Form 10-Q
period 1996-06-30
UNITED FINANCIAL CORP \MN\
filed 1996-08-06
CIK 1011309

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996


                Commission file number     0-28080


                         UNITED FINANCIAL CORP.
          (Exact name of registrant as specified in its charter)


MINNESOTA                               81-0507591
- ---------                               ----------
(State or other jurisdiction of         (I.R.S. Employer ID No.)
incorporation or organization)


P.O. Box 2509; 601 1st Ave. North, Great Falls, Montana   59403
- ---------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (406) 761-2200
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]      No [ ]


The number of shares of Registrant's $1.00 par value common stock outstanding on June 30, 1996, was 1,223,312. No preferred shares were outstanding. Registrant's common stock is traded Over-The-Counter on the NASDAQ National Market System, symbol UBMT.

                            UNITED FINANCIAL CORP.
                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

 ITEM 1 FINANCIAL STATEMENTS

       Consolidated Statements of Financial Condition at June
       30, 1996, June 30, 1995 and December 31, 1995

       Consolidated Statements of Income-Three Months Ended
       June 30, 1996 and June 30, 1995

       Consolidated Statements of Income-Six Months Ended
       June 30, 1996 and June 30, 1995

       Consolidated Statements of Cash Flows-Six Months Ended
       June 30, 1996 and June 30, 1995

       Consolidated Statement of Changes in Stockholders'
       Equity - Six Months Ended June 30, 1996

       Notes to Consolidated Financial Statements

 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

 ITEM 1 LEGAL PROCEEDINGS

 ITEM 2 CHANGE IN SECURITIES

 ITEM 3 DEFAULTS ON SENIOR SECURITIES

 ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF
        SECURITIES HOLDER

 ITEM 5 OTHER INFORMATION

 ITEM 6 EXHIBITS
       REPORTS ON FORM 8-K


SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
UNITED FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except equity/assets, share and per share data)
(Unaudited, except December 31)
                                          June 30,     Dec. 31,
                                      1996     1995     1995
                                   -------- -------- ---------
ASSETS
Cash and cash equivalents:
  Cash and amounts due from banks  $    421  $    501  $    805
  Interest-earn. deposits with banks    347     3,290       416
                                   --------  --------  --------
                                        768     3,791     1,221
Investments:
  Securities held-to-maturity        34,123    22,606    43,117
  Securities available-for-sale      33,595    42,609    35,261
                                   --------  --------  --------
                                     67,718    65,215    78,378
Loans receivable, net                30,977    31,034    30,352
Premises and equipment, net           1,447     1,404     1,494
Real estate owned                       674       510       491
Accrued interest receivable             902       949       916
FHLB stock, at cost                     379       350       476
Other assets                          1,330     1,770     1,112
                                   --------  --------  --------
                                   $104,195  $105,023  $114,440
                                   ========  ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  NOW/money market demand accounts    8,302  $  7,252  $  8,167
  Savings deposits                   30,421    34,909    32,461
  Time deposits                      39,881    37,364    37,663
                                   --------  --------  --------
                                     78,604    79,525    78,291
Federal Home Loan Bank advances         200              10,500
Accrued interest payable                213       219        68
Advance payments by borrowers for
 taxes and insurance                    271       788       224
Income taxes payable                    254       288       260
Other liabilities                       146       190       409
                                   --------  --------  --------
                                     79,688    81,010    89,752












Stockholders' equity:
  Preferred stock, $1.00 par value
    (2,000,000 shares authorized; none outstanding)
  Common stock, $1.00 par value
    (8,000,000 shares authorized;
    1,223,312 outstanding)            1,223     1,223     1,223
  Paid-in capital                     7,626     7,663     7,663
  Retained earnings-part. restricted 16,229    15,642    16,046
  Unrealized loss on securities
     available-for-sale                (571)     (515)     (244)
                                   --------  --------  --------
                                     24,507    24,013    24,688
                                   --------  --------  --------
                                   $104,195  $105,023  $114,440
                                   ========  ========  ========
Equity/Assets                        23.5%      22.9%     21.6%
Book Value/Share                    $20.03     $19.63    $20.18

UNITED FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data-unaudited)
                             Three Months Ended  Six Months Ended
                                   June 30,          June 30,
                                1996    1995      1996     1995
                              -------  -------  -------  -------
Interest Income:
 Loans                         $  700  $  709    $1,394   $1,437
 Mortgage-backed securities       475     315     1,043      640
 Investment securities            501     754     1,034    1,599
 Interest-earning deposits         76      63       110       85
                              -------  ------    ------   ------
                                1,752   1,841     3,581    3,761
Interest Expense:
 Deposits                         867     850     1,736    1,691
 Borrowings                         1                59        1
                              -------  ------    ------   ------
                                  868     850     1,795    1,692

   Net interest income            884     991     1,786    2,069
 Provision for losses on loans
                              -------  ------    ------   ------
   Net interest income after
    prov. for loss. on loans      884     991     1,786    2,069

Noninterest Income:
 Fees and discounts                98      95       189      153
 FHLB stock dividends               7       5        16       11
 Investment securities sales,
   net gain                       132               132        2
 Other income                      65      52       114      108
                              -------  ------    ------   ------
                                  302     152       451      274
Noninterest Expense:
 Salaries and employee bene.      284     286       569      573
 Net occupancy and equip. exp.     60      61       121      121
 Data processing expense           23      24        45       49
 FDIC/SAIF deposit insur. prem.    45      53        90      105
 Other expenses                   135     110       271      204
                               ------  ------    ------   ------
                                  547     534     1,096    1,052
                               ------  ------    ------   ------
   Income before income taxes     639     609     1,141    1,291
 Provision for income taxes       239     227       426      481
                               ------  ------    ------   ------
   Net income                  $  400  $  382    $  715   $  810
                               ======  ======    ======   ======

Earnings per share               $.33    $.31      $.59     $.66

UNITED FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Dollars in thousands-unaudited)
                                                  Six Months Ended
                                                       June 30,
                                                   1996     1995
                                                 -------   ------
Operating Activities:
Net income                                       $   715   $  810
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation/amortization-bank premises/equip.      58       54
  Depreciation of real estate held for investment     19       19
  Invest. sec. net (accretion) or amortization      (126)       2
  Sales of available-for-sale securities, net gain  (132)      (2)
  Loans originated for the secondary market       (5,729)  (3,014)
  Proceeds from secondary market loan sales        5,617    2,846
  Federal Home Loan Bank stock dividends             (16)     (11)
  Net change in income taxes payable                  (6)      (4)
  Net change in accrued interest receivable           14       57
  Net change in accrued interest payable             145      177
  Net change in other assets                         120     (142)
  Net change in other liabilities                   (265)     (81)
                                                 --------  -------
    Net cash provided by operating activities        414      711
Investing Activities:
Purchases of held-to-maturity securities          (8,324)
Proceeds-matured held-to-maturity securities       1,000    1,195
Mortgage-backed securities principal collections  16,459    2,055
Purchases of available-for-sale securities        (6,908)
Proceeds-matured available-for-sale securities     3,000
Proceeds-called available-for-sale securities      2,000    2,294
Proceeds-sales of available-for-sale securities    3,139    6,004
Loans originated for portfolio                    (7,239)  (4,705)
Proceeds from sales of portfolio loans             1,885    1,374
Loan principal collections                         5,037    4,314
All other changes in loans, net                     (375)    (505)
Purchases of premises and equipment                  (11)    (147)
Net change in real estate owned                     (135)      35
Federal Home Loan Bank stock redemptions             114       52
                                                --------  -------
   Net cash provided by investing activities       9,642   11,966
                                                --------  -------
Financing Activities:
Net increase (decrease) in deposits                  313   (9,561)
Net repayment of FHLB advances                   (10,300)
Increase in advance escrow payments by borrowers      47      522
Capitalized holding company formation costs          (37)
Cash dividends paid                                 (532)    (483)
                                                 --------  -------
   Net cash (used) by financing activities       (10,509)  (9,522)
                                                 --------  -------
(Decrease) increase in cash and cash equivalents    (453)   3,155
Cash and cash equivalents at beginning of year     1,221      636
                                                 --------  -------
   Cash and cash equivalents at end of period    $   768   $3,791
                                                 ========  =======

Supplemental Cash Flow Disclosure:
Cash payments for interest                       $ 1,649   $1,516
Cash payments for income taxes                   $   263   $  485

UNITED FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders' Equity
(Dollars in thousands, except per share data)
(Unaudited, except December 31)
                            Six Months Ended June 30, 1996
                            ------------------------------
                                              Unrealized
                                                holding
                                                 gains
                    Common  Paid-In  Retained  (losses)
                     Stock  Capital  Earnings     net     Total
                   -------  -------  --------  --------  -------
Balance
December 31, 1995   $1,223  $7,663   $16,046    $(244)   $24,688
 Net income                              715                 715
 Cash dividends paid
   ($.435 per share)                    (532)               (532)
 Increase in unrealized
   loss on investment
   securities
   available-for-sale                            (327)      (327)
 Capitalized holding
   company formation
   costs                       (37)                          (37)
                    ------  -------  -------    -------  --------
Balance
June 30, 1996       $1,223  $7,626   $16,229     $(571)   $24,507
                    ======  =======  =======    =======  ========

                     UNITED FINANCIAL CORP. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                 (Unaudited)
Basis of Presentation -- The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, changes in stockholders' equity, and changes in cash flows for the periods disclosed. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results anticipated for the year ended December 31, 1996. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United Savings Bank's annual report and Form 10-K for the year ending December 31, 1995.

Organizational Structure -- In the second quarter of 1996 a holding company structure was approved by shareholders and regulators with United Savings Bank becoming the wholly owned subsidiary of a newly formed Minnesota corporation, United Financial Corp. Accordingly, the accompanying consolidated financial statements, as of June 30, 1996, include the accounts of United Financial Corp. (the Holding Company) and its wholly owned and regulated thrift institution subsidiary, United Savings Bank (the Bank). The consolidated financial statements also include the Community Service Corporation, a wholly owned subsidiary of the Bank. The Community Service Corporation, a Montana corporation, was formed in 1974 and engages in real estate management. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents -- For purposes of the Consolidated Statements of Cash Flows, all cash, daily interest and noninterest-bearing deposits with banks are classified as cash equivalents.

Computation of Earnings Per Share -- Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the quarters and six months ended June 30, 1996, 1995, and for the year ended December 31, 1995, were 1,223,312 shares.

Dividends Declared -- On April 24, 1996, the Board of Directors of the Bank declared a second-quarter 1996 cash dividend of $.22 per share, paid May 27, 1996, to shareholders of record on May 13, 1996. On July 22, 1996, the Board of Directors of the Holding Company declared a third-quarter 1996 cash dividend of $.225 per share, payable August 26, 1996, to shareholders of record on August 12, 1996.

Material Contracts-Severance Agreements -- During fiscal year 1994, the Bank's Board of Directors approved change of control severance agreements for the Bank's President and each of the five Vice-Presidents. The agreements provide for severance compensation in the event any company or person acquires control of the Bank, as determined in accordance with applicable federal regulations. Pursuant to his agreement upon a change of control, the Bank's President would be entitled to lump-sum compensation equal to two times his annual base salary plus any target bonuses, and 24 months of continued welfare and employee benefits. The agreements with each of the five Vice-Presidents provide for payment, upon a change of control, of lump-sum compensation equal to each annual base salary, plus any target bonuses, and 12 months of continued welfare and employee benefits.

Emerging Legislation -- Updating the discussion on pages 6 and 7 of the Bank's 1995 Annual Report, the Budget Reconciliation Bill (Budget Bill) that included BIF/SAIF FDIC insurance legislation and thrift bad debt reserves recapture relief was vetoed by President Clinton. Attempts are now being made to include these two provisions as part of Budget Bill 1996 Continuing Resolutions. In addition, separate legislation is now being debated before Congress that addresses both the BIF versus SAIF FDIC insurance premium and insurance reserve ratio disparity, as well as thrift bad debt reserve recapture relief. It continues likely, as previous reported, that the Bank will be charged a one time FDIC insurance special assessment of approximately $.85 per $100 of insured deposits. If assessed against the Bank's March 31, 1995 insured deposits, this assessment would result in an approximate $713,000 (pre-tax) reduction in earnings and an approximate $.37 per share (after tax) reduction in earnings per share.

What impact a final Budget Bill, along with other changes in federal law regarding interstate banking and branching, Glass-Stegall Act revisions, the potential merger of federal regulatory agencies, the continued consolidation of the banking industry and other regulatory changes will have on the Bank's operations are now under review and cannot be predicted at this time.

Debt and Equity Investment Accounting -- In May 1993, the Financial Accounting Standards Board (FASB) issued Statement No. 115, "Accounting for Investments in Certain Debt and Equity Securities." This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities.
These investments are to be classified into the following three categories and accounted for as follows:

     1) Debt securities purchased with the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

     2) Debt and equity securities purchased and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

     3) Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale and reported at fair value, with net unrealized gains and losses excluded from earnings and reported (net of tax effect) as a separate component of stockholders' equity.

Statement 115 was implemented January 1, 1994. The existing policy of not maintaining a trading portfolio was retained. All investment securities are classified as either held-to-maturity or available-for-sale. Held-to-maturity investments, shown at cost, are comprised of mortgage-backed securities, Federal Home Loan Bank certificates of deposit and U.S. Government securities and agencies. Available-for-sale securities, shown at fair value with net unrealized holding gains and losses, net of tax, reported in stockholders' equity, are comprised of the Kemper U.S. Government bond fund and U.S. Government securities and agencies.

A comparison of the amortized cost and estimated fair value of investment securities at the dates indicated is as follows:
(Unaudited, except December 31)
                                            June 30, 1996
                                        (Dollars in thousands)
                               --------------------------------------
                                         Gross    Gross    Estimated
                               Amortized Unreal.  Unreal.  Fair
                                Cost     Gains    Losses   Value
                                -------- -------  -------- -------
Held-to-Maturity:
U.S. Government agencies        $ 2,566           $    (2)  $ 2,564
FHLB certificates of deposit      1,000                       1,000
    U.S. Government agencies    -------  -------  --------  -------
    and other                     3,566                (2)    3,564

GNMA fixed and adjust. rate       2,209     $ 22      (10)    2,221
FNMA and FHLMC adjust. rate       5,867       26      (65)    5,828
FNMA 7 yr & FHLMC 5 yr balloons  11,012       15     (168)   10,859
FNMA and FHLMC REMIC cert.       11,469        4      (55)   11,418
                                -------  -------  --------  -------
    Mortgage-backed securities   30,557       67     (298)   30,326
                                -------  -------  --------  -------
                                $34,123     $ 67  $  (300)  $33,890
                                =======  =======  ========  =======
Available-for-Sale:
U.S. Treasuries and U.S. Gov.
 agencies                       $28,564     $ 75  $  (196)  $28,443
Kemper U.S. Gov. bond fund        5,996              (844)    5,152
                                -------  -------  --------  -------
                                $34,560     $ 75  $(1,040)  $33,595
                                =======  =======  ========  =======

                                        December 31, 1995
                                      (Dollars in thousands)
Held-to-Maturity:             -------------------------------------
U.S. Treasuries and U.S. Gov.
 agencies                       $ 2,901     $  1   $   (1)  $ 2,901

GNMA fixed and adjust. rate       2,339       35       (1)    2,373
FNMA and FHLMC adjust. rate       5,952       35      (31)    5,956
FNMA 7 yr & FHLMC 5 yr balloons   5,196       79              5,275
FNMA and FHLMC REMIC cert.       26,729        8      (43)   26,694
                                -------  -------  --------  -------
    Mortgage-backed securities   40,216      157      (75)   40,298
                                -------  -------  --------  -------
                                $43,117     $158  $   (76)  $43,199
                                =======  =======  ========  =======
Available-for-Sale:
U.S. Treasuries and U.S. Gov.
 agencies                       $29,678     $395  $  (234)  $29,839
Kemper U.S. Gov. bond fund        5,996              (574)    5,422
                                -------  -------  --------  -------
                                $35,674     $395  $  (808)  $35,261
                                =======  =======  ========  =======

A comparison of the amortized cost and estimated fair values of held-to-
maturity and available-for-sale investment securities by contractual maturities at June 30, 1996, is shown below.  Estimated maturities may differ from contractual maturities as some securities have call or prepayment options. (Unaudited)
                                               June 30, 1996
                                          (Dollars in thousands)
                                       ----------------------------
                                       Amortized      Estimated
                                          Cost        Fair Value
                                       ---------      ----------
Held-to-Maturity:
Due in one year or less                 $ 1,000        $ 1,000
Due after one year through two years        600            600
Due after five years through six years    1,966          1,964
Mortgage-backed securities               30,557         30,326
                                        -------        -------
                                        $34,123        $33,890
                                        =======        =======
Available-for-Sale:
Due in one year or less                 $ 7,558        $ 7,583
Due after one year through two years     14,078         13,926
Due after two years through five years    6,928          6,934
Kemper U.S. Government bond fund          5,996          5,152
                                        -------        -------
                                        $34,560        $33,595
                                        =======        =======

During the six months ended June 30, 1996, one available-for-sale investment security with a book value of $3,007,090 was sold realizing a gain of $132,363. During the six months ended June 30, 1995, available-for-sale investment securities with a book value of $6,001,458 were sold realizing a net gain of $2,178.

Regulatory Capital -- United Savings Bank (the Bank), the wholly owned regulated thrift institution of the Holding Company is required to meet three FIRREA-enacted capital regulations: (1) a tangible capital requirement (stockholders' equity adjusted for the effects of intangibles, investments and advances to "nonincludable" subsidiaries and other factors) equal to not less than 1.5% of tangible assets (as defined in the regulations), (2) a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other defined factors equal to not less than 3% of tangible assets, and (3) a risk-based capital requirement equal to 8% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. For example, cash and securities backed by the full faith and credit of the U.S. Government are risk-weighted at 0% of book value, while repossessed assets and delinquent loans over 90 days past due are assigned a 100% factor, or a risk-weighting equal to their book value. The Bank's total risk-weighted assets at June 30, 1996 were approximately $30,911,000.

The following table demonstrates as of June 30, 1996, the extent to which the
Bank exceeds in dollars and in percent, the three minimum regulatory capital requirements:
                               Unaudited-Regulatory Capital
                                  (Dollars in thousands)
                            --------------------------------
                            Actual     Requirement    Excess
                            ------     -----------    ------
Tangible capital:
  $ Amount                  $15,282    $1,425         $13,857
  % of tangible assets        16.1%      1.5%          14.6%
Core capital:
  $ Amount                  $15,282    $2,849         $12,433
  % of tangible assets        16.1%      3.0%           13.1%
Risk-based capital:
  $ Amount                  $15,317    $2,473         $12,844
  % of risk-weighted assets   49.6%      8.0%           41.6%

Generally accepted accounting principles (GAAP) capital as shown on the consolidated financial statements differs from tangible, core and risk-based regulatory capital at June 30, 1996 as follows: (Unaudited)

                                             (Dollars in thousands)
         Consolidated GAAP capital                  $24,507
          Holding company                            (8,901)
                                                    --------
         Bank GAAP capital                           15,606
          Non-includable assets of Bank subsidiary     (408)
          Unrealized loss on certain securities
            available-for-sale                           84
                                                    --------
         Tangible and core capital                   15,282
          General loan valuation allowances              75
          Other assets required to be deducted          (40)
                                                    --------
         Risk-based capital                         $15,317
                                                    ========

The Office of Thrift Supervision (OTS) is responsible for insuring that capital standards reflect interest rate risk (IRR), defined as the potential for the reduction of earnings and stockholders' equity resulting from changes in market interest rates. The OTS has delayed implementation of a proposed capital deduction for savings institutions with a greater than normal level of IRR as calculated by an OTS Net Portfolio Value Model. Due to its current capital position, most recent OTS calculated IRR and proposed exemption criteria, the Bank would not have an IRR capital adjustment.

Failure to comply with applicable regulatory capital requirements can result in capital directives from the director of the OTS, restrictions on growth, and other limitations on a savings association's operations.

The following table sets forth for the second quarter 1996, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities. (Dollars in thousands-unaudited)
                                   Average    Interest    Average
                                   Balance    Earned/Pd  Yield/Cost
                                 ---------    ---------  ----------
ASSETS
Loans receivable                 $ 30,226     $  700       9.26%
Mortgage-backed securities         32,335        475       5.88%
Investments-other                  33,403        501       5.99%
Interest-earning deposits           5,824         76       5.21%
                                 --------     ------       -----
  Total interest-earn. assets     101,788     $1,752       6.89%
Reserve for loan losses               (75)    ======       =====
Cash and due from banks               544
Unreal. loss sec. avail.-for-sale    (786)
FHLB stock                            372
Bank premises and equipment         1,462
Accrued interest receivable           659
Non-earning assets                  1,513
                                 --------
  Total assets                   $105,477
                                 ========
LIABILITIES & STOCKHOLDERS' EQUITY
NOW/MMDA                         $  8,613     $   65       3.02%
Statement savings                  30,585        268       3.50%
Time deposits                      39,712        534       5.39%
                                 --------     ------       -----
Deposits                           78,910        867       4.40%
Borrowings                             34          1       5.56%
                                 --------     ------       -----
  Total interest-bearing liab.   $ 78,944     $  868       4.40%
                                 ========     ======       =====

Unreal. loss sec. avail.-for-sale$   (496)
Stockholders' equity               25,014
                                 --------
  Total stockholders' equity     $ 24,518
                                 ========
Net interest-earning assets      $ 22,844
Net interest income                           $  884














Net interest spread (1)                                    2.49%
Net interest margin (2)             3.47%
Net income                                    $  400
Return on average assets (3)        1.52%
Return on average equity (4)        6.52%
Equity to average assets ratio (5) 23.25%
Dividend payout ratio (6)          67.30%
Interest-earning assets to
 interest-bearing liab. ratio       1.29

Cash dividends paid              $    269

(1) Average yield interest-earning assets minus average rate interest-bearing liabilities
(2) Net interest income divided by average interest-earning assets
(3) Net income divided by average total assets
(4) Net income divided by average equity
(5) Average equity divided by average total assets
(6) Dividends paid per share divided by net income per share

The following table sets forth for the second quarter 1995, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities. (Dollars in thousands-unaudited)
                                   Average    Interest    Average
                                   Balance    Earned/Pd  Yield/Cost
                                   -------    ---------  ----------
ASSETS
Loans receivable                   $ 30,890   $  709      9.18%
Mortgage-backed securities           20,225      315      6.23%
Investments-other                    48,403      754      6.23%
Interest-earning deposits             4,243       63      5.95%
                                   --------   ------      -----
  Total interest-earning assets     103,761   $1,841      7.10%
Reserve for loan losses                 (75)  ======      =====
Cash and due from banks                 490
Average balance adjustment           (1,851)
Unreal. loss sec. avail. for sale    (1,128)
FHLB stock                              346
Bank premises and equipment           1,365
Accrued interest receivable             947
All other assets                      2,140
                                   --------
  Total assets                     $105,995
                                   ========
LIABILITIES & STOCKHOLDERS' EQUITY
NOW/MMDA                           $  7,659   $   58      3.04%
Statement savings                    36,118      321      3.56%
Time deposits                        37,066      471      5.08%
Avg. balance adjustment                 287
                                   --------   ------      -----
Deposits                             81,130      850      4.19%
Borrowings
                                   --------   ------      -----
  Total interest-bearing liab.     $ 81,130   $  850      4.19%
                                   ========   ======      =====

Unreal. loss sec. avail.-for-sale  $   (668)
Stockholders' equity                 24,481
                                   --------
  Total stockholders' equity       $ 23,813
                                   ========
Net interest-earning assets        $ 22,631
Net interest income                           $  991












Net interest spread (1)                                   2.91%
Net interest margin (2)              3.82%
Net income                                    $  382
Return on average assets (3)         1.44%
Return on average equity (4)         6.42%
Equity to average assets ratio (5)  22.47%
Dividend payout ratio (6)           63.99%
Interest-earning assets to
 interest-bearing liab. ratio        1.28

Cash dividends paid                $   245

(1) Average yield interest-earning assets minus average rate interest-bearing liabilities
(2) Net interest income divided by average interest-earning assets
(3) Net income divided by average total assets
(4) Net income divided by average equity
(5) Average equity divided by average total assets
(6) Dividends paid per share divided by net income per share

The following table sets forth for the six month period ended June 30, 1996, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-
earning assets and interest-bearing liabilities. (Dollars in thousands-
unaudited)
                                   Average    Interest   Average
                                   Balance    Earned/Pd  Yield/Cost
                                   -------    ---------  ----------
ASSETS
Loans receivable                   $ 30,165   $1,394     9.24%
Mortgage-backed securities           34,356    1,043     6.07%
Investments-other                    34,471    1,034     6.00%
Interest-earning deposits             4,233      110     5.21%
                                   --------   ------     -----
  Total interest-earning assets     103,225   $3,581     6.94%
Reserve for loan losses                 (75)  ------     -----
Cash and due from banks                 554
Unreal. loss sec. avail.-for-sale      (582)
FHLB stock                              424
Bank premises and equipment           1,473
Accrued interest receivable             701
All other assets                      1,489
                                   --------
  Total assets                     $107,209
                                   ========
LIABILITIES & STOCKHOLDERS' EQUITY
NOW/MMDA                           $  8,508   $  128     3.01%
Statement savings                    31,262      548     3.50%
Time deposits                        39,069    1,060     5.43%
                                   --------   ------     -----
Deposits                             78,839    1,736     4.40%
Borrowings                            2,026       59     5.80%
                                   --------   ------     -----
  Total interest-bearing liab.     $ 80,865   $1,795     4.44%
                                   ========   ======     =====

Unreal. loss sec. avail.-for-sale  $   (370)
Stockholders' equity                 24,987
                                   --------
  Total stockholders' equity       $ 24,617
                                   ========
Net interest-earning assets        $ 22,360
Net interest income                           $1,786













Net interest spread(1)                                   2.50%
Net interest margin (2)              3.46%
Net income                                    $  715
Return on average assets (3)         1.33%
Return on average equity (4)         5.81%
Equity to average assets ratio (5)  22.96%
Dividend payout ratio (6)           74.41%
Interest-earning assets to
 interest-bearing liab. ratio        1.28

Cash dividends paid                $   532

(1) Average yield interest-earning assets minus average rate interest-bearing liabilities
(2) Net interest income divided by average interest-earning assets
(3) Net income divided by average total assets
(4) Net income divided by average equity
(5) Average equity divided by average total assets
(6) Dividends paid per share divided by net income per share

The following table sets forth for the six month period ended June 30, 1995, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities. (Dollars in thousands-unaudited)

                                   Average    Interest    Average
                                   Balance    Earned/Pd  Yield/Cost
                                   -------    ---------  ----------
ASSETS
Loans receivable                   $ 31,000    $1,437     9.27%
Mortgage-backed securities           20,653       640     6.20%
Investments                          51,403     1,599     6.22%
Interest-earning deposits             2,871        85     5.94%
                                   --------    ------     -----
  Total interest-earning assets     105,927    $3,761     7.10%
Reserve for loan losses                 (75)   ======     =====
Cash and due from banks                 493
Average balance adjustment           (1,411)
Unreal. loss sec. avail.-for-sale    (1,639)
FHLB stock                              360
Bank premises and equipment           1,330
Accrued interest receivable           1,033
All other assets                      1,957
                                   --------
  Total assets                     $107,975
                                   ========
LIABILITIES & STOCKHOLDERS' EQUITY
NOW/MMDA                           $  7,882    $  121      3.07%
Statement savings                    38,392       687      3.58%
Time deposits                        36,568       883      4.83%
Avg. balance adjustment                 608
                                   --------    ------      -----
Deposits                             83,450     1,691      4.05%
Borrowings                               52         1      6.30%
                                   --------    ------      -----
  Total interest-bearing liab.     $ 83,502    $1,692      4.05%
                                   ========    ======      =====

Unreal. loss sec. avail.-for-sale  $   (971)
Stockholders' equity                 24,405
                                   --------
  Total stockholders' equity       $ 23,434
                                   ========
Net interest-earning assets        $ 22,425
Net interest income                            $2,069










Net interest spread (1)                                    3.05%
Net interest margin (2)              3.91%
Net income                                     $  810
Return on average assets (3)         1.50%
Return on average equity (4)         6.91%
Equity to average assets ratio (5)  21.70%
Dividend payout ratio (6)           59.68%
Interest-earning assets to
 interest-bearing liab. ratio        1.27

Cash dividends paid                $   483

(1) Average yield interest-earning assets minus average rate interest-bearing liabilities
(2) Net interest income divided by average interest-earning assets
(3) Net income divided by average total assets
(4) Net income divided by average equity
(5) Average equity divided by average total assets
(6) Dividends paid per share divided by net income per share

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1)  MATERIAL CHANGES IN FINANCIAL CONDITION.  COMPARISON OF THE SIX-MONTH
PERIOD FROM DECEMBER 31, 1995, TO JUNE 30, 1996. (Unaudited, except December
31)
                                     Selected Financial Condition Recap
                                           (Dollars in thousands)
                                   June 30,   December 31,
                                     1996         1995      Change
                                   ---------  ------------  ---------
   Total assets                    $104,195   $114,440      ($10,245)
   Cash and cash equivalents            768      1,221          (453)
   Investments (held-to-maturity)    34,123     43,117        (8,994)
   Investments (available-for-sale)  33,595     35,261        (1,666)
   Loans receivable, net             30,977     30,352           625
   Real estate owned                    674        491           183
   Other assets                       4,058      3,998            60
   Deposits                          78,604     78,291           313
   Federal Home Loan Bank advances      200     10,500       (10,300)
   Total liabilities                 79,688     89,753       (10,065)
   Stockholders' equity, net         24,507     24,688          (181)

General -- The $10.2 million, or 9%, decrease in assets resulted from the repayment of borrowings (FHLB advances) outstanding at the end of 1995. The $10.5 million of debt was repaid from $25.6 million of cash flows from investment securities.

Due to a weaker economy, the Federal Reserve Board made two interest rate policy changes and lowered rates in late December 1995 and late January 1996. However, beginning in February and continuing throughout the first half of 1996 market interest again rose on improving employment and renewed inflation fears.

Investments -- The two investment categories decreased a combined net $10.7 million, or 14%. This change was comprised primarily of $5.0 million of matured and called available-for-sale securities, a $1.0 million matured held-to-maturity investment, and $16.4 million of mortgage-backed securities principal repayments, offset by $8.3 million of held-to-maturity securities purchases and $6.9 million of available-for-sale securities purchases. In addition, $3.1 million of proceeds were received from the sale of an available-for-sale security. A $132,400 gain was realized from this sale.

Loans Receivable -- For the six months ended June 30, 1996, net loans receivable increased $.6 million, or 2%, as follows: (Unaudited)

   Loans originated for portfolio     $ 7.2  million
   Sales of portfolio loans            (1.9)    "
   Payments and payoffs                (5.0)    "
   Other changes                         .3     "
                                      ------
        Net increase                  $  .6  million
                                      ======

For the six months ended June 30, 1996, $5.7 million of loans were originated for sale and $5.6 million of loans were sold to the secondary market.

Loans receivable at the dates indicated consisted of the following:
(Dollars in thousands-unaudited)
                                             June 30,      Dec. 31,
                                        1996      1995       1995
                                       -------   -------   -------
   Conventional:
     1-4 residential                   $13,308   $14,040   $13,540
     5 or more residential               4,120     3,794     3,987
     Construction                        3,781     1,859     3,373
     Commercial and other non-resident.  2,334     2,747     2,517
   FHA insured or VA guaranteed          6,258     7,652     6,970
   Home improvement and home consumer    1,256     1,218     1,136
   Loans to depositors, savings secured    101       242       175
   Recreational vehicle and auto           874        35        31
   Other non-mortgage                      253       362       306
                                       -------   -------   -------
        Total loans                     32,285    31,949    32,035
    Less:
     Loans in process                    1,227       831     1,600
     Discounts                               6         9         8
     Reserve for possible loan losses       75        75        75
                                       -------   -------   -------
        Loans receivable, net          $30,977   $31,034   $30,352
                                       =======   =======   =======

Real Estate Owned -- The $183,000, or 37%, increase consisted of a new $231,000 foreclosed Great Falls residence, less the sale of a $29,000 Glendive residence, less additional depreciation for properties held for investment. The Glendive sale resulted in a $14,000 gain. At June 30, 1996, approximately $403,000, or 60%, of real estate owned was comprised of two 24-unit apartment complexes in Glendive, Montana, owned as depreciating investments by the Bank's wholly-owned subsidiary; plus $271,000 of real estate held for sale consisting of $40,000 for two Great Falls commercial lots and the $231,000 Great Falls residence.

Other Assets -- This category remained at approximately $4.0 million. The unrealized tax benefit relating to the FASB 115 adjustment for available-for-sale securities increased $.2 million to $.4 million. At June 30, 1996, other assets included $.8 million of loans receivable contracted for sale to the secondary market.

Deposits -- Deposits increased $.3 million, or less than 1%. The Bank's average cost of deposits for the first half of 1996 increased to 4.40%, compared to an average cost of 4.05% for the same six months in 1995. The Bank's cost of deposits was 4.46% at June 30, 1996, 4.44% at December 31, 1995, 4.30% at June 30, 1995, and 3.94% at December 31, 1994.

The following table indicates the amounts and maturities of time certificates of deposit of $100,000 or more outstanding as of June 30, 1996:
(Dollars in thousands, unaudited)
              Maturity                      Amount
              --------                      ------
              3 months or less              $  610
              >3 months through 6 months       204
              >6 months through 1 year       1,031
              >1 year                        2,087
                                            ------
                                            $3,932
                                            ======

Borrowings -- During the first quarter of 1996, the cash flows from matured and called investment securities, together with mortgage-backed securities repayments were utilized to repay the $10.5 million of FHLB advances outstanding at December 31, 1995. At June 30, 1996, a $.2 million overnight FHLB advance was outstanding.

Stockholders' Equity -- The less than $.2 million decrease in stockholders' equity was comprised of $.7 million of net income, less $.5 million of cash dividends paid and a $.3 million increase in the unrealized loss adjustment for available-for-sale securities. In addition, capitalized holding company formation costs were approximately $37,000. Book value per share decreased to $20.03 at June 30, 1996, from $20.18 per share at December 31, 1995. Stockholders' equity ratio (stockholders' equity divided by assets) was 23.5% at June 30, 1996, compared to 21.6% at December 31, 1995. The ratio of average interest-earning assets to average interest-bearing liabilities was
1.28 for the first half of 1996 and 1.27 for the same six months in 1995.

Asset Quality and Loss Reserves -- Nonperforming assets consisting of nonaccrual uninsured loans, accruing uninsured loans past due over 90 days, restructured loans, and all real estate owned-held for sale (REO/HFS) were approximately: $271,000 at June 30, 1996, $78,000 at December 31, 1995,
representing .26% and .07% of total assets, respectively.
(Dollars in thousands-unaudited, except December 31)

                                  June 30,  December 31,
                                    1996        1995
                                  --------  ------------
   Loss reserves                     $75        $75
   Loss reserves as a % of
     nonperforming assets            27%        96%
   Loss reserves as a % of
     uninsured loans & REO/HFS       .30%       .32%

Federal regulations require the Bank to classify its assets as substandard (distinct possibility that some loss will be sustained), doubtful (high likelihood of loss), and loss (uncollectible). At June 30, 1996, the Bank's substandard assets were approximately $40,000, with no asset classified as doubtful or loss.

Given the continuing low level of nonperforming and classified assets, the decrease in loans receivable, and the sale of the majority of new loan production, no additional loss provision expense was deemed necessary (i.e. both probable and estimable) during the quarters and six-month periods ended June 30, 1996.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996, AND JUNE 30, 1995.
(Dollars in thousands, unaudited)
                                         INCOME RECAP
                                  Three Months Ended June 30,
                                   1996      1995     Change
                                  ------    ------    ------
   Interest income                $1,752    $1,841     $(89)
   Interest expense                  868       850       18
                                  ------    ------    ------
     Net interest income             884       991     (107)
   Noninterest income                302       152      150
   Noninterest expense               547       534       13
                                  ------    ------    ------
     Income before income taxes      639       609       30
   Provision for income taxes        239       227       12
                                  ------    ------    ------
     Net income                   $  400    $  382    $  18
                                  ======    ======    ======

General -- Net income for the second quarter of 1996 was $400,000, an $18,000, or 5%, increase over the same period in 1995. This increase primarily resulted from a $132,000 noninterest income gain from the sale of a security classified as available-for-sale, offset by a $107,000, or 11%, decline in net interest income. Second quarter 1996 average interest-earning assets and average deposits declined. The average yield for interest-earning assets was lower, while the average cost of deposits was higher.

Second quarter 1996 return on average assets was 1.52%, compared to 1.44% for the same 1995 quarter. Based on weighted average shares outstanding, second-quarter 1996 net income was $.33 per share, compared to $.31 per share for the same 1995 quarter.

Interest Income and Expense -- Compared to the same 1995 quarter, average second quarter 1996 interest-earning assets decreased $2.0 million, or less than 2%. Due primarily to a decrease in investment securities yields, the average yield for all interest-earning assets was 6.89%, compared to 7.10% for the same 1995 quarter. As a result, second quarter 1996 interest income decreased $89,000, or 5%.

Compared to the same 1995 quarter, second quarter 1996 average deposits decreased $2.2 million, or 3%. However, due to higher interest rates and time deposit repricing, deposit interest expense actually increased $17,000, or 2%. The average cost of deposits was 4.40% for the second quarter of 1996, compared to 4.19% for the same 1995 quarter. Second quarter 1996 average borrowings (FHLB advances) were less than $.1 million, average cost was 5.56%, and borrowing expense was approximately $1,000. There were no borrowings during the same 1995 quarter. The second quarter 1996 cost of all interest-bearing liabilities was 4.40%, compared to 4.19% for the same quarter in 1995.

Net Interest Income -- This category decreased $107,000, or 11%, for the reasons cited above. Net interest spread (the difference between the average yield on interest-earning assets less the average cost of interest-bearing liabilities) was 2.49% for the second quarter of 1996, compared to 2.91% for the same 1995 quarter. Net interest margin (net interest income divided by average interest-earning assets) was 3.47% for the second quarter of 1996, compared to 3.82% for the same 1995 quarter.

Noninterest Income -- During the second quarter of 1996, this category increased $150,000, or 99% to $302,000. The primary reason for this change was a $132,000 gain from the sale of an available-for-sale investment security. Loan origination fee and discount income decreased $3,000, or 3%.

Noninterest Expense -- This category increased $13,000, or 2%, and was the net result of a $2,000, or 1%, decrease in salaries and employee benefits, a combined $9,000 decrease in data processing and FDIC/SAIF deposit insurance expense (lower deposit base), offset by a $25,000, or 23%, increase in other expenses, the primary component of which was advertising expense for an ongoing marketing campaign.

Income Taxes -- Second quarter 1996 income before taxes was $639,000, a $30,000, or 5%, increase from the $609,000 earned for the same 1995 quarter. Taxes increased $12,000, or 5% to $239,000.

(3) MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996, AND JUNE 30, 1995.

                                   INCOME RECAP (Unaudited)
                                    (Dollars In Thousands)
                                   Six Months Ended June 30,
                                   1996      1995     Change
                                  ------    ------    ------
   Interest income                $3,581    $3,761    $(180)
   Interest expense                1,795     1,692      103
                                  ------    ------    ------
     Net interest income           1,786     2,069     (283)
   Noninterest income                451       274      177
   Noninterest expense             1,096     1,052       44
                                  ------    ------    ------
     Income before income taxes    1,141     1,291     (150)
   Provision for income taxes        426       481      (55)
                                  ------    ------    ------
     Net income                   $  715    $  810    $ (95)
                                  ======    ======    ======

General -- Net income for the first six months of 1996 was $715,000, a $95,000, or 12%, decrease when compared to the same six months in 1995. This decrease resulted primarily from a $283,000, or 14%, decline in net interest income, offset by a $132,000 noninterest income gain from the sale of a security classified as available-for-sale. First half 1996 average interest-earning assets declined, average deposits declined and average borrowings increased. The first half of 1996 average yield for interest-earning assets was lower, the average cost of deposits was higher and borrowing expense was higher.

The first half of 1996 return on average assets was 1.33%, compared to 1.50% for the same 1995 period. Based on weighted average shares outstanding, year-to-date 1996 net income was $.59 per share, compared to $.66 per share for the same 1995 period.

Interest Income and Expense -- Compared to the first half of 1995, average year-to-date 1996 interest-earning assets decreased $2.7 million, or less than 3%. Due primarily to a decrease in investment securities yields, the average yield for all interest-earning assets decreased to 6.94%, compared to 7.10% for the same 1995 period. As a result, year-to-date 1996 interest income decreased $180,000, or 5%, when compared to the same 1995 period.

Compared to the first half of 1995, year-to-date 1996 average deposits decreased $4.6 million, or 6%. However, due to higher interest rates and time deposit repricing, deposit interest expense actually increased $45,000, or 3%. The average cost of deposits was 4.40% for the first half of 1996, compared to 4.05% for the same 1995 period. First half 1996 average borrowings (FHLB advances) were $2.0 million, average cost was 5.80%, and borrowing expense was $59,000. For the same 1995 period, average borrowings (FHLB advances) were less than $.1 million, average cost was 6.30%, and borrowing expense was approximately $1,000. The first half 1996 cost of all interest-bearing liabilities was 4.44%, compared to 4.05% for the same period in 1995.

Net Interest Income -- This category decreased $283,000, or 14%, for the reasons cited above. Net interest spread (the difference between the average yield on interest-earning assets less the average cost of interest-bearing liabilities) was 2.50% for the first half of 1996, compared to 3.05% for the same 1995 period. Net interest margin (net interest income divided by average interest-earning assets) was 3.46% for the first half of 1996, compared to 3.91% for the same 1995 period.

Noninterest Income -- For the first half of 1996, this category increased $177,000, or 65% to $451,000. The primary reason for this change was a $132,000 gain from the sale of a $3.1 million available-for-sale investment security. Loan origination fee and discount income increased $35,000, or 23%. This improvement was the direct result of increased loan production. First half 1996 loans originated for sale to the secondary market were $5.7 million compared to $3.0 million for the same period in 1995, and year-to-date 1996 loans originated for portfolio were $7.2 million, compared to $4.7 million for the same 1995 period.

Noninterest Expense -- This category increased $44,000, or 4%, and was the net result of a $3,000, or 1%, decrease in salaries and employee benefits, a combined $20,000 decrease in data processing and FDIC/SAIF deposit insurance expense (lower deposit base), offset by a $67,000, or 33%, increase in other expenses, the primary component of which was advertising expense for an ongoing marketing campaign.

Income Taxes -- First half 1996 income before taxes was $1,141,000, a $150,000, or 12%, decrease from the $1,291,000 earned for the same 1995 period. Taxes decreased $55,000, or 11% to $426,000.

                        PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS.

There are no pending material legal proceedings to which the registrant or its subsidiary is a party.

ITEM 2  CHANGE IN SECURITIES.

An Agreement and Plan of Reorganization approved by Directors, shareholders and federal regulators during the quarter ended June 30, 1996, resulted in a reorganization of United Savings Bank (the Bank) into the holding company form of ownership. As a result of the reorganization, all of the issued and outstanding shares of Bank Common Stock were converted, on a share for share basis, into United Financial Corp. (the Holding Company) Common Stock.

ITEM 3  DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

The proxy solicitation for the April 24, 1996, Annual Meeting resulted in the election of the three nominated Directors, the ratification of the appointment of KPMG Peat Marwick LLP as independent auditor, and the ratification of the Agreement and Plan of Holding Company Reorganization.

ITEM 5  OTHER INFORMATION.

None.

ITEM 6  EXHIBITS.

None.

REPORTS ON FORM 8-K.

None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                            UNITED FINANCIAL CORP.



Date         August 5, 1996         /s/ Bruce K. Weldele
      -------------------------     ----------------------------
                                    Bruce K. Weldele
                                    President, CEO and
                                    Chairman of the Board
                                    of Directors



Date         August 5, 1996         /s/ G. Brent Marvosh
     --------------------------     -----------------------------
                                    G. Brent Marvosh, CPA
                                    Vice President-Finance
                                    and Treasurer
                                    (Principal Finance and
                                    Accounting Officer)