Form 10-Q
period 1996-09-30
UNITED FINANCIAL CORP \MN\
filed 1996-11-08
CIK 1011309

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996


                         Commission file number     0-28080
                                                    -------

                             UNITED FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


MINNESOTA                                 81-0507591
---------                                 ----------
(State or other jurisdiction of           (I.R.S. Employer ID No.)
incorporation or organization)


P.O. Box 2509; 601 1st Ave. North, Great Falls, Montana   59403
---------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (406) 761-2200
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

                        Yes [X]      No [ ]


The number of shares of Registrant's $1.00 par value common stock outstanding on September 30, 1996, was 1,223,312. No preferred shares were outstanding. Registrant's common stock is traded Over-The-Counter on the NASDAQ National Market System, symbol UBMT.

                            UNITED FINANCIAL CORP.
                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS

      Consolidated Statements of Financial Condition at September
      30, 1996, September 30, 1995 and December 31, 1995              1 & 2

      Consolidated Statements of Income - Three Months Ended
      September 30, 1996 and September 30, 1995                           3

      Consolidated Statements of Income - Nine Months Ended
      September 30, 1996 and September 30, 1995                           3

      Consolidated Statements of Cash Flows - Nine Months Ended
      September 30, 1996 and September 30, 1995                           4

      Consolidated Statement of Changes in Stockholders'
      Equity - Nine Months Ended September 30, 1996                       5

      Notes to Consolidated Financial Statements                          6

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            17


PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS                                              23

   ITEM 2 CHANGE IN SECURITIES                                           23

   ITEM 3 DEFAULTS ON SENIOR SECURITIES                                  23

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDER           23

   ITEM 5 OTHER INFORMATION                                              23

   ITEM 6 EXHIBITS                                                       23

   REPORTS ON FORM 8-K                                                   23


SIGNATURES                                                               24

PART I - FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
UNITED FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except equity/assets, share and per share data) (Unaudited, except December 31)
                                                September 30,     December 31,
                                                1996      1995        1995
ASSETS                                       ------------------   ------------
Cash and cash equivalents:
  Cash and amounts due from banks            $    673  $    564      $    805
  Interest-earning deposits with banks            485     3,372           416
                                             --------- ---------     ---------
                                                1,158     3,936         1,221
Investments:
  Securities held-to-maturity                  36,764    22,247        43,117
  Securities available-for-sale                31,655    42,723        35,261
                                             --------- ---------     ---------
                                               68,419    64,970        78,378
Loans receivable, net                          33,585    30,481        30,352
Premises and equipment, net                     1,432     1,526         1,494
Real estate owned                                 666       500           491
Accrued interest receivable                       956     1,128           916
Federal Home Loan Bank stock, at cost             379       351           476
Other assets                                    1,350     1,321         1,112
                                             --------- ---------     ---------
                                             $107,945  $104,213      $114,440
                                             ========= =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  NOW and money market demand accounts       $  8,407  $  7,935      $  8,167
  Savings deposits                             30,317    33,437        32,461
  Time deposits                                39,568    36,777        37,663
                                             --------- ---------     ---------
                                               78,292    78,149        78,291
Federal Home Loan Bank advances                 3,650                  10,500
Accrued interest payable                          276       304            68
Advance payments by borrowers for
 taxes and insurance                              522     1,067           224
Income taxes payable                               83       287           260
Other liabilities                                 802       194           409
                                             --------- ---------     ---------
                                               83,625    80,001        89,752

                                                 September 30,       Dec. 31,
                                                 1996     1995         1995
                                              ------------------     ---------
Stockholders' equity:
  Preferred stock, $1.00 par value
    (2,000,000 shares authorized;
    none outstanding)
  Common stock, $1.00 par value
    (8,000,000 shares authorized;
    1,223,312 outstanding)                      1,223     1,223         1,223
  Paid-in capital                               7,626     7,663         7,663
  Retained earnings-partially restricted       15,991    15,769        16,046
  Unrealized loss on securities
     available-for-sale                          (520)     (443)         (244)
                                             --------- ---------     ---------
                                               24,320    24,212        24,688
                                             --------- ---------     ---------
                                             $107,945  $104,213      $114,440
                                             ========= =========     =========
Equity/Assets                                   22.5%     23.2%         21.6%
Book Value/Share                               $19.89    $19.80        $20.18

UNITED FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share data-unaudited)
                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          1996       1995      1996      1995
                                        ------------------   -----------------
Interest Income:
 Loans                                  $  756     $  721    $2,150    $2,158
 Mortgage-backed securities                507        296     1,550       936
 Investment securities                     544        728     1,578     2,327
 Interest-earning deposits                  14         73       124       158
                                        ------------------   -----------------
                                         1,821      1,818     5,402     5,579
Interest Expense:
 Deposits                                  867        857     2,603     2,547
 Borrowings                                 12                   71         2
                                        ------------------   -----------------
                                           879        857     2,674     2,549

   Net interest income                     942        961     2,728     3,030
 Provision for losses on loans
                                        ------------------   -----------------
   Net interest income after
    provision for losses on loans          942        961     2,728     3,030

Noninterest Income:
 Fees and discounts                        137        115       325       269
 FHLB stock dividends                        7          6        24        17
 Investment securities sales,
   net gain                                                     132         2
 Other income                               48         51       162       158
                                        ------------------   -----------------
                                           192        172       643       446

Noninterest Expense:
 Salaries and employee benefits            280        290       850       864
 Net occupancy and equipment expense        63         66       184       187
 Data processing expense                    22         21        67        70
 FDIC/SAIF deposit insurance               595         48       685       153
 Other expenses                            123        105       393       308
                                        ------------------   -----------------
                                         1,083        530     2,179     1,582
                                        ------------------   -----------------
   Income before income taxes               51        603     1,192     1,894
 Provision for income taxes                 14        225       440       706
                                        ------------------   -----------------
   Net income                           $   37     $  378    $  752    $1,188
                                        ==================   =================

Weighed average shares outstanding   1,223,312  1,223,312 1,223,312 1,223,312
Earnings per share                        $.03       $.31      $.62      $.97

UNITED FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Dollars in thousands-unaudited)
                                                              September 30,
                                                             1996       1995
Operating Activities:                                       --------  --------
Net income                                                  $   752   $ 1,188
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization of bank
   premises and equipment                                        86        86
  Depreciation of real estate held for investment                27        28
  Investment securities net (accretion) or amortization        (174)      (13)
  Sales of available-for-sale securities, net gain             (132)       (2)
  Loans originated for the secondary market                  (9,078)   (6,025)
  Proceeds from secondary market loan sales                   8,978     6,136
  Federal Home Loan Bank stock dividends                        (23)      (17)
  Net change in income taxes payable                           (177)       (6)
  Net change in accrued interest receivable                     (41)     (122)
  Net change in accrued interest payable                        208       262
  Net change in other assets                                     79       (21)
  Net change in other liabilities                               393       (76)
                                                            --------  --------
    Net cash provided by operating activities                   898     1,418
Investing Activities:
Purchases of held-to-maturity securities                    (17,047)   (1,854)
Proceeds from matured held-to-maturity securities             1,000     1,195
Proceeds from called held-to-maturity securities              1,000     1,000
Mortgage-backed securities principal collections             21,590     3,291
Purchases of available-for-sale securities                   (6,908)
Proceeds from matured available-for-sale securities           5,000
Proceeds from called available-for-sale securities            2,000     2,294
Proceeds from sales of available-for-sale securities          3,139     6,004
Loans originated for portfolio                              (14,311)   (8,422)
Proceeds from sales of portfolio loans                        2,239     2,030
Loan principal collections                                    7,868     6,610
All other changes in loans, net                                 904       814
Purchases of premises and equipment                             (24)     (301)
Net change in real estate owned                                (136)       35
Proceeds from Federal Home Loan Bank stock redemptions          120        57
                                                            --------  --------
   Net cash provided by investing activities                  6,434    12,753
Financing Activities:
Net increase (decrease) in deposits                               1   (10,937)
Net repayment of Federal Home Loan Bank advances             (6,850)
Net increase in advance escrow payments by borrowers            298       801
Capitalized holding company formation costs                     (37)
Cash dividends paid                                            (807)     (734)
                                                            --------  --------
   Net cash (used) by financing activities                   (7,395)  (10,870)
                                                            --------  --------
(Decrease) increase in cash and cash equivalents                (63)    3,301
Cash and cash equivalents at beginning of year                1,221       635
                                                            --------  --------
   Cash and cash equivalents at end of period               $ 1,158   $ 3,936
                                                            ========  ========
Supplemental Cash Flow Disclosure:
Cash payments for interest                                  $ 2,466   $ 2,287
Cash payments for income taxes                              $   481   $   712

UNITED FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders' Equity
(Dollars in thousands, except per share data)
(Unaudited, except December 31)

                                  Nine Months Ended September 30, 1996
                             ----------------------------------------------
                                                        Unrealized
                                                          holding
                                                           gains
                             Common   Paid-In   Retained  (losses)
                             Stock    Capital   Earnings    net      Total
                             -------  -------   --------  --------  -------
Balance-December 31, 1995    $1,223   $7,663    $16,046    $(244)   $24,688
 Net income                                         752                 752
 Cash dividends paid
   ($.66 per share)                                (807)               (807)
 Increase in unrealized
   loss on investment
   securities
   available-for-sale                                       (276)      (276)
 Capitalized holding
   company formation
   costs                                 (37)                           (37)
                             ------   -------   --------   ------   --------
Balance-September 30, 1996   $1,223   $7,626    $15,991    $(520)   $24,320
                             ======   =======   ========   ======   ========

                     UNITED FINANCIAL CORP. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements
                                 (Unaudited)

Basis of Presentation -- The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, changes in stockholders' equity, and changes in cash flows for the periods disclosed. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results anticipated for the year ended December 31, 1996. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United Savings Bank's annual report and Form 10-K for the year ending December 31, 1995.

Organizational Structure -- In the second quarter of 1996 a holding company structure was approved by shareholders and regulators with United Savings Bank becoming the wholly owned subsidiary of a newly formed Minnesota corporation, United Financial Corp. Accordingly, the accompanying consolidated financial statements include the accounts of United Financial Corp. (the Holding Company) and its wholly owned and regulated thrift institution subsidiary, United Savings Bank (the Bank). The consolidated financial statements also include the Community Service Corporation, a wholly owned subsidiary of the Bank. The Community Service Corporation, a Montana corporation, was formed in 1974 and engages in real estate management. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents -- For purposes of the Consolidated Statements of Cash Flows, all cash, daily interest and noninterest-bearing deposits with banks are classified as cash equivalents.

Computation of Earnings Per Share -- Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the quarters and nine months ended September 30, 1996, 1995, and for the year ended December 31, 1995, were 1,223,312 shares.

Dividends Declared -- On July 22, 1996, the Board of Directors of the Holding Company declared a third-quarter 1996 cash dividend of $.225 per share, paid August 26, 1996, to shareholders of record on August 12, 1996. On October 28, 1996, the Board of Directors of the Holding Company declared a fourth-quarter 1996 cash dividend of $.23 per share, payable November 25, 1996, to shareholders of record on November 11, 1996.

Material Contracts-Severance Agreements -- Beginning in 1993, and renewed each year, the Board of Directors provided change of control severance agreements to its President and each of its five Vice-Presidents. The agreements provide for severance compensation in the event any company or person acquires control of the Bank, as determined in accordance with applicable federal regulations. Pursuant to his agreement upon a change of control, the Bank's President would be entitled to lump-sum compensation equal to two times his annual base salary plus any target bonuses, and 24 months of continued welfare and employee benefits. The agreements with each of the five Vice-Presidents provide for payment, upon a change of control, of lump-sum compensation equal to their annual base salary, plus any target bonuses, and 12 months of continued welfare and employee benefits.

New Legislation-FDIC/SAIF Insurance Special Assessment -- The omnibus appropriations bill was signed into law on September 30, 1996. This legislation includes a special assessment against the Bank and all thrifts to capitalize the FDIC/SAIF deposit insurance fund to the statutory prescribed 1.25% of insured deposits level. For the Bank, this one-time special assessment, to be paid no later than November 29, 1996, is $549,700, based upon 65.7 basis points per $100 of the Bank's insured deposits on March 31, 1995. The Holding Company's financials, as of September 30, 1996, reflect this additional FDIC/SAIF insurance expense, the after tax affect amounting to a $338,300, or $.28 per share, reduction in 1996 third quarter and year-to-date net income.

Beginning January 1, 1997, the Bank's FDIC/SAIF insurance premium is expected to drop from its current rate of 23 basis points to 6.44 basis points per $100 of insured deposits. Commercial banks, now insured under the FDIC/BIF, are expected to begin paying 1.29 basis points per $100 of insured deposits. In addition, this new law provides for the merger of the BIF/SAIF on January 1, 1999, provided the bank and savings association charters have been merged by that date. The Treasury Department is required to present recommendations to Congress for establishment of a common depository insurance fund by March 31, 1997.

New Legislation-Repeal of the Thrift Bad Debt Reserve Method/Reserve
Recapture -- The Small Business Job Protection Act was signed into law on August 20, 1996. This legislation includes, effective for tax years beginning after December 31, 1995, the repeal of the thrift bad debt reserve method, Internal Revenue Code (Code) section 593. The Bank, and all other thrifts, now qualifying as a "small bank" (assets of $500 million, or less) will use the "bank" experience method currently available under Code section 585. Large thrifts (assets greater than $500 million) will use the "bank" specific charge-off method of section 585.

Under the new law, a thrift is required to recapture any "applicable excess reserves," i.e. the excess of the thrift's qualifying and non-qualifying bad debt reserves, as of the close of the most recent taxable year prior to January 1, 1996, over its base year reserves (qualifying and non-qualifying) as of the close of its last taxable year beginning before January 1, 1988. Since the Bank's bad debt reserves on December 31, 1995, are approximately the same as its base year reserves ($3.2 million), the Bank will not have a reserve recapture due to the repeal of Code section 593. The Bank's supplemental reserve ($.9 million at December 31, 1995) is not subject to recapture due to the repeal of the reserve method. However, pre-1988 base year and supplemental reserves remain subject to recapture under the existing provisions of Code section 593(e) which was not repealed. Certain events would still trigger a recapture of pre-1988 base year and supplemental reserves. If a thrift liquidated, these reserves would be recaptured. If a thrift redeems stock or pays dividends in excess of specified limits, a portion of these reserves would be recaptured. If a thrift failed to qualify as a "bank" (Code section 581) or merged into a non-bank entity, the reserves would be recaptured. While the U.S. Treasury department has yet to promulgate specific regulations regarding all applications of Code section 593(e), generally, if the stock of a thrift with pre-1988 base year and supplemental reserves is merged or liquidated tax free into a bank, the reserves would no longer be subject to recapture. However, the new entity would remain subject to Code section 593(e) recapture provisions.

The repeal of Code section 593 ends the 8% of taxable income bad debt deduction, which in effect had reduced many thrifts' 34% marginal federal corporate tax rate to approximately 31%. The Bank, beginning with its 1988 tax year, has not utilized the percentage of taxable income bad debt deduction, and thus its 34% marginal federal corporate tax rate is unchanged by the repeal of Code section 593.

What impact this new legislation, and other potential changes in federal law regarding interstate banking and branching, Glass-Stegall Act revisions, the potential merger of federal regulatory agencies, the continued consolidation of the banking industry and other regulatory changes will have on the Bank's operations cannot be predicted at this time.

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

A comparison of the amortized cost and estimated fair value of investment securities at the dates indicated is as follows:
(Unaudited, except December 31)
                                                 September 30, 1996
                                               (Dollars in thousands)
                                     ----------------------------------------
                                                 Gross     Gross    Estimated
                                     Amortized  Unreal.   Unreal.     Fair
                                       Cost      Gains    Losses      Value
Held-to-Maturity:                    ---------  -------   --------   -------
U.S. Government agencies              $ 4,590      $ 17              $ 4,607
FHLB certificates of deposit            1,000                          1,000
                                      -------   -------    -------   -------
   U.S. Government agencies and other   5,590        17                5,607

GNMA fixed and adjustable rate          2,148        25     $  (6)     2,167
FNMA and FHLMC adjustable rate          5,800        29      (129)     5,700
FNMA and FHLMC 7 yr and
   FHLMC 5 yr balloons                 15,875        60       (32)    15,903
FNMA and FHLMC REMIC certificates       7,351         1       (24)     7,328
                                      -------   -------    -------   -------
   Mortgage-backed securities          31,174       115      (191)    31,098
                                      -------   -------    -------   -------
                                      $36,764      $132     $(191)   $36,705
                                      =======   =======    =======   =======
Available-for-Sale:
U.S. Treasuries and U.S. Government
   agencies                           $26,564      $ 79     $(158)   $26,485
Kemper U.S. Government bond fund        5,996                (826)     5,170
                                      -------   -------    -------   -------
                                      $32,560      $ 79     $(984)   $31,655
                                      =======   =======    =======   =======

                                                   December 31, 1995
                                                (Dollars in thousands)
Held-to-Maturity:                     ----------------------------------------
U.S. Treasuries and U.S. Government
   agencies                           $ 2,901      $  1     $  (1)   $ 2,901

GNMA fixed and adjustable rate          2,339        35        (1)     2,373
FNMA and FHLMC adjustable rate          5,952        35       (31)     5,956
FNMA 7 yr and FHLMC 5 yr balloons       5,196        79                5,275
FNMA and FHLMC REMIC certificates      26,729         8       (43)    26,694
                                      -------   -------    -------   -------
   Mortgage-backed securities          40,216       157       (75)    40,298
                                      -------   -------    -------   -------
                                      $43,117      $158     $ (76)   $43,199
                                      =======   =======    =======   =======
Available-for-Sale:
U.S. Treasuries and U.S. Government
   agencies                           $29,678      $395     $(234)   $29,839
Kemper U.S. Government bond fund        5,996                (574)     5,422
                                      -------   -------    -------   -------
                                      $35,674      $395     $(808)   $35,261
                                      =======   =======    =======   =======

A comparison of the amortized cost and estimated fair values of held-to-maturity and available-for-sale investment securities by contractual maturities at September 30, 1996, is shown below. Estimated maturities may differ from contractual maturities as some securities have call or prepayment options. (Unaudited)
                                                    September 30, 1996
                                                  (Dollars in thousands)
                                                ---------------------------
                                                Amortized         Estimated
                                                  Cost            Fair Value
                                                ---------         ----------
Held-to-Maturity:
Due in one year or less                          $ 1,000           $ 1,000
Due after one year through two years                 600               602
Due after five years through six years             3,990             4,005
Mortgage-backed securities                        31,174            31,098
                                                 -------           -------
                                                 $36,764           $36,705
                                                 =======           =======
Available-for-Sale:
Due in one year or less                          $ 6,556           $ 6,569
Due after one year through two years              14,056            13,956
Due after two years through five years             5,952             5,960
Kemper U.S. Government bond fund                   5,996             5,170
                                                 -------           -------
                                                 $32,560           $31,655
                                                 =======           =======

During the nine months ended September 30, 1996, one available-for-sale investment security with a book value of $3,007,090 was sold realizing a gain of $132,363. During the nine months ended September 30, 1995, available-for-sale investment securities with a book value of $6,001,458 were sold realizing a net gain of $2,178.

Regulatory Capital -- United Savings Bank (the Bank), the wholly owned regulated thrift institution of the Holding Company is required to meet three FIRREA-enacted capital regulations: (1) a tangible capital requirement (stockholders' equity adjusted for the effects of intangibles, investments and advances to "nonincludable" subsidiaries and other factors) equal to not less than 1.5% of tangible assets (as defined in the regulations), (2) a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other defined factors equal to not less than 3% of tangible assets, and (3) a risk-based capital requirement equal to 8% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. For example, cash and securities backed by the full faith and credit of the U.S. Government are risk-weighted at 0% of book value, while repossessed assets and delinquent loans over 90 days past due are assigned a 100% factor, or a risk-weighting equal to their book value. The Bank's total risk-weighted assets at September 30, 1996 were approximately $32,926,000.

The following table demonstrates as of September 30, 1996, the extent to which the Bank exceeds in dollars and in percent, the three minimum regulatory capital requirements:
                                       Unaudited-Regulatory Capital
                                          (Dollars in thousands)
                                ----------------------------------------
                                 Actual         Requirement      Excess
                                --------        -----------     --------
Tangible capital:
   $ Amount                      $15,003           $1,483        $13,520
   % of tangible assets            15.2%             1.5%          13.7%
Core capital:
   $ Amount                      $15,003           $2,966        $12,037
   % of tangible assets            15.2%             3.0%          12.2%
Risk-based capital:
   $ Amount                      $15,038           $2,634        $12,404
   % of risk-weighted assets       45.7%             8.0%          37.7%

Generally accepted accounting principles (GAAP) capital as shown on the consolidated financial statements differs from tangible, core and risk-based regulatory capital at September 30, 1996 as follows: (Unaudited)

                                                      (Dollars in thousands)
       Consolidated GAAP capital                            $24,320
       Holding company                                       (8,990)
                                                            --------
       Bank GAAP capital                                     15,330
       Non-includable assets of Bank subsidiary                (396)
      Unrealized loss on certain securities
        available-for-sale                                      69
                                                            --------
       Tangible and core capital                             15,003
       General loan valuation allowances                         75
       Other assets required to be deducted                     (40)
                                                            --------
       Risk-based capital                                   $15,038
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

The following table sets forth for the third quarter 1996, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities.
(Dollars in thousands-unaudited)        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Loans receivable                       $  32,347         $  756      9.35%
Mortgage-backed securities                32,257            507      6.29%
Investments-other                         36,241            544      6.01%
Interest-earning deposits                  1,057             14      5.24%
                                        ---------        ------      -----
  Total interest-earning assets          101,902         $1,821      7.15%
Reserve for loan losses                      (75)        ======      =====
Cash and due from banks                      520
Unreal. loss sec. available-for-sale        (955)
FHLB stock                                   372
Bank premises and equipment                1,443
Accrued interest receivable                  675
Non-earning assets                         1,989
                                        ---------
  Total assets                          $105,871
                                        =========
LIABILITIES & STOCKHOLDERS' EQUITY
NOW/MMDA                                $  8,401         $   64      3.03%
Statement savings                         30,205            267      3.54%
Time deposits                             39,603            536      5.42%
                                        ---------        ------      -----
Deposits                                $ 78,209            867      4.44%
Borrowings                                   880             12      5.62%
                                        ---------        ------      -----
  Total interest-bearing liabilities    $ 79,089         $  879      4.45%
                                        =========        ======      =====

Unreal. loss sec. available-for-sale    $   (561)
Stockholders' equity                      25,070
                                        ---------
  Total stockholders' equity            $ 24,509
                                        =========
Net interest-earning assets             $ 22,813
Net interest income                                      $  942
Net interest spread (1)                                              2.70%
Net interest margin (2)                    3.70%
Net income                                               $   37
Return on average assets (3)                .14%
Return on average equity (4)                .60%
Equity to average assets ratio (5)        23.15%
Dividend payout ratio (6)                   743%
Interest-earning assets to
 interest-bearing liabilities ratio        1.29

Cash dividends paid                     $    275

The following table sets forth for the third quarter 1995, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities.
(Dollars in thousands-unaudited)        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Loans receivable                       $  30,689         $  721      9.39%
Mortgage-backed securities                19,000            296      6.24%
Investments-other                         46,773            728      6.23%
Interest-earning deposits                  5,068             73      5.77%
                                        ---------        ------      -----
  Total interest-earning assets          101,530         $1,818      7.16%
Reserve for loan losses                      (75)        ======      =====
Cash and due from banks                      515
Average balance adjustment                (1,279)
Unreal. loss sec. available-for-sale        (862)
FHLB stock                                   347
Bank premises and equipment                1,536
Accrued interest receivable                1,029
All other assets                           1,783
                                        ---------
  Total assets                          $104,524
                                        =========
LIABILITIES & STOCKHOLDERS' EQUITY
NOW/MMDA                                $  7,920         $   60      3.04%
Statement savings                         33,837            300      3.54%
Time deposits                             36,946            497      5.38%
                                        ---------        ------      -----
Deposits                                $ 78,703            857      4.35%
Borrowings
                                        ---------        ------      -----
  Total interest-bearing liabilities    $ 78,703         $  857      4.35%
                                        =========        ======      =====

Unreal. loss sec. available-for-sale    $   (510)
Stockholders' equity                      24,614
                                        ---------
  Total stockholders' equity            $ 24,104
                                        =========
Net interest-earning assets             $ 22,827
Net interest income                                      $  961
Net interest spread (1)                                              2.81%
Net interest margin (2)                    3.79%
Net income                                               $  378
Return on average assets (3)               1.45%
Return on average equity (4)               6.27%
Equity to average assets ratio (5)        23.06%
Dividend payout ratio (6)                    66%
Interest-earning assets to
 interest-bearing liabilities ratio        1.29

Cash dividends paid                     $    251

The following table sets forth for the nine month period ended September 30, 1996, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities.
(Dollars in thousands-unaudited)
                                        Average       Interest     Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Loans receivable                       $  30,892         $2,150      9.28%
Mortgage-backed securities                33,656          1,550      6.14%
Investments-other                         35,061          1,578      6.00%
Interest-earning deposits                  3,175            124      5.22%
                                        ---------        ------      -----
  Total interest-earning assets          102,784         $5,402      7.01%
Reserve for loan losses                      (75)        ======      =====
Cash and due from banks                      543
Unreal. loss sec. available-for-sale        (706)
FHLB stock                                   406
Bank premises and equipment                1,463
Accrued interest receivable                  692
Non-earning assets                         1,656
                                        ---------
  Total assets                          $106,763
                                        =========
LIABILITIES & STOCKHOLDERS' EQUITY
NOW/MMDA                                $  8,472         $  192      3.02%
Statement savings                         30,910            815      3.52%
Time deposits                             39,247          1,596      5.42%
                                        ---------        ------      -----
Deposits                                $ 78,629          2,603      4.41%
Borrowings                                 1,644             71      5.76%
                                        ---------        ------      -----
  Total interest-bearing liabilities    $ 80,273         $2,674      4.44%
                                        =========        ======      =====

Unreal. loss sec. available-for-sale    $   (434)
Stockholders' equity                      25,015
                                        ---------
  Total stockholders' equity            $ 24,581
                                        =========
Net interest-earning assets             $ 22,511
Net interest income                                      $2,728
Net interest spread (1)                                              2.57%
Net interest margin (2)                    3.54%
Net income                                               $  752
Return on average assets (3)                .94%
Return on average equity (4)               4.08%
Equity to average assets ratio (5)        23.02%
Dividend payout ratio (6)                   107%
Interest-earning assets to
 interest-bearing liabilities ratio        1.28

Cash dividends paid                     $    807

The following table sets forth for the nine month period ended September 30, 1995, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities.
(Dollars in thousands-unaudited)
                                        Average       Interest     Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Loans receivable                       $  30,896         $2,158      9.31%
Mortgage-backed securities                20,102            936      6.21%
Investments-other                         49,859          2,327      6.22%
Interest-earning deposits                  3,604            158      5.86%
                                        ---------        ------      -----
  Total interest-earning assets          104,461         $5,579      7.12%
Reserve for loan losses                      (75)        ======      =====
Cash and due from banks                      500
Average balance adjustment                (1,367)
Unreal. loss sec. available-for-sale      (1,380)
FHLB stock                                   355
Bank premises and equipment                1,399
Accrued interest receivable                1,032
All other assets                           1,899
                                        ---------
  Total assets                          $106,824
                                        =========
LIABILITIES & STOCKHOLDERS' EQUITY
NOW/MMDA                                $  7,894         $  181      3.06%
Statement savings                         36,874            986      3.57%
Time deposits                             36,694          1,380      5.01%
Avg. balance adjustment                      405
                                        ---------        ------      -----
Deposits                                $ 81,867          2,547      4.15%
Borrowings                                    35              2      6.30%
                                        ---------        ------      -----
  Total interest-bearing liabilities    $ 81,902         $2,549      4.15%
                                        =========        ======      =====

Unreal. loss sec. available-for-sale    $   (818)
Stockholders' equity                      24,475
                                        ---------
  Total stockholders' equity            $ 23,657
                                        =========
Net interest-earning assets             $ 22,559
Net interest income                                      $3,030
Net interest spread (1)                                              2.97%
Net interest margin (2)                    3.87%
Net income                                               $1,188
Return on average assets (3)               1.48%
Return on average equity (4)               6.69%
Equity to average assets ratio (5)        22.15%
Dividend payout ratio (6)                    62%
Interest-earning assets to
 interest-bearing liabilities ratio        1.28

Cash dividends paid                     $    734

The tables on pages 12, 13, 14, and 15 use the following formulas with the corresponding parenthetical numbers.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1)  MATERIAL CHANGES IN FINANCIAL CONDITION.  COMPARISON OF THE
NINE-MONTH PERIOD FROM DECEMBER 31, 1995, TO SEPTEMBER 30, 1996. (Unaudited, except December 31)
                                        Selected Financial Condition Recap
                                              (Dollars in thousands)
                                    September 30,   December 31,
                                       1996            1995        Change
                                    -----------     ------------  ---------
   Total assets                       $107,945        $114,440    $ (6,495)
   Cash and cash equivalents             1,158           1,221         (63)
   Investments (held-to-maturity)       36,764          43,117      (6,353)
   Investments (available-for-sale)     31,655          35,261      (3,606)
   Loans receivable, net                33,585          30,352       3,233
   Real estate owned                       666             491         175
   Other assets                          1,350           1,112         238
   Deposits                             78,292          78,291           1
   Federal Home Loan Bank advances       3,650          10,500      (6,850)
   Other liabilities                       802             409         393
   Total liabilities                    83,625          89,752      (6,127)
   Stockholders' equity, net            24,320          24,688        (368)

General -- Assets decreased $6.5 million, or 6%. The primary reason for this change was a $10 million net decrease in investment securities. These investment securities' cash flows were utilized to repay $6.9 million of FHLB advances and increase loans receivable by $3.2 million.

Investments -- The two investment categories decreased a combined net $10.0 million, or 13%. This change was comprised primarily of $7.0 million of matured and called available-for-sale securities, $2.0 million of matured and called held-to-maturity securities, and $21.6 million of mortgage-backed securities principal repayments, offset by $17.0 million of held-to-maturity securities purchases, and $6.9 million of available-for-sale securities purchases. In addition, $3.1 million of proceeds were received from the sale of an available-for-sale security. A $132,400 gain was realized from this sale.

Loans Receivable -- For the nine months ended September 30, 1996, net loans receivable increased $3.2 million, or 11%, as follows: (Unaudited)

   Loans originated for portfolio    $14.3  million
   Sales of portfolio loans           (2.2)    "
   Payments and payoffs               (7.9)    "
   Other changes                      (1.0)    "
                                     ------
        Net increase                 $ 3.2  million
                                     ======

For the nine months ended September 30, 1996, $9.1 million of loans were originated for sale and $9.0 million of loans were sold to the secondary market.

Loans receivable at the dates indicated consisted of the following:
(Dollars in thousands-unaudited)
                                             September 30,         Dec. 31,
                                           1996         1995         1995
   Conventional:                          --------    --------     --------
     1-4 residential                      $14,389     $13,765      $13,540
     5 or more residential                  4,607       3,828        3,987
     Construction                           5,492       3,684        3,373
     Commercial and other non-residential   2,289       2,543        2,517
   FHA insured or VA guaranteed             5,875       7,233        6,970
   Home improvement and home consumer       1,211       1,160        1,136
   Loans to depositors, savings secured       184         207          175
   Recreational vehicle and auto            1,253          32           31
   Other non-mortgage                         872         263          306
                                          -------     -------      -------
        Total loans                        36,172      32,715       32,035
    Less:
     Loans in process                       2,507       2,151        1,600
     Discounts                                  5           8            8
     Reserve for possible loan losses          75          75           75
                                          -------     -------      -------
        Loans receivable, net             $33,585     $30,481      $30,352
                                          =======     =======      =======

Real Estate Owned -- The $175,000, or 36%, increase consisted of a new $232,000 foreclosed Great Falls residence, less the sale of a $29,000 Glendive residence, less additional depreciation for properties held for investment. The Glendive sale resulted in a $14,000 gain. At September 30, 1996, approximately $394,000, or 59%, of real estate owned was comprised of two 24-unit apartment complexes in Glendive, Montana, owned as depreciating investments by the Bank's wholly-owned subsidiary; plus $272,000 of real estate held for sale consisting of $40,000 for two Great Falls commercial lots and the $232,000 Great Falls residence.

Other Assets -- This category increased $.2 million to $1.3 million. The unrealized tax benefit relating to the FASB 115 adjustment for available-for-sale securities increased $.2 million to $.4 million. At September 30, 1996, other assets included $.8 million of loans receivable contracted for sale to the secondary market.

Deposits -- Deposits remained at approximately $78.3 million. The Bank's average cost of deposits for the first nine months of 1996 increased to 4.42%, compared to an average cost of 4.15% for the same nine months in 1995. The Bank's cost of deposits was 4.44% at September 30, 1996, 4.44% at December 31, 1995, 4.40% at September 30, 1995, and 3.94% at December 31, 1994.

The following table indicates the amounts and maturities of time certificates of deposit of $100,000 or more outstanding as of September 30, 1996:
(Dollars in thousands, unaudited)
                  Maturity                            Amount
                  --------                            ------
                   3 months or less                   $  205
                  >3 months through 6 months             850
                  >6 months through 1 year               929
                  >1 year                              1,883
                                                      ------
                                                      $3,867
                                                      ======

Borrowings -- During the first nine months of 1996, the cash flows from matured and called investment securities, together with mortgage-backed securities repayments were utilized to repay $6.9 million of FHLB advances. At September 30, 1996, $3.7 million of FHLB advances were outstanding. These borrowings were repaid in October.

Other liabilities -- This category totalled $.8 million on September 30, 1996, compared to $.4 million at December 31, 1995. This 96% increase was primarily the result of the September 30, 1996, $.5 million FDIC/SAIF deposit insurance special assessment payable no later than November 29, 1996.

Stockholders' Equity -- The less than $.4 million decrease in stockholders' equity was comprised of $.7 million of net income, less $.8 million of cash dividends paid and a $.3 million increase in the unrealized loss adjustment for available-for-sale securities. In addition, capitalized holding company formation costs were approximately $37,000. Book value per share decreased to $19.89 at September 30, 1996, from $20.18 per share at December 31, 1995. Stockholders' equity ratio (stockholders' equity divided by assets) was 22.5% at September 30, 1996, compared to 21.6% at December 31, 1995. The ratio of average interest-earning assets to average interest-bearing liabilities was
1.28 for the first nine months of 1996 and 1995.

Asset Quality and Loss Reserves -- Nonperforming assets consisting of nonaccrual uninsured loans, accruing uninsured loans past due over 90 days, restructured loans, and all real estate owned-held for sale (REO/HFS) were approximately: $273,000 at September 30, 1996, and $78,000 at December 31, 1995, representing .25% and .07% of total assets, respectively.

(Dollars in thousands-unaudited, except December 31)

                                       September 30,  December 31,
                                           1996           1995
                                       -------------  ------------
   Loss reserves                            $75            $75
   Loss reserves as a % of
     nonperforming assets                   28%            96%
   Loss reserves as a % of
     uninsured loans & REO/HFS              .27%           .32%

Federal regulations require the Bank to classify its assets as substandard (distinct possibility that some loss will be sustained), doubtful (high likelihood of loss), and loss (uncollectible). At September 30, 1996, the Bank's substandard assets were approximately $40,000, with no asset classified as doubtful or loss.

Given the continuing low level of nonperforming and classified assets, the decrease in loans receivable, and the sale of the majority of new loan production, no additional loss provision expense was deemed necessary (i.e. both probable and estimable) during the quarters and nine-month periods ended September 30, 1996.

(2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THE
THREE MONTHS ENDED SEPTEMBER 30, 1996, AND SEPTEMBER 30, 1995.
(Dollars in thousands, unaudited)
                                                   INCOME RECAP
                                          Three Months Ended September 30,
                                           1996        1995       Change
                                          ------      ------      ------
   Interest income                        $1,821      $1,818      $   3
   Interest expense                          879         857         22
                                          ------      ------      ------
     Net interest income                     942         961        (19)
   Noninterest income                        192         172         20
   Noninterest expense                     1,083         530        553
                                          ------      ------      ------
     Income before income taxes               51         603       (552)
   Provision for income taxes                 14         225       (211)
                                          ------      ------      ------
     Net income                           $   37      $  378      $(341)
                                          ======      ======      ======

General -- Net income for the third quarter of 1996 was $37,000, a $341,000, or 90%, decrease over the same period in 1995. This decrease resulted primarily from the $549,700 before taxes, $338,300 net of taxes, increase in noninterest expense for a one-time FDIC/SAIF special assessment. (see page 6 - Notes to Consolidated Financial Statements.)

Third quarter 1996 return on average assets was .14%, compared to 1.45% for the same 1995 quarter. Based on weighted average shares outstanding, third quarter 1996 net income was $.03 per share, compared to $.31 per share for the same 1995 quarter.

Interest Income and Expense -- Compared to the same 1995 quarter, average third quarter 1996 interest-earning assets increased $.4 million, or less than 1%. The third quarter 1996 average yield for all interest-earning assets was 7.15%, compared to 7.16% for the same 1995 quarter. As a result, third quarter 1996 interest income increased $3,000.

Compared to the same 1995 quarter, third quarter 1996 average deposits decreased $.5 million, or less than 1%. However, due to higher interest rates and time deposit repricing, deposit interest expense actually increased $10,000, or approximately 1%. The average cost of deposits was 4.44% for the third quarter of 1996, compared to 4.35% for the same 1995 quarter. Third quarter 1996 average borrowings (FHLB advances) were $.9 million, average cost was 5.62%, and borrowing expense was approximately $12,000. There were no borrowings during the same 1995 quarter. The third quarter 1996 cost of all interest-bearing liabilities was 4.45%, compared to 4.35% for the same quarter in 1995.

Net Interest Income -- This category decreased $19,000, or 2%, for the reasons cited above. Net interest spread (the difference between the average yield on interest-earning assets less the average cost of interest-bearing liabilities) was 2.70% for the third quarter of 1996, compared to 2.81% for the same 1995 quarter. Net interest margin (net interest income divided by average interest-earning assets) was 3.70% for the third quarter of 1996, compared to 3.79% for the same 1995 quarter.

Noninterest Income -- During the third quarter of 1996, this category increased $20,000, or 12% to $192,000. The primary reason for this change was a $22,000, or 19%, increase in loan origination fee and discount income.

Noninterest Expense -- This category increased $553,000, or 104%, due primarily to the $549,700 FDIC/SAIF deposit insurance special assessment. Salaries and employee benefits decreased $10,000, or 4%. Other expenses increased $18,000, or 17%, due to higher advertising expense for an ongoing marketing campaign.

Income Taxes -- Third quarter 1996 income before taxes was $51,000, a $552,000, or 92%, decrease from the $603,000 earned for the same 1995 quarter. Taxes decreased $211,000, or 94% to $14,000.

(3)  MATERIAL CHANGES IN RESULTS OF OPERATIONS.  COMPARISON OF THE
NINE MONTHS ENDED SEPTEMBER 30, 1996, AND SEPTEMBER 30, 1995.
(Dollars in thousands-unaudited)
                                                   INCOME RECAP
                                          Nine Months Ended September 30,
                                           1996        1995       Change
                                          ------      ------      ------
   Interest income                        $5,402      $5,579      $(177)
   Interest expense                        2,674       2,549        125
                                          ------      ------      ------
     Net interest income                   2,728       3,030       (302)
   Noninterest income                        643         446        197
   Noninterest expense                     2,179       1,582        597
                                          ------      ------      ------
     Income before income taxes            1,192       1,894       (702)
   Provision for income taxes                440         706       (266)
                                          ------      ------      ------
     Net income                           $  752      $1,188      $(436)
                                          ======      ======      ======

General -- Net income for the first nine months of 1996 was $752,000, a $436,000, or 37%, decrease when compared to the same nine months in 1995. This decrease resulted primarily from the September 30, 1996, $549,700 FDIC/SAIF deposit insurance special assesment previously discussed. In addition, net interest income declined $302,000, or 10%, partially offset by a $132,000 noninterest income gain from the sale of a security classified as available-for-sale and a $56,000, or 21%, increase in loan origination fees and discount income. Year-to-date 1996 average interest-earning assets and average deposits declined, and average borrowings increased. The year-to-date 1996 average yield for interest-earning assets was lower, the average cost of deposits was higher and borrowing expense was higher.

The return on average assets for the first nine months of 1996 was .94%, compared to 1.48% for the same 1995 period. Based on weighted average shares outstanding, year-to-date 1996 net income was $.62 per share, compared to $.97 per share for the same 1995 period.

Interest Income and Expense -- Compared to the first nine months of 1995, average year-to-date 1996 interest-earning assets decreased $1.7 million, or less than 2%. Due primarily to a decrease in investment securities yields, the average yield for all interest-earning assets decreased to 7.01%, compared to 7.12% for the same 1995 period. As a result, year-to-date 1996 interest income decreased $177,000, or 3%, when compared to the same 1995 period.

Compared to the first nine months of 1995, year-to-date 1996 average deposits decreased $3.2 million, or 4%. However, due to higher interest rates and time deposit repricing, deposit interest expense actually increased $56,000, or 2%. The average cost of deposits was 4.41% for the first nine months of 1996, compared to 4.15% for the same 1995 period. Year-to-date 1996 average borrowings (FHLB advances) were $1.6 million, average cost was 5.76%, and borrowing expense was $71,000. For the same 1995 period, average borrowings (FHLB advances) were less than $.1 million, average cost was 6.30%, and borrowing expense was approximately $2,000. The year-to-date 1996 cost of all interest-bearing liabilities was 4.44%, compared to 4.15% for the same period in 1995.

Net Interest Income -- This category decreased $302,000, or 10%, for the reasons cited above. Net interest spread (the difference between the average yield on interest-earning assets less the average cost of interest-bearing liabilities) was 2.57% for the first nine months of 1996, compared to 2.97% for the same 1995 period. Net interest margin (net interest income divided by average interest-earning assets) was 3.54% for the first nine months of 1996 compared to 3.87% for the same 1995 period.

Noninterest Income -- For the first nine months of 1996, this category increased $197,000, or 44% to $643,000. The primary reason for this change was a $132,000 gain from the sale of a $3.1 million available-for-sale investment security. Loan origination fee and discount income increased $56,000, or 21%. This improvement was the direct result of increased loan production. Year-to-date 1996 loans originated for sale to the secondary market were $9.1 million compared to $6.0 million for the same period in 1995, and year-to-date 1996 loans originated for portfolio were $14.3 million, compared to $8.4 million for the same 1995 period.

Noninterest Expense -- This category increased $597,000, or 38%, due primarily to the $549,700, September 30, 1996, FDIC/SAIF deposit insurance special assessment previously discussed. Salaries and employee benefits decreased $14,000, or 2%. Other expenses increased $85,000, or 28%, due primarily to higher advertising expense for an ongoing marketing campaign.

Income Taxes -- Year-to-date 1996 income before taxes was $1,192,000, a $702,000, or 37%, decrease from the $1,894,000 earned for the same 1995 period. Taxes decreased $266,000, or 38% to $440,000.

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

None.

ITEM 5  OTHER INFORMATION.

None.

ITEM 6  EXHIBITS.

None.

REPORTS ON FORM 8-K.

None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                            UNITED FINANCIAL CORP.



Date       November 8, 1996                 /s/ Bruce K. Weldele
      -------------------------             ----------------------------
                                            Bruce K. Weldele
                                            President, CEO and
                                            Chairman of the Board
                                            of Directors



Date        November 8, 1996                /s/ G. Brent Marvosh
     --------------------------             -----------------------------
                                            G. Brent Marvosh, CPA
                                            Vice President-Finance
                                            and Treasurer
                                            (Principal Finance and
                                            Accounting Officer)