Form 10-K
period 1996-12-31
UNITED FINANCIAL CORP \MN\
filed 1997-03-27
CIK 1011309

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1996

                     Commission file number  0-28080
                                             -------


                          UNITED FINANCIAL CORP.
         (Exact Name of Registrant as Specified in its Charter)

  MINNESOTA                                 81-0507591
  ---------                                 ----------
  (State or other jurisdiction of           (I.R.S. Employer ID No.)
   incorporation or organization)

P.O. Box 2509, 601 1st Avenue North, Great Falls, Montana  59403
----------------------------------------------------------------
(Address of principal executive offices)               Zip Code)


Registrant's telephone number, including area code:   (406) 761-2200
                                                      --------------

         Securities Registered Pursuant to Section 12(b) of the Act

                                    None
                                    ----

         Securities Registered Pursuant to Section 12(g) of the Act

                    Common Stock, Par Value $1.00 per share
              Traded UBMT on the NASDAQ National Market System

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                         Yes [X]      No [ ]

As of December 31, 1996, and as of the filing date, there were issued and outstanding 1,223,312 shares of the Registrant's Common Stock. No preferred shares were issued.

As of March 3, 1997, the aggregate market value of voting common stock held by non-affiliates based on the $19.75 closing price as quoted by NASDAQ on such date was approximately $22,165,000.

                              UNITED FINANCIAL CORP.
                           1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                  Page Number
                                                                  -----------
                             PART I

Item  1.  Business                                                     1

Item  2.  Properties                                                  29

Item  3.  Legal Proceedings                                           29

Item  4.  Submission of Matters to a Vote of Security Holders         29


                             PART II

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                         29

Item  6.  Selected Financial Data                                     32

Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations               33

Item  8.  Financial Statements and Supplementary Data                 48

Item  9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                      48


                             PART III

Item 10.  Directors and Executive Officers of the Registrant          48

Item 11.  Executive Compensation                                      50

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                              53

Item 13.  Certain Relationships and Related Transactions              53


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                 54

Signatures

                                      PART I.

ITEM 1.  BUSINESS

   GENERAL - United Financial Corp. (the Holding Company), a Minnesota corporation formed in 1996, is a savings bank holding company headquartered in Great Falls, Montana. United Financial Corp.'s wholly owned subsidiary, United Savings Bank, F.A. (the Bank), is a federally chartered stock savings bank. The Bank's wholly owned subsidiary, Community Service Corporation, a Montana corporation formed in 1974, owns and manages real estate held for investment. The Holding Company (or Parent), the Bank, and the Bank's subsidiary are collectively referred to as the Company. The Bank's Great Falls, Montana headquarters serves its primary market, the Great Falls Metropolitan area. Full service branches are located in Shelby, Glendive, and Havre, Montana. The Bank was incorporated as a Montana chartered building and loan association in March 1923. In 1932, the Bank was the first Montana building and loan to be accepted for membership in the Federal Home Loan Bank
(FHLB) System. The Bank converted into a federally chartered mutual savings and loan in 1951, a federally chartered mutual savings bank in June 1983, and a federally chartered stock savings bank in September 1986. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) - Savings Association Insurance Fund (SAIF). The Bank is a member of the FHLB of Seattle, Washington, and is subject to comprehensive supervision, regulation, and examination by the Office of Thrift Supervision (OTS) and the FDIC. The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System.

   The Company's principal business is attracting deposits from the general public through its offices and, using those deposits together with other available funds, to originate primarily loans secured by residential and commercial real estate and consumer loans. The Company also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and interest-earning deposits.

   The Company's financial condition and results of operations are dependent primarily on net interest income and fee income. Net interest income is the difference between the interest income earned on loans, mortgage-backed securities, other investment securities, and interest-earning deposits, less its cost of funds, consisting of interest paid on deposits and borrowed money. The Company's financial condition and results of operations are also significantly influenced by local and national economic conditions, changes in market interest rates, governmental policies, tax laws and the actions of various regulatory agencies.

   MARKET AREA - The Company's primary market area includes the Great Falls, Montana metropolitan area, as well as the areas surrounding its offices in Shelby, Glendive and Havre, Montana. The Bank engages in a very limited amount of lending outside the State of Montana. Great Falls, the county seat of Cascade County, is one of the largest cities in Montana. The estimated 1996 Great Falls and Cascade County populations were approximately 58,000 and 81,000, respectively. The economy of Great Falls and the surrounding area depends heavily on agricultural and livestock activities for which Great Falls serves as the retail and commercial center. Two hospitals in Great Falls have recently merged. This combined medical service serves as a regional medical center providing open heart surgery and cancer treatment facilities. The merger could ultimately result in the elimination of approximately 200 jobs. Great Falls also attracts tourists due to the C.M. Russell Museum and its location en route to Glacier National Park, the Bob Marshall Wilderness Area in northwestern Montana and Yellowstone National Park. Also, with its proximity to the Canadian border, Great Falls benefits from Canadians utilizing its retailing facilities.

   Located in Great Falls is an international airport, the Montana Air National Guard, an F-16 fighter facility and Malmstrom Air Force Base (MAFB), consisting of a Minuteman ICBM missile wing. Implemented in mid-1994 was a reduction at MAFB consisting of the transfer of eight KC135 tankers. Also, the Montana Air National Guard mission was reduced in 1994 by three F-16 fighters and approximately 50 full-time guardsmen. These cut-backs left MAFB in 1995 with its 200 Minuteman missile silo mission and a KC135 tanker group. The Montana Air National Guard mission is now comprised of fifteen F-16 fighters, and approximately 350 full-time and 650 part-time personnel.

   In 1995, the Base Closure and Realignment Commission adopted Defense Department recommendations that resulted in the 1996 transfer of the remaining MAFB KC135 tanker group to a Florida base. The MAFB mission now consists of its 200 Minuteman missile silo mission, with approximately 3,900 active-duty military personnel and their 4,700 dependents, 460 appropriated fund civilian employees, and 820 non-appropriated fund contract civilian and private business employees. The Base Closure and Realignment Commission also followed Defense Department recommendations that will enhance MAFB's missile mission. MAFB, by the end of 1998, will receive upgraded Minuteman III missiles transferred from other Air Force bases. MAFB will not receive any additional missile personnel due to a fully staffed missile wing now monitoring and maintaining its existing 200 silos, some of which are empty or contain older Minuteman IIs. There can be no assurance that future Defense Department cut-backs will not continue to adversely influence military operations and thus the economy in the Company's primary market area.

   The economies of Shelby, Glendive and Havre, Montana, the locations of the Company's other Bank branch offices, are also dependent to a large extent on agricultural, livestock and railroad activities. The now merged Burlington Northern and Sante Fe railroad is a significant employer in Shelby, Glendive and Havre. In addition, Amtrak, which provides passenger service across Montana to the Havre and Shelby markets, has reduced the number of days of service. Future Amtrak curtailments of passenger service and/or reductions in Montana freight service could have adverse economic consequences for some of the Bank's market areas. For the past several years there has been decreased activity in the oil and gas industry, which affects the economies of the Shelby and Glendive areas. There can be no assurance that the economic conditions of the Bank's market areas will not have an adverse impact on the Company's future revenues and earnings.

   COMPETITION - The Holding Company's Bank subsidiary, like other depository institutions, is operating in a rapidly changing environment and, therefore, faces considerable competition, both in the attraction of deposits and the making of real estate and consumer loans. Historically, the most direct competition for deposits has come from other savings institutions, credit unions and commercial banks. There are approximately thirty depository institutions, commercial banks, credit unions and savings institutions with offices in the Bank's market areas. Nondepository financial service organizations, primarily in the securities and insurance industries, have also become competitors for retail savings and investment funds. The Bank's deposit programs compete with money market mutual funds, government securities and other investment alternatives. Since passage of the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA), the impact of competing brokered funds from "troubled" institutions has significantly decreased. The Bank competes for deposits by offering a variety of deposit accounts at interest rates based upon market conditions, convenient business hours, quality of service and convenient branch locations.

   The Bank's competition for real estate loans comes principally from mortgage bankers, other savings institutions, commercial banks, insurance companies and other institutional lenders. The Bank competes for loans mainly through the interest rates and loan fees it charges on its loan programs. Further, the Bank believes it offers a high degree of professionalism and quality in the services it provides borrowers. The Bank's competition for loans varies from time to time, depending upon numerous factors, including the general availability of funds and credit, economic conditions, current interest rate levels, volatility in the mortgage markets, and other factors which are not readily predictable or controllable.

   The FIRREA has resulted in the beginning of the consolidation of the industry, and is reducing the distinctions between the regulatory structures applicable to savings institutions and commercial banks. Legislation being proposed in the United States Congress would further consolidate the regulatory environment for most financial institutions. In many instances, the FIRREA expressly requires that regulations of the OTS applicable to savings institutions be comparable to regulations of the Office of Comptroller of the Currency (OCC) applicable to national banks. Many of the specific provisions included in the FIRREA have had little or no direct impact on the Bank because the Bank already met or exceeded the requirements imposed pursuant to such provisions. Passed into law in late 1991, the Federal Deposit Insurance Corporation Improvement Act (FDICIA), significantly expanded the scope of operating regulations and regulatory guidelines over the Bank's operations. The current and potential long-term impact the FDICIA and future legislation has and will have on the costs of operations and competitive environment in which the Bank operates, however, is of major concern to the Bank. See "Regulation" - "Bank."

LENDING ACTIVITIES

   GENERAL - One of the Company s primary sources of income is its lending activities. The Company s interest income from loans receivable as a percentage of total interest income for the years ending December 31, 1996, 1995 and 1994, was approximately 40.8%, 39.0% and 39.4%, respectively. The Company s principal lending activity is the origination of residential loans on existing real estate, including conventional residential real estate loans (loans which are neither insured nor partially guaranteed by government agencies) and residential real estate loans insured by the Federal Housing Administration (FHA) or partially guaranteed by the Veterans Administration
(VA).

   LOAN PORTFOLIO COMPOSITION - The following table shows the composition of the Company's loans receivable as of the dates indicated:
(Dollars in thousands)
                                              December 31,
                           ---------------------------------------------------
                               1996                1995               1994
                           ---------------   ---------------   ---------------
Real estate loans:
 Single family             $19,263   52.2%   $19,209   60.0%   $20,503   62.3%
 2-4 units                   1,712    4.6      1,302    4.1      1,130    3.4
 5 or more units             4,497   12.2      3,986   12.4      3,931   11.9
 Construction                4,620   12.5      3,373   10.5      2,455    7.5
 Commercial real estate      3,077    8.4      2,517    7.9      3,193    9.7
                           -------   -----   -------   -----   -------   -----
  Total real estate loans   33,169   89.9%    30,387   94.9%    31,212   94.8%

Non-mortgage loans:
 Consumer:
  Home equity loans          1,132    3.1%     1,136    3.5%     1,257    3.8%
  Recreational vehicle
   and auto                  1,239    3.3         31     .1         40     .1
  Other consumer loans         104     .3        199     .6        227     .7
 Commercial:
  Floor plan                   884    2.4
  Lines of credit and other    355    1.0        282     .9        197     .6
                           -------   -----   -------   -----   -------   -----
   Total non-mortgage loans  3,714   10.1%     1,648    5.1%     1,721    5.2%
                           -------   -----   -------   -----   -------   -----
    Total loans receivable  36,883  100.0%    32,035  100.0%    32,933  100.0%
                                    ======            ======            ======
Less:
 Unearned fees and discounts     4                 8                11
 Undisbursed loan funds      1,628             1,600             1,335
 Reserve for losses             75                75                75
                           -------           -------           -------
   Net loans receivable    $35,176           $30,352           $31,512
                           =======           =======           =======

   LOAN ACTIVITY - The table below shows the loan activity of the Company for the years indicated.
(Dollars in thousands)
                                           For Year Ended December 31,
                                          -----------------------------
                                           1996       1995       1994
Real estate loans originated:             -------    -------    -------
  Single family                           $16,780    $11,422    $14,787
  2-4 units                                   180        596
  5 or more units                             289        125
  Construction                              7,103      5,190      7,189
  Commercial real estate                    1,167         45         33
Non-mortgage loans originated               5,807      1,842      1,997
                                          -------    -------    -------
   Total loans originated                  31,326     19,220     24,006
Loans purchased
                                          -------    -------    -------
   Total originations and purchases        31,326     19,220     24,006

Secondary market loan sales               (11,996)    (8,425)   (12,632)
Portfolio loan sales                       (3,031)    (2,748)    (3,679)
Loan repayments - real estate              (7,643)    (7,029)   (10,631)
Loan repayments - non-mortgage             (3,741)    (1,916)    (1,817)
                                          -------    -------    -------
   Total sales and repayments             (26,411)   (20,118)   (28,759)
Other net changes:
  Loans in process and discounts              (24)      (262)      (122)
  Reserve for loan losses
  Real estate owned transfers                 (67)
                                          -------    -------    -------
   Total other net changes                    (91)      (262)      (122)

     Net loan activity                    $ 4,824    $(1,160)   $(4,875)
                                          =======    =======    =======

  Total loans originated in 1996 were $31.3 million an increase of $12.1 million, or 63%, from the $19.2 million of loan volume generated in 1995.
This increase was primarily due to a continuing low interest rate environment, an improved real estate economy in the Great Falls area, and the placing of additional emphasis on the origination and retention for portfolio of multi-family residential, commercial real estate, non-mortgage commercial, and non-mortgage consumer loans.

   RESIDENTIAL (NONCONSTRUCTION) REAL ESTATE LENDING - At December 31,
1996, approximately $25.5 million, or 69%, of the Company s $36.9 million total loans receivable consisted of loans secured by first liens on single-family and multi-family residential properties. At that date, nonconstruction mortgage loans on single-family residences were approximately $19.3 million, or 52%, of the Company s portfolio. At December 31, 1996, approximately $5.8 million, or 16%, of the Company s total loans receivable consisted of FHA-insured and VA-guaranteed loans. During 1996, the increased emphasis on multi-family lending resulted in an approximate $.9 million, or 17%, increase in multi-family residential loans receivable. This increase in multi-family lending was primarily due to two 1995 construction loans totaling $1.0 million that received permanent financing in 1996.

   Fifty-four percent, or $16.8 million, of the Company s total loan originations during 1996 and 59%, or $11.4 million, of total loan originations during 1995 were secured by single-family dwellings. Of the $12.1 million increase in total 1996 loan production, approximately $5.1 million, or 42%, was attributable to nonconstruction residential lending.

   SECONDARY MARKET LOAN ORIGINATIONS AND SALES - For the past several years, the Company's total production of long-term (15 to 30-year maturity) fixed rate residential loans have been originated according to prearranged underwriting standards that result in immediate sale to the secondary market, primarily to mortgage bankers and pension funds. While origination and sale of these loans produces fee income, the loans are carried at their outstanding principal balance, which is the contracted purchase price, and therefore, no gain or loss is realized at sale. Retaining long-term, fixed-rate loan production for portfolio in the low market interest rate cycle of the past few years would expose the Company to declines in market values should interest rates rise. This origination and sale policy is a component of the Company's overall "Asset/Liability Management" program. See Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Asset/Liability Management."

   Twelve million dollars, or 38%, of the Company's total $31.3 million 1996 loan production and approximately $8.4 million, or 44%, of the Company's total $19.2 million 1995 loan production was comprised of long-term fixed-rate mortgage loans originated for sale to the secondary market. The Company sold long-term fixed-rate mortgage loans to the secondary market in aggregate amounts of $11.5 million in 1996 and $8.7 million and $12.7 million during 1995 and 1994, respectively. At December 31, 1996 and 1995, the other assets component of the Company's "Consolidated Statements of Financial Condition" included $1.2 million and $.7 million respectively of loans contracted for sale to the secondary market.

   PORTFOLIO LOAN SALES - During 1996, 1995 and 1994 the Company sold portfolio loans in aggregate amounts of $3.0 million, $2.7 million and $3.7 million, respectively. These long-term fixed-rate loans were refinances of existing portfolio loans or permanent financing of completed construction loans sold to the secondary market or to Montana State agencies. These loans are carried at their outstanding principal balance, which was the contracted purchase price, and therefore, no gain or loss was realized at sale.

   REAL ESTATE CONSTRUCTION LOANS - In addition to first-lien mortgage loans, the Bank also provides interim financing for construction of single-family and multi-unit dwellings and improvement of real estate to be used for the construction of such dwellings. Construction loans are generally made for periods of six months, with interest paid at quarterly or six-month intervals. Such loans may be extended for several months due to adverse weather conditions or other justifiable delays in construction. The Bank provides financing primarily for a small number of contractors who have demonstrated an ability to complete projects and financial responsibility in residential development and construction and have operated in the Bank s lending area for a number of years. Approximately 16%, or $1.9 million, of the Company s $12.1 million dollar increase in 1996 loan originations was attributable to real estate construction loans. The Bank originated approximately $7.1 million, $5.2 million, and $7.2 million in primarily residential construction loans during 1996, 1995 and 1994, respectively. As of December 31, 1996, construction loans outstanding were approximately $4.6 million, or 13%, of the Company s total loans receivable. Ninety-three percent of construction loans outstanding at December 31, 1996, were residential properties. Of the $1.6 million of undisbursed loan funds outstanding at December 31, 1996, virtually all was attributable to construction loans.

   COMMERCIAL REAL ESTATE LOANS - The Bank also engages in commercial real estate lending. Whenever possible in making such loans, the Bank participates in the United States Small Business Administration s program for guaranteed commercial real estate loans. The Bank s loans on commercial real estate are primarily first lien loans with 10 to 15-year maturities and adjustable interest rates based on U.S. Treasury indexes for 1, 3, and 5 years. At December 31, 1996 and 1995, commercial real estate loans receivable were approximately 8% of total loans receivable, and totaled approximately $3.1 million and $2.5 million, respectively. Commercial real estate loans totaling approximately $1.2 million were originated during 1996, compared to less than $.1 million in 1995. This increase in commercial real estate loan production was due primarily to a $.9 million commercial real estate loan for a local medical office building. The Bank sold 90% of this $.9 million loan to its parent company. The remaining $.3 million in commercial real estate loan originations during 1996 represents five loans to local businesses. The FIRREA generally limits the amount that any federal savings institution can invest in nonresidential real estate loans, and the limitation does not have a material impact on the Bank s commercial lending activities. The Bank is not an agricultural lender and its portfolio does not contain agricultural loans.

   NON-MORTGAGE LOANS - In addition to real estate lending, the Bank also offers consumer and commercial non-mortgage loans. Prior to 1996, the Bank s consumer loan portfolio included home equity, home improvement, auto, and deposit account loans. During 1996, the Bank entered into an agreement with a local merchant to purchase qualifying recreational vehicle (RV) loans. The Bank requires fire, hazard and casualty insurance for loans secured by home equity and casualty insurance for loans secured by autos and RV units. At December 31, 1996, consumer non-mortgage loans receivable were approximately $2.5 million, or less than 7%, of the Company s total loans receivable. The Bank originated $2.4 million in non-mortgage consumer loans in 1996 of which $1.4 million, or 58%, was represented by RV loans. Approximately $1.6 million, or 13% of the Company s $12.1 million increase in 1996 loan originations was attributable to consumer non-mortgage loans. The Bank makes and retains consumer loans in its portfolio to better match the maturities of its assets and liabilities because the term of consumer loans is relatively short (generally 1 to 15 years).

   The Bank also offers commercial borrowers lines of credit and fixed rate commercial loans. At December 31, 1996, the commercial non-mortgage loan portfolio was approximately $1.2 million, or 3%, of the Company s total loans receivable. During 1996, the Bank originated approximately $3.4 million in commercial non-mortgage loans. Approximately 19%, or $2.3 million, of the Company s $12.1 million increase in loan production was attributable to non-mortgage commercial loans. In 1996, the Bank entered into a floor plan line of credit agreement with a local merchant. This loan is secured by the merchant s new inventory. The Bank pays the manufacturers directly for inventory and holds the original Manufacturer s Statement of Origin and invoice on purchases until paid for by the borrower. At December 31, 1996, the Bank had one floor plan line of credit loan with an outstanding balance of approximately $.9 million, or 2%, of the Company s total loans receivable.

   As of December 31, 1996, the Bank had provided commercial lines of credit loans to ten borrowers aggregating $1.1 million with a total outstanding balance at December 31, 1996 of approximately $.3 million. The largest of these ten loans is an approximate $.5 million secured line of credit that had an outstanding balance of $.2 million at December 31, 1996. The Bank also originates a limited number of commercial loans not secured by real estate. At December 31, 1996, the Bank had one such commercial loan outstanding, with principal owing of less than $.1 million.

   The Bank originates loans through its loan officers, other staff members and referrals and does not utilize loan brokers or loan consultants. The Bank's existing customer base generates many of the loans it originates.

   On November 4, 1994, the four federal financial institutions regulators issued inter-agency guidelines to explain changes made in the final rule 12CFR, part 564, published June 7, 1994, regarding the use of appraisals for all federally related transactions. This rule continues the licensing requirements and requires the use of licensed and/or certified appraisers for real estate-related financial transactions where the value exceeds $250,000. All transactions of $1,000,000 or more, nonresidential and residential over 4 units where the transaction is $250,000 or more and complex residential transactions of $250,000 or more require a State Certified Appraiser. The Bank requires independent appraisals and/or evaluations for all real estate loans prior to the closing of the loan, with all appraisals conducted in accordance with applicable OTS or FDIC regulations and the Bank's written appraisal policy statement. At a minimum, appraisals utilized by the Bank must be performed in accordance with generally accepted appraisal standards as evidenced by the standards promulgated by the Appraisal Standards Board of the Appraisal Foundation. In addition, as part of the loan approval process, the Bank's loan officers generally conduct on-site inspections of properties securing real estate loans which are to be held in its portfolio.

   All loans made by the Bank must be approved by the Officers' Loan Committee, which consists of certain officers of the Bank. Loans of principal amounts in excess of $250,000 must also be approved by the Directors Loan Committee. All members of the Board of Directors are authorized to serve on the Directors Loan Committee.

   Under the Bank's underwriting policies, conventional, owner-occupied, single-family residential loans can be made up to a 95% loan-to-appraised-value (LTV) percentage. For these same loans, where the LTV exceeds 80%, the Bank has the additional requirement of private mortgage insurance. Borrowers generally may refinance or prepay loans at their option. The terms of the Bank's conventional real estate loans typically include a due-on-sale clause that provides for acceleration of indebtedness upon the sale or other disposition of secured property. Evidence of fire, casualty and hazard insurance with a mortgagee clause in favor of the Bank is required prior to settlement of residential and commercial real estate loans. Title insurance is also required on properties securing such loans to protect the Bank against prior liens on the property or other claims against the title.

   Pursuant to OTS loan policy regulations, the Bank has established lending policies, loan portfolio diversification standards, prudent underwriting standards, including LTV procedures for the institution's real estate loan portfolio, and established documentation, approval and reporting requirements so that compliance with the institution's real estate lending policies can be monitored. The Bank's Board of Directors reviews real estate lending policies at least once a year.

     The regulatory LTV maximums are as follows:

      Loan Type                                   Maximum LTV Ratio
        Raw land                                          65%
        Land development                                  75%
        Construction:
          Commercial, multifamily* and other
            nonresidential                                80%
          1-4 family residential                          85%
          Improved property                               85%

     *Multifamily construction includes condominiums an cooperatives.

   The guidelines stress that LTV ratios are only one of a number of credit factors that must be considered to prudently underwrite a real estate loan. Exceptions to the general lending policy may be made on a case-by-case basis; however, each institution is responsible for establishing an internal process for the review and approval of any loan that does not conform to its lending standards and maximum LTV ratios. Such exceptions must be supported by written justification kept in the permanent loan file. These exceptions must also be reported to the institution's board of directors. The total of all loans that exceed the regulatory LTV limits is limited to 100% of the institution's total capital. The Bank has a written loan policy which includes LTV ratios which are more conservative than the new regulatory ratios. The guidelines have not had any material effect on the lending posture or procedures of the Bank.

   The Bank is also subject to laws and regulations that could impose liability on lenders and owners for cleanup expenses and other costs resulting from hazardous waste located on property securing real estate loans made by the Bank, or on real estate that is owned by the Bank, following a foreclosure. Recent court decisions have continued to expand the circumstances under which lenders have been held liable for hazardous wastes. Although the Bank's lending procedures include measures designed to limit lender liability for hazardous waste cleanup and other related liability, there can be no assurance that the Bank will not become subject to such liability in the future.

   Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower (LTOB) cannot exceed 15% of unimpaired capital and surplus. Amounts up to an additional 10% of unimpaired capital and surplus may be extended for loans and extensions of credit fully secured by readily marketable collateral, which is defined to include certain financial instruments and bullion having a market value at least equal to the loan amount.

   The OTS has amended the loans to one borrower limitation to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under certain circumstance limited essentially to loans to develop or complete residential housing units. At December 31, 1996, the Bank's LTOB limit was approximately $2.3 million. The largest aggregate loans outstanding to one borrower at December 31, 1996, was approximately $1.8 million and represented twelve loans. At December 31, 1996, the Bank was in compliance with the LTOB limitations.

   Until 1981, the Bank historically made residential mortgage loans on a long-term (generally 30 year), fixed-rate basis. In accordance with then applicable regulations, the Bank's single-family residential mortgage loans provided for fixed rates of interest and for repayment of principal for up to 30 years. Since 1981, the Bank has also offered a variety of adjustable-rate mortgage loans (ARMs), the interest rates on which vary with the movement of the index upon which the interest rates are based. If the interest rates change, loan payments, balances or terms may be adjusted. Thru 1994, the Bank's primary index was the cost of funds for the Twelfth FHLB District. Beginning February 22, 1995, the Bank's primary indexes are now the 1, 3, and 5-year constant maturity Treasury indexes. Most of the ARMs currently originated by the Bank have loan terms of 15 to 20 years with rate adjustments generally every 1, 3 or 5 years during the term of the loan. Generally, interest rate adjustments on the Bank's ARMs are now limited to caps of 2% per year and 6% for the life of the loan. At December 31, 1996, ARMs constituted approximately $1.8 million, or 5%, of the Company's net loans receivable.

   In addition to charging interest on loans, the Bank charges fees for originating and servicing loans. These fees are for the inspection of property, payment of invoices during construction and other miscellaneous services. Loan origination fee income recognition is subject to Financial Accounting Standards Board (FASB) Statement No. 91. See Part IV, Item 14. - "Notes to Consolidated Financial Statements" - "Loan origination fees."

   For those institutions with significant for-portfolio loan production, the adoption of FASB No. 91 continues to have a major effect upon the reported amounts of interest on loans, loan origination fees, compensation and other employee expenses. Its application, however, has no direct effect upon actual cash flows but, rather, affects only the timing of their recognition as income and expense.

   The average maturity of the Company's loan portfolio has decreased as borrowers continue to make principal payments. This decrease in average maturity is also due to the Bank's policy of selling long-term, fixed-rate loans and retaining short-term loans in its portfolio. Additionally, with the exception of the FHA-insured and VA-guaranteed loans it originates, the terms of the Bank's mortgage loans contain due-on-sale clauses which generally result in a payoff of the subject loan at the time of sale of the property securing the loan. Although assumptions of loans containing such clauses are generally not permitted, the Bank will permit assumption of certain conventional loans, provided that the assuming party agrees to either a reduction in the term of the loan being assumed or an increase in the interest rate on the loan, or both. Because due-on-sale clauses cause acceleration of indebtedness or may result in assumption of renegotiated loans with reduced terms, the effect of due-on-sale clauses is a decrease in the average maturity of the Bank's loan portfolio.

   Due to changes in loan origination policies and continuing repayment of loans and loan payoffs, the percentage of long-term, (greater than 15-year maturity) fixed-rate loans in the Company's portfolio continues to decline. The following table provides information regarding the maturity of all loans included in the Company's loan portfolio as of December 31, 1996. The amounts reflected in the following table give no effect to assumptions regarding loan prepayments or payoffs. Loans with variable rates of interest are classified as due when the loan principal balances are contractually due, not when the interest rate reprices.

(Dollars in thousands)
                                            Loan Due Dates
                                       As of December 31, 1996
                      --------------------------------------------------------
                      1 yr  >1 yr >2 yrs >3 yrs   >5 yrs  >10 yrs
                       or    thru  thru   thru     thru     thru   >15
Real estate first-    less  2 yrs  3 yrs  5 yrs   10 yrs   15 yrs  yrs   Total
  mortgage loans:     ----  -----  -----  -----   ------- ------- ----  ------
Adjustable rate (all
 property types)    $    2  $ 34 $    6  $   96  $   659  $   479 $442 $ 1,718
Fixed rate:
 1-4 dwelling units    212    91    644     671    4,602   11,904  322  18,446
 Other residential and
  all nonresidential   322    12    814     283    3,312    2,103        6,846
Construction:
 Residential         2,649                                               2,649
 Land development      343                                                 343
Second trust deed        2    84            479      651      244        1,460

Non-mortgage loans:
 Consumer              364    54    139     455      856      607        2,475
 Commercial          1,216           23                                  1,239
                    ------  ---- ------  ------  -------  ------- ---- -------
                    $5,110  $275 $1,626  $1,984  $10,080  $15,337 $764 $35,176
                    ======  ==== ======  ======  =======  ======= ==== =======

                       Total Loans Due After
                         December 31, 1997
                         -----------------
                       (Dollars in thousands)

         Fixed interest rates                                $28,350
         Floating or adjustable rates or balloon payments      1,716
                                                             -------
                                                             $30,066
                                                             =======

   For additional information regarding loans see Part IV, Item 14. - "Notes to Consolidated Financial Statements."


CLASSIFICATION OF ASSETS

   GENERAL - When a borrower fails to make a scheduled payment on a loan and does not cure the delinquency within 15 days, the Bank's policy is to contact the borrower between the 15th and 45th day of delinquency to establish a repayment schedule. If a conventional loan is not current, or a realistic repayment schedule is not being followed by the 90th day of delinquency, the Bank will proceed with legal action to foreclose the property after the loan has become contractually delinquent 90 days.

   The Bank, per Federal regulations, is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. As of December 31, 1996 and 1995, the Bank had no asset classified as doubtful or loss, and reported $40,125 of substandard assets. As a percent of total assets, substandard assets were
 .04% and .03% at December 31, 1996 and 1995, respectively.

   A savings institution is also required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The institution's OTS District Director has the authority to approve, disapprove or modify any asset classification and amount established as an allowance pursuant to such classification. In addition, a savings institution is required to record as liabilities reserves for off-balance-sheet items, such as letters of credit, when a loss becomes probable or estimable. Per federal regulations, the Bank has established written board-approved valuation and loss reserve policies as well as an Internal Asset Review Committee. Delinquent loans are reported to the Board of Directors monthly, and classified assets are reported to the Board of Directors quarterly.

ASSET QUALITY and RESERVE for LOAN LOSSES

  The following schedule details the amounts of the Company's nonperforming assets consisting of nonaccrual uninsured loans, loans past due over 90 days, restructured loans and all real estate owned - held for sale (REO/HFS) as of the dates indicated.
(Dollars in thousands)                                December 31,
                                                    ---------------
                                                    1996       1995
 Principal Balances:                                ----       ----
  Accruing loans past due over 90 days              $18        $38
  Non-accrual uninsured loans
  Troubled debt restructurings
  REO/HFS                                            40         40
                                                    ----       ----
                                                    $58        $78
                                                    ====       ====
  As a percent of total assets                      .06%       .07%
                                                    ====       ====
 Interest:
  Due on non-accrual loans
  Included in income                                None       None

   At December 31, 1996, 1995 and 1994, total loan loss reserves were $75,179. Loan loss reserves as a percentage of nonperforming assets at December 31, 1996, 1995 and 1994, were 130%, 96% and 58%, respectively. Loan loss reserves as a percentage of all uninsured loans and REO/HFS at December 31, 1996, 1995 and 1994 were approximately .25%, .32% and .33%, respectively.

   Given the continuing low level of nonperforming and classified assets and the sale of a large percentage of new loan production, no loan loss provision expense was deemed necessary (i.e. both probable and estimable) for the years ended December 31, 1996, and 1995. During 1996, the Bank originated approximately $1.2 million of new recreational vehicle consumer loans. Future loan loss provisions may be necessary for these loans.

   For additional information regarding loss reserve policy see Part IV, Item
14. - "Notes to Consolidated Financial Statements" - "Reserve for possible loan losses."

   TROUBLED DEBT RESTRUCTURING - The OTS regulations provide that institutions may, in certain instances, use FASB No. 5, "Accounting for Contingencies," and FASB No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." The Bank did not have a loan in this category at year-end 1996 or 1995.


REAL ESTATE OWNED

   The schedule below details real estate owned (REO) both held for sale and investment by the Bank as of the dates indicated.
(Dollars in thousands)
                                                    December 31,
                                                  ---------------
                                                  1996       1995
                                                  ----       ----
    REO held for sale                             $ 40       $ 40
    Allowance for possible losses
    REO held for investment                        755        792
    Accumulated depreciation                      (370)      (341)
                                                  -----      -----
                                                   385        451

                                                  $425       $491
                                                  =====      =====

    As a percent of total assets                   .41%       .43%

   REO HELD FOR SALE - At December 31, 1996 and 1995, the Bank had a single REO property classified as held for sale. This $40,125 property consisted of two Great Falls commercial lots acquired in partial satisfaction of a judgment and held for over five years.

   The Bank believes that sufficient loss allowances have been recognized in that REO held for sale at December 31, 1996, reflects the lower of (1) fair value minus estimated cost to sell or (2) cost. For additional information regarding REO and REO loss reserves, see Part IV, Item 14. - "Notes to Consolidated Financial Statements" - "Real estate owned."

   REO HELD FOR INVESTMENT - This category at December 31, 1996, consisted of two 24-unit apartment complexes located in Glendive, Montana, foreclosed by the Bank and sold to its subsidiary, the Community Service Corporation (CSC). The CSC purchased one apartment complex in 1985 for $480,176, and after twelve years of depreciation, the December 31, 1996 net book value was $199,160. The second complex was sold to the CSC in 1990 for $274,475 and after seven years of depreciation, the December 31, 1996 net book value was $185,435. Real estate held for investment accounted for approximately 91% of the Bank's real estate owned at December 31, 1996. The decrease in REO held for investment between December 31, 1996 and 1995, reflects additional depreciation and the sale of a $33,168 book value residence to an individual in exchange for cash. There was a $13,832 gain recognized on the sale.

   For additional information regarding real estate held for sale and loss reserve policy and reserves, see Part IV, Item 14. - "Notes to Consolidated Financial Statements" - "Real estate owned."

SOURCES OF FUNDS

   The primary sources of funds are deposits, FHLB borrowings, loan and mortgage-backed securities repayments, proceeds from loan sales, investment securities interest payments and maturities, and net operating revenues. The principal uses of funds are loan originations, mortgage-backed securities and other investment securities purchases, maturing savings certificates and deposit withdrawals, repayment of FHLB borrowings, cash dividends, maintaining liquidity and meeting operating expenses. See Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Liquidity and Capital Resources," and Part IV, Item 14. - "Consolidated Statements of Cash Flows." As demonstrated by the referenced Statements of Cash Flows, $12.6 million of net cash provided by investing activities was utilized to repay $10.5 million of FHLB advances outstanding at the end of 1995, and pay $1.1 million of cash dividends to shareholders. During 1996, unlike 1995 or 1994, the Bank experienced deposits as a source, rather than a use of funds. In addition, during 1996, the mix of investing activities changed with increased loans originated for, and retained for portfolio in 1996 compared to 1995 or 1994. The Bank's borrowing limit from the FHLB is 25% of assets and there were no FHLB advances outstanding at December 31, 1996.

DEPOSIT ACTIVITIES

   Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products offered by its competition and its customer preferences and concerns. The Bank reviews its deposit mix and pricing weekly.

   The principal types of deposit accounts offered by the Bank at December 31, 1996, are summarized as follows:
(Dollars in thousands)              Weighted Avg.
        Type                Term    Interest Rate     Amount       Percent
        ----                ----    -------------     -------      -------
  NOW Accounts                          2.86%         $ 6,250        7.94%
  MMDA                                  3.49%           2,419        3.07%
  Savings  Deposits                     3.56%          29,918       38.02%

  Time Deposits            91-Day       4.13%             297         .38%
                          182-Day       4.99%           7,135        9.07%
                           1-Year       5.29%          10,425       13.25%
                       1 1/2-Year       5.11%              32         .04%
                           2-Year       5.74%           7,831        9.95%
                       2 1/2-Year       5.88%           1,577        2.00%
                           4-Year       5.55%          12,248       15.56%
                           6-Year       4.79%              39         .05%
                           8-Year       5.99%             526         .67%
                                        -----         -------     --------
                                        5.43%          40,110       50.97%
                                        4.45%         $78,697      100.00%
                                        =====         =======      =======

   IRA/Keogh retirement account balances, of all types, at December 31, 1996 were approximately $6.0 million or 7.65% of all deposits. At December 31, 1996, there were no jumbo time deposits (minimum balance of $.1 million).

   Early withdrawal from certificate deposits subjects the depositor to an early withdrawal penalty which is currently equal to six months of simple, nominal interest when the original maturity is longer than one year, three months of simple, nominal interest when original maturity is 92 days to one year, and all interest earned when original maturity is 91 days or less.

   Traditionally, a relatively small number of the Bank's depositors have resided outside Montana. Deposits are not solicited outside of Montana. At December 31, 1996, accounts held by out-of-state depositors were approximately $3.4 million, or 4% of total deposits.

   The Bank experienced a net increase in deposits of $.4 million for the year ended December 31, 1996, a net decrease in deposits of $10.8 million for the year ended December 31, 1995, and a net decrease of $6.2 million for the year ended December 31, 1994. The Bank's 1995 $10.8 million decrease in deposits and the 1994 $6.2 million decrease in deposits was the direct result of an improving U.S. economy and an increase in market interest rates. Depositors, who had "parked" funds in daily savings deposits during the historical low interest rate cycle, withdrew funds to higher rate competing alternative investments. In addition, the Bank experienced increased competition and higher rates offered by some competing financial institutions. During 1996, market interest rates declined and the Bank, to stem the outflow of deposits, adopted a more aggressive pricing policy. As a result, many daily savings depositors elected higher rate Bank time deposits rather than withdrawal and total deposits increased $.4 million.

   Inasmuch as market demand generally dictates deposit maturities and rates, the Bank intends to continue to offer those types of accounts that have broad market appeal. It is the Bank's policy not to accept or place brokered deposits. See "Regulation" - "Bank."

   The following table sets forth the net change in deposits for the periods shown. (Dollars in thousands)
                                            For Years Ended December 31,
                                       --------------------------------------
                                         1996           1995           1994
No Minimum Term                        --------       --------      ---------
 NOW Accounts                          $   517        $  (111)      $    392
 Money Market Demand Accounts              (15)          (394)          (323)
                                       --------       --------      ---------
                                           502           (505)            69

Savings Deposits                        (2,543)       (12,373)        (5,788)
Fixed-Term
 Time Deposits with initial maturities of:
   6 months and under                        6             56           (715)
   Over 6 months to 18 months            1,943          1,994            146
   Over 18 months to 30 months             887           (120)            86
   Over 30 months                           31            333           (604)
 Jumbo Certificates*                      (420)          (180)           600
                                       --------      ---------       --------
                                         2,447          2,083           (487)
   Net Change                          $   406       ($10,795)       ($6,206)
                                       ========      =========       ========
*Minimum $.1 million term 30 days to 1 year.

   The following table presents, by various weighted average interest rate categories, the amounts of the Bank's time deposits at December 31, 1996, which mature within the periods indicated.
(Dollars in thousands)

 Weighted Avg.      Within      Within     Within
 Interest Rate      1 Year     2 Years    3 Years    Thereafter     Total
 -------------      -------    -------    -------    ----------    -------
 3.25 - 4.99%       $ 7,432                $   36      $    3      $ 7,471
 5.50 - 5.99%        19,583     $5,500      3,073       4,420       32,576
 6.00 - 7.99%                                              63           63
                    -------     ------     ------      ------      -------
    Total           $27,015     $5,500     $3,109      $4,486      $40,110
                    =======     ======     ======      ======      =======

   The following table presents, by various weighted average interest rate categories, the amounts of the Bank's time deposits at December 31, 1995, which mature within the periods indicated.
(Dollars in thousands)

 Weighted Avg.      Within      Within     Within
 Interest Rate      1 Year     2 Years    3 Years    Thereafter     Total
 -------------      -------    -------    -------    ----------    -------
 3.25 - 4.99%       $   916     $  467                $   58       $ 1,441
 5.50 - 5.99%        21,287      8,304     $1,737      1,780        33,108
 6.00 - 7.99%           746        455        464      1,449         3,114
                    -------     ------     ------     ------       -------
    Total           $22,949     $9,226     $2,201     $3,287       $37,663
                    =======     ======     ======     ======       =======

   For additional information regarding deposits see Part IV, Item 14. - "Notes to Consolidated Financial Statements" - "Deposits."


BORROWINGS

   The FHLB of Seattle functions as the central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB of Seattle, the Bank is required to own capital stock in the FHLB of Seattle, and is authorized to apply for advances on the security of specified collateral. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. The Bank's currently established available FHLB advance credit line is 25% of assets. The FHLB of Seattle is required to review its credit limitations and standards at least annually. Also see "Regulation - Bank."

   Historically, the Bank has relied upon deposits, loan repayments and investment securities cash flows as its major source of funds, and consequently has made limited use of FHLB advances. At December 31, 1996, no FHLB advances were outstanding. At December 31, 1995, the Bank had outstanding $10.5 million of overnight and fixed rate FHLB advances. For additional information regarding borrowings, see Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part IV, Item 14. - "Notes to Consolidated Financial Statements" - "Federal Home Loan Bank Advances".

INVESTMENT ACTIVITIES

   The Company's primary source of income is from mortgage-backed securities and other investment securities. Interest income from these two sources as a percentage of total interest income for the years ending December 31, 1996, 1995 and 1994 was approximately 57.1%, 57.6% and 58.4%, respectively.

   Mortgage-backed securities and investment securities income has replaced loan portfolio income as the Company's primary source of revenue for reasons of asset liability management. See Part II, Item 7. - "Asset/Liability Management" and Part IV, Item 14. - "Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995, and 1994." In addition, mortgage-backed securities were purchased as they are "qualifying loans" for thrift tax purposes. See Part I, Item 1. - "Taxation" and Part IV, Item 14. - "Notes to Consolidated Financial Statements" - "Income Taxes."

   Per OTS regulatory requirements (including Thrift Bulletin No. 52), the Company has established an Investment Committee and has developed comprehensive, Board of Directors' approved, written investment policies relating to the investment in income producing assets other than loan originations. The Company's stated investment policy is to purchase only held-to-maturity or available-for-sale investments and not for trading. The Company reports monthly to its Board of Directors all investment activity, including purchases, sales, maturities and book-vs-market-value comparisons. The Company reports quarterly to its Board of Directors minutes of Investment Committee meetings, recapping past activities, forecasting expected cash flows, interest rate projections and investment strategies for the upcoming quarter. For additional information regarding investment securities, see Part IV, Item 14. - "Notes to Consolidated Financial Statements" - "Investments", "Investment Securities", "Fair Value of Financial Instruments" and "Derivative financial instruments".

   Federally chartered savings institutions are authorized to invest in various types of liquid assets, including U.S. Treasuries and securities of various U.S. Government agencies, certificates of deposit at insured banks and thrift institutions, bankers' acceptances, federal funds and mortgage-backed securities. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and in mutual funds (the assets of which conform to the investments that such an institution is authorized to make directly). As of December 31, 1996, the Company had approximately $61.0 million of investments comprised of $35.8 million, and $25.2 million of securities classified as held-to-maturity and available-for-sale, respectively.

   The following table sets forth the book value, maturities and weighted average yields of the Company's investment portfolio at December 31, 1996. Mortgage-backed securities due dates are maturity dates for non-REMIC securities and expected average lives for REMIC certificates. The Kemper U.S. Government bond mutual fund yield is based on cost.
(Dollars in thousands)

                                  Mortgage-        Kemper
              U.S. Treasuries/     Backed      U.S. Gov't Bond
            U.S. Gov't Agencies   Securities     Mutual Fund       Totals
            ----------------------------------------------------------------
                 Book            Book            Book           Book
                 Value  Yield    Value  Yield    Value Yield    Value  Yield
                ------- -----   ------- -----   ------ -----   ------- -----
Less than 1 yr  $16,006 5.40%   $ 5,811 5.81%   $5,182 6.36%   $26,999 5.67%
After 1 yr
 through 2 yrs    6,571 5.59%       885 6.36%                    7,456 5.68%
After 2 yrs
 through 5 yrs    6,026 6.37%    12,653 6.35%                   18,679 6.36%
After 5 yrs
 through 10 yrs                   6,006 6.32%                    6,006 6.32%
After 10 yrs                      1,873 6.92%                    1,873 6.92%
                ------- -----   ------- -----   ------ -----   ------- -----
                $28,603 5.65%   $27,228 6.27%   $5,182 6.36%   $61,013 5.99%
                ======= =====   ======= =====   ====== =====   ======= =====

SERVICE CORPORATION ACTIVITIES

   The Holding Company has no direct subsidiaries other than the Bank. The Bank has a wholly-owned service corporation, the Community Service Corporation, which owns and manages real estate held for investment. At December 31, 1996, the Bank had an investment of approximately $385,000 in its service corporation. A federal savings institution's aggregate outstanding investment to its service corporation cannot exceed 3% of the institution's assets. The Bank is in compliance with the subsidiary investment limits.


EMPLOYEES

   At December 31, 1996, the Company employed twenty six full-time employees and six part-time employees. Management considers its relations with its employees to be excellent. The Company maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, paid sick leave and retirement plans. The Company's employees are not represented by any collective bargaining group. See Part IV, Item 14. - "Notes to Consolidated Financial Statements" - "Retirement plans" and "Post-retirement benefits".


REGULATION - HOLDING COMPANY

   GENERAL - United Financial Corp. is a savings and loan holding company within the meaning of Section 10 of the Home Owners Loan Act, as amended
(HOLA). As such, the Holding Company is subject to OTS examination and supervision as well as certain reporting requirements. As a SAIF-insured subsidiary of a savings institution holding company, the Bank is subject to certain restrictions in dealing with the Holding Company and with other persons from time to time affiliated with the Bank which continues to be subject to examination and supervision by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are deemed to be a risk to the safety and soundness of the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for shareholders of the Holding Company.

   As a unitary savings and loan holding company, the Holding Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (QTL) test described below under "Regulation - Bank" - "Qualified Thrift Lender Test". If the Holding Company acquires control of another savings association as a separate entity, it would become a multiple savings and loan holding company, and the activities of the Holding Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL or were acquired in a supervisory acquisition.

   The Holding Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

   Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more persons, may acquire "control," as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 day's written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition;
(ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interest of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

   The common stock of the Holding Company is registered as a class with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Thus, the Holding Company is subject to the periodic reporting requirements, proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by the Holding Company can be inspected, copied or obtained from the Washington D.C. office of the SEC.

   The Holding Company is a "registered company" under Minnesota law and is subject certain provisions governing mergers, take-overs, business combinations, and other similar transactions.

   TRANSACTIONS WITH AFFILIATES - Section 11 of the HOLA, as amended by FIRREA, provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (i) limit the extend to which the financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all transactions with an affiliate, whether or not "covered transactions," be on terms substantially the same, or at least as favorable to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee or similar other types of transactions. In addition to the restrictions that apply to member banks pursuant to Sections 23A and 23B, three other restrictions apply to savings associations, including those that are part of a holding company organization. First, savings associations may not make any loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, savings associations may not purchase or invest in affiliate securities except those of a subsidiary. Finally, the Director of the OTS is granted the authority to impose more stringent restrictions when justifiable for reasons of safety and soundness.

   Extensions of credit by the Bank to its executive officers, directors and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of a bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in case of loans that are fully secured by readily marketable collateral. As of December 31, 1996, the Bank was in compliance with this extension of credit regulation.


REGULATION - BANK

   GENERAL - The Bank is a federally chartered stock savings bank, the deposits of which are insured and backed by the full faith and credit of the United States Government. As a result, the Bank is subject to broad federal regulation and oversight applicable to all of its operations. The Bank is a member of the FHLB of Seattle, Washington, and is also subject to certain limited regulations by the Federal Reserve Board. The Bank is a member of the SAIF and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

   Some of these regulatory requirements and restrictions are discussed below and elsewhere.

   FEDERAL REGULATION OF SAVINGS ASSOCIATIONS - The OTS has extensive authority over the operations of the Bank. Accordingly, the Bank is required to file periodic reports with the OTS and is also subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were completed January 1997 and April 1990, respectively. The OTS and the FDIC have entered into an agreement that provides for joint examinations by the FDIC with the OTS, unless compelling reasons otherwise are warranted. Federal examiners can require the Bank to provide higher general or specific loan loss reserves or write down assets. During its most recent examinations, the Bank was not required to take any of these actions.

   The OTS also has extensive enforcement authority over the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders or removal orders, and to initiate injunctive actions. Generally, these enforcement actions can be initiated for violations of laws and regulations and for unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required. In addition, the lending and investment authority of the Bank is prescribed by such laws and regulations.

   In order to fund its operations, the OTS has established a schedule for the assessment of fees upon all savings associations. This general assessment, currently paid on a semiannual basis, is levied based upon the Bank's asset size, including consolidated subsidiaries, as reported in its quarterly Thrift Financial Report, with "troubled" institutions paying a "premium rate" on the same asset total, and all other institutions like the Bank paying a "general rate." The Bank paid "general rate" assessments totaling $33,162 in 1996, $35,649 in 1995 and $37,544 in 1994.

   The 1989 passage of the FIRREA provides for a major restructuring of the federal regulatory scheme applicable to financial institutions and their holding companies. The FIRREA abolished the Federal Home Loan Bank Board and the Federal Savings and Loan Insurance Corporation, with many of the previous regulatory functions transferred to the OTS. Regulatory functions relating to deposit insurance and to conservatorships and receiverships of federally insured financial institutions, including both savings institutions and banks, are generally exercised by the FDIC. The FIRREA contains provisions affecting numerous aspects of the operation and regulation of federally insured savings institutions and empowers the OTS Director and the FDIC to promulgate regulations implementing the provisions of FIRREA.

   The 1991 passage of the FDICIA continues to have far reaching effects on the management and operation of banks and savings associations, as well as their relationship with federal regulators. The FDICIA provides for the recapitalization of the Bank Insurance Fund (BIF), but does not contain financial restructuring provisions that would allow affiliation with securities and insurance firms or permit commercial firms to own banks, nor does it provide for a new holding company structure, nor does it authorize nationwide interstate banking and branching, nor does it restructure or consolidate the bank and thrift regulatory agencies. The FDICIA authorizes a new era of intensified regulation with explicit rules replacing the more informal and at times flexible supervisory policies previously followed by federal regulators. The nexus of the FDICIA is the continuation of the reregulation of the banking and savings industry which began with the FIRREA.

   The description of the FIRREA, the FDICIA and other federal legislation rules and regulations as set forth in this form 10-K document does not purport to be a complete recital of all laws or their impact on the Bank.

   As a creditor and a financial institution, the Bank is subject to various regulations promulgated by the Federal Reserve Board, including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending) and Regulation CC (Availability of Funds). As creditors of loans secured by real property, and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of the property and bankruptcy laws.

   DEPOSIT INSURANCE AND FDIC REGULATION - The Bank is a member of the SAIF which is administered by the FDIC. Savings deposits are insured up to the applicable limits (generally $100,000 per insured depositor) by the FDIC and backed by the full faith and credit of the United States Government. The FDIC is empowered to impose deposit insurance premiums, conduct examinations and require reporting by the Bank. The FDIC may also prohibit the Bank from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC can also initiate enforcement actions against the Bank, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance of the Bank if it determines that the Bank has engaged or is engaging in any unsafe or unsound practice, or is in an unsafe or unsound condition.

   The FDIC has been mandated by Congress to reach a level of insurance reserve amounting to 1.25% of bank and thrift industry deposits. In addition, under the FDICIA, the FDIC may impose special assessments on its SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The FDICIA also is authorized by the FDIC to implement a risk-based deposit insurance assessment system. To that end a Risk Related Premium System now assigns each insured institution to 1 of 3 capital groups, and to 1 of 3 supervisory sub-groups. Capital groups are assigned based upon capital ratios: "well-capitalized," "adequately-capitalized," and "under-capitalized." Within each capital group, institutions are further divided into sub-groups based upon their potential "risk" to the insurance fund: "A" healthy, "B" supervisory concern, "C" substantial supervisory concern. Under the risk-based regulations, FDIC insurance premiums prior to 1997 ranged from a low of $.23 to a high of $.31 per $100 of deposits. See below "Regulatory Capital Requirements."

   For the past several years, the Bank's risk-based insurance designation has been the most favorable, "well-capitalized" and "A" healthy and thus the Bank has incurred FDIC/SAIF deposit insurance premiums at the lowest available rate, $.23 per $100 of deposits. For the past three years, the Bank has incurred non-special assessment FDIC/SAIF deposit insurance premium expense as follows: 1996, $170,286; 1995, $199,068; and 1994, $220,780.

   Enacted into law in 1996 was legislation providing for a special assessment against FDIC/SAIF member institutions which capitalized the SAIF insurance reserve to the prescribed 1.25% of insured deposits level. For the Bank, this one-time special assessment was $549,700, or 65.7 basis points per $100 of the Bank's insured deposit base on March 31, 1995. The Company's 1996 consolidated financial statements reflect the expense and payment of this $549,700 special assessment.

   Based upon the Bank's 1996 year-end "1A" FDIC risk classification, the Bank's FDIC/SAIF assessment rate, beginning January 1, 1997 decreased from 23 basis points to 6.48 basis points per $100 of insured deposits. Most commercial banks, insured under the FDIC/Bank Insurance Fund (BIF) will, beginning January 1, 1997, be assessed 1.296 basis points per $100 of insured deposits. In addition, 1996 legislation provides for the merger of the SAIF and BIF insurance funds on January 1, 1999, provided the bank and savings association charters have been merged by that date.

   BROKERED DEPOSITS - The Bank, due to its capital position, is empowered to, but by policy does not accept, place or solicit brokered deposits.

   REGULATORY CAPITAL REQUIREMENTS - The FIRREA established capital standards for savings institutions, requiring the OTS to promulgate capital regulations no less stringent than those applicable to national banks. To that end, the OTS issued regulations resulting in three different minimum capital requirements, a "tangible capital requirement," a "core capital or leverage limit requirement" and a "risk-based capital requirement." For further information on these capital requirements and the extent to which the Bank substantially exceeds all three requirements, see Part IV, Item 14. - "Notes to Consolidated Financial Statements" - "Regulatory Capital". The Bank, at December 31, 1996, had no intangible assets, such as purchased mortgage
servicing rights or goodwill.        -22-

   For the risk-based capital component, savings institution assets are assigned to one of the following four risk-weighted categories based upon the degree of risk associated: (1) zero percent for cash and securities backed by the full faith and credit of the U.S. Government and for notes and obligations of the FSLIC and the FDIC; (2) twenty percent for high-quality, mortgage-backed securities (typically Federal National Mortgage Association or Federal Home Loan Mortgage Corporation), all claims on FHLBs, general obligations of state and local governments and claims on domestic depository institutions;
(3) fifty percent for qualifying single-family, residential mortgage loans, qualifying multi-family, residential loans and other mortgage-backed securities backed by qualifying home mortgage loans; and (4) one-hundred percent for all other loans and investments, including consumer loans, commercial loans, home equity loans, non-qualifying mortgage loans, residential construction loans, repossessed assets, real estate loans more than ninety days delinquent, and certain equity investments.

   Long proposed by the OTS, and authorized by the FIRREA, has been an "interest-rate-risk" (IRR) component of regulatory capital. This IRR capital component is expected to become effective in 1997. For further information see the Part II, Item 7. - "Asset/Liability Management" - "IRR Exposure Measurement." This IRR capital component will be expressed as the change in net portfolio value-NPV (i.e. the present value of all expected cash flows from assets less the present value of all expected cash flows from liabilities) as the result of a hypothetical 200 basis points instantaneous increase or decrease in interest rates divided by the present value of an institution's assets. An institution with a normal level of IRR is defined by the OTS as having a measured IRR of less than 2%. Only institutions where the measured IRR exceeds 2% will be required to maintain an IRR capital component.

   Based on its current capital position, most recent OTS calculated IRR, and proposed exemption criteria, the Bank would not have an IRR capital adjustment.

   The FDICIA also mandates that regulations be promulgated adding other risk-based capital requirements covering (a) concentrations of credit risk, (b) risks from nontraditional activities and (c) the capital impact of fair value adjustments associated with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Bank's significant capital position and the extent to which it already exceeds current minimum capital requirements leads management to believe the Bank will maintain compliance with any new capital requirements.

   The FDICIA places much greater emphasis on capital as a measure of performance and establishes a rigid regulatory scheme based almost entirely on capital levels. Under the FIRREA, failure to meet capital standards can result in the use of gross restrictions, cease and desist orders, civil monetary penalties, capital directives to enforce requirements and required written capital plans. The FDICIA does not eliminate previous enforcement powers, but severely limits regulators' discretion in the exercise, timing and choice of regulatory actions. The FDICIA does so by limiting regulators' discretion not to impose regulatory restrictions that are, in most cases, available under current law.

   The five statutory capital categories established by the FDICIA are: "well capitalized" - institutions with capital that significantly exceeds the required minimum level for each relevant capital measurement; "adequately capitalized" - institutions with capital that meets the required minimum level for each relevant capital measure; "undercapitalized" - institutions with capital that fails to meet the required minimum level for any relevant capital measure; "significantly undercapitalized" - institutions with capital significantly below the required minimum level for any relevant capital measure; and "critically undercapitalized" - institutions that fall below a critical capital level set by the appropriate federal banking agency. The Bank's capital position substantially exceeds the definition of "well capitalized."

   QUALIFIED THRIFT LENDER TEST - The HOLA requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (QTIs) (primarily residential mortgages and related investments, including certain mortgage-related securities), it will continue to enjoy full borrowing privileges from the FHLB of Seattle, Washington. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation as qualifying QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of December 31, 1996, the Bank was in compliance with its QTL requirement with 92% of its assets invested in QTIs.

   A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and
(iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

   SAFETY AND SOUNDNESS STANDARDS - Prior to the FDICIA, the phrase "unsafe or unsound practice" was a generic term dependent upon the facts and circumstances to be established by the appropriate banking regulatory agency. The FDICIA now requires the federal banking regulatory agencies to prescribe by regulation explicit standards for safety and soundness, including: (a) operational and managerial standards; (b) asset quality, earnings and stock valuation standards; (c) compensation standards for executive officers, employees, directors, etc.; and (d) any other standards deemed appropriate by the regulatory agencies. The Bank's management believes that its operations meet or exceed current safety and soundness regulations.

   CONSUMER ISSUES - The FDICIA mandates a number of pro-consumer measures, including one entitled "The Truth in Savings Act," (TISA). The TISA contains mandatory disclosure requirements for interest-bearing deposit accounts at insured institutions with the goal of standardizing the types of information presented in deposit advertisements so consumers can make meaningful comparisons between competing claims for deposits. The Bank has implemented ongoing TISA mandates and believes that its operations are in compliance.

   The Community Reinvestment Act (CRA) requires an insured financial institution to help meet the credit needs of its community, including low- and moderate-income borrowers and neighborhoods, consistent with the safe and sound operation of the institution. Regulators are authorized to evaluate and rate the CRA activities of insured institutions. The FIRREA mandated the CRA to require public disclosure of the regulators' evaluation and rating of each insured depository institution. Previously, the public disclosure section of the regulators' evaluations merely stated the institution's rating and the agencies' conclusions on each assessment factor and discussed the facts supporting these conclusions. The FDICIA now adds an additional requirement that regulators disclose the data used in assessing a depository institution's performance. During the most recent OTS compliance exam completed in November 1995, the OTS conducted CRA performance evaluations and the Bank was rated as having had "an outstanding record of helping to meet the credit needs of its entire local community in a manner consistent with its resources and capabilities."

   LIQUIDITY - All savings associations such as the Bank are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%.

   Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term United States Government obligations), and long-term assets (e.g., United States Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). Short-term liquid assets currently must constitute at least 1% of the Bank's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

   For additional information regarding liquidity requirements, see Part II,
Item 7. -"Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Liquidity and Capital Resources."

   FEDERAL HOME LOAN BANK SYSTEM - The Bank is a member of the FHLB of Seattle, Washington which is one of several regional banks that administer the home financing credit function for savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned areas. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. Each FHLB makes loans (advances) to its members in accordance with the policies and the procedures established by the FHLB board of directors. All policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

   Federal law requires the FHLBs to transfer a significant amount of their reserves and undivided profits to the government agency established to resolve troubled thrift cases and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects (Affordable Housing Program). These requirements have and will continue to adversely affect the amount of FHLB dividends. These contributions could also have an adverse effect on the future value of FHLB stock. A loss in value of the Bank's FHLB stock investment could result in a reduction of the Bank's capital.

   The Bank is required to purchase and maintain FHLB stock with minimum annual requirements of the greater of: 1% of residential mortgage loans, .3% of total assets, or 5% of FHLB advances outstanding. At December 31, 1996, the Bank was in compliance with the minimum stock requirement with $379,000 invested in FHLB stock.

   During the fiscal years 1996, 1995 and 1994, the Bank received FHLB stock dividend income of $31,035, $23,230 and $28,639, respectively. The 1996 dividend provided the Bank with an annual return of 7.80%, the 1995 dividend annual return was 6.59%, while the 1994 dividend was 6.84%.

   FEDERAL RESERVE SYSTEM - The regulations of the Federal Reserve Board can require savings institutions to maintain non-interest-earning reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing checks) and nonpersonal time deposits with maturities of less than 18 months. For the calculation period including December 31, 1996 and 1995, the Bank was in compliance, but did not have a non-interest-earning reserve requirement.

   Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require the Bank to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

   PROPOSED LEGISLATION - Several bills have been introduced in the United State Congress that would, if adopted, significantly change laws and regulations applicable to savings and loans and savings and loan holding companies. The general tenor of this type of legislation is that the OTS will be combined with the Office of the Comptroller of the Currency as a single agency overseeing the operations of federal financial institutions and that the savings institution charter will eventually be eliminated. If such legislation were adopted, federal savings institutions would become national banks, and savings and loan holding companies, such as the Holding Company, would become subject to regulation and oversight by the Federal Reserve Board as bank holding companies. The permitted activities of bank holding companies are more limited than the activities of a savings and loan holding company.
In general, a bank holding company may engage, either directly or through one of its subsidiaries, only in activities that the Federal Reserve Board concludes are directly related to banking activities. Some versions of this type of legislation provide that savings and loan holding company activities would be "grandfathered" and not further restricted by Federal Reserve Board regulation. If this kind of legislation were adopted, and savings and loan holding companies became subject to regulation as bank holding companies and no provision to grandfather savings and loan holding company activities was included or the date on which such grandfathered activities have to be commenced predates the date of organization of the Holding Company, some of the operating flexibility at the holding company level that the reorganization was intended to provide would not be available.

   For more information regarding legislation see Part II, Item 7. - "Management Discussion and Analysis of Financial Condition" - "Legislation."

  The full impact that current, proposed and future legislative rules and regulations will have on the Bank and other financial institutions are not known at this time and cannot be predicted.


TAXATION

   GENERAL - The Holding Company and its Bank subsidiary report their income on a calendar year basis and have elected to file a consolidated federal income tax return. Montana state statue prevents filing of a consolidated Montana income tax return, and thus separate returns are filed by the Holding Company and the Bank. A Tax Sharing Agreement provides that the Holding Company and the Bank "... pay their respective federal and state taxes as separate corporations on a stand alone basis." Generally with some exceptions, including the Bank's reserve for bad debts discussed below, the Holding Company, the Bank and its subsidiary are subject to federal income taxes in the same manner as other corporations.

   The following discussion of tax matters is intended solely as a summary and does not purport to be a comprehensive description of all the tax rules applicable to the Holding Company, the Bank or its subsidiary.

   TAX BAD DEBT RESERVES - For taxable years beginning prior to January 1, 1996, savings institutions, such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, including various types of mortgage-backed securities, may have been computed using an amount based on the Bank's actual loss experience or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Bank's actual loss experience over a period of several years. Each year the Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

   Recently enacted federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations can no longer calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional current tax liability. At December 31, 1996, the Bank's bad debt reserve for tax purposes was approximately $3.2 million. At December 31, 1996, there were no post-1987 reserves.

   Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

   CORPORATE ALTERNATIVE MINIMUM TAX - Federal tax law imposes a tax on alternative minimum taxable income (AMTI) at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceed its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million was imposed on corporations, including the Company, whether or not an alternative minimum tax is paid.

   DIVIDENDS-RECEIVED DEDUCTION AND OTHER MATTERS - The Holding Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Holding Company and the Bank will not file a consolidated tax return, except that if the Holding Company of the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

   There have not been any IRS audits of the Company's federal income tax returns during the past five years.

   STATE TAXATION - Under Montana tax law, savings institutions are subject to a corporation license tax, which incorporates or is substantially similar to applicable provisions of the Federal Code. The corporation license tax was imposed on federal taxable income, subject to certain adjustments, at a rate of 6.75% for 1996, 1995 and 1994.

   There have not been any Montana Department of Revenue audits of the Company's state tax returns during the past five years.

   For additional information regarding federal and state income taxes, see
Part IV, Item 14. - "Notes to Consolidated Financial Statements" - "Income
Taxes".

ITEM 2.  PROPERTIES

   On December 31, 1996, the Company owned all of its land, buildings and improvements having an aggregate cost of $2,520,890, less accumulated depreciation of $1,303,631, for a net book value of $1,217,259. Office locations:

  Home Office
  United Financial Corp./United Savings Bank, F.A.
  601 1st Avenue North
  Great Falls, MT  59401

  Shelby Bank Branch     Glendive Bank Branch     Havre Bank Branch
  201 Main Street        123 W. Bell Street       410 3rd Avenue
  Shelby, MT  59474      Glendive, MT  59330      Havre, MT  59601

   DATA PROCESSING EQUIPMENT - The Company's data processing is contracted through an outside service bureau, FISERV of Milwaukee, Wisconsin. The Company owns only the minimal equipment necessary to process transactions and communicate with the FISERV service center.


ITEM 3.  LEGAL PROCEEDINGS

   The Company is not involved in any pending material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 1996.


                                 PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

   The common stock of the Registrant is traded in the over-the-counter market and is listed with the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System. The trading symbol is UBMT. As of March 3, 1997, the closing bid price per share as quoted by NASDAQ on such date was $19.75.

   STOCKHOLDERS - As of December 31, 1996, there were approximately 290 shareholders of record, and approximately 1,160 beneficial owners, for a total estimated 1,450 shareholders.

   COMMON STOCK MARKET PRICES - The Company's quarterly (high and low) stock prices for the past two years are as follows:

                                            UBMT Stock Price
                                            -----------------
                                             High        Low
                                            ------     ------
       1995  First quarter                  $17.25     $15.50
             Second quarter                  18.00      16.25
             Third quarter                   18.00      17.00
             Fourth quarter                  18.25      17.00

       1996  First quarter                  $18.50     $17.50
             Second quarter                  18.75      17.75
             Third quarter                   19.25      18.00
             Fourth quarter                  19.75      18.50


DIVIDENDS

   The Company's Board of Directors declared dividends of $.215, $.22, $.225 and $.23 for the four quarters of 1996, for a total of $.89 per share and declared dividends of $.195, $.20, $.205 and $.21 for the four quarters of 1995, for a total of $.81 per share. On January 27, 1997, the Company's Board of Directors declared a quarterly dividend of $.235 per share, paid February 24, 1997, to shareholders of record on February 10, 1997. The declaration and payment of future dividends by the Board of Directors is dependent upon the Company's net income, financial condition, economic and market conditions, industry standards, certain regulatory and tax considerations described below and other conditions. No assurance can be given, or should be assumed, as to the amount, timing, or frequency of future dividend payments.

   There are limited restrictions on the ability of the Holding Company to pay dividends from its retained earnings, however, the Holding Company's dividend policy is not expected to differ from the past dividend policy of the Bank.

   The OTS utilizes a three-tiered approach to permit savings associations, based upon their capital level and supervisory condition, to make capital distributions which includes dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the Bank's capital account. Generally, Tier 1 institutions, like the Bank, meeting their fully-phased-in capital requirement (see "Regulation - Bank" - "Regulatory Capital Requirements") according to the capital standards effective on January 1, 1995, may automatically make capital distributions up to 100% of net income to date during the calendar year, "plus an amount that would reduce by one half its surplus capital ratio as of the beginning of the calendar year." "Surplus capital ratio" means the percentage by which an institution's capital-to-assets ratio exceeds the ratio of its fully-phased-in capital requirements to assets. Also, the rule is applied on a pro forma basis: that is, the institution must still meet its fully-phased-in capital requirements after the proposed capital distribution. Tier 2 institutions (those which meet the current minimum capital requirement on a pro forma basis, but not meeting capital rules applicable on January 1, 1995) can pay dividends from 25% to 75% of net income, determined on a GAAP basis, depending on how close they are to meeting their fully-phased-in, risk-based component of the capital standards. Tier 3 institutions, which do not meet their current regulatory capital requirements, may pay dividends with prior regulatory approval.

   Under current federal income tax laws, any dividend distribution of property (cash or in-kind) by a "tax-qualified" thrift will be taxable as income to the recipient and not deductible by the issuer. Such nondeductible distributions are deemed under the Internal Revenue Code Section 593(e) to come from first: (a) the accumulated "earnings and profits" of the institution amassed since the onset of federal taxation in 1952, then (b) the tax bad-debt reserves on qualifying real property loans of the institution then (c) the supplemental reserve for losses on loans, and (d) other capital accounts.

   Any dividend by a thrift deemed to come from the tax bad debt reserves must, under the Code, be included in taxable income (because of the required recapture of the original tax benefit of the thrift percentage of taxable income bad-debt method) to the extent of the lesser of the tax bad debt reserves or the amount of the distribution grossed up for taxes attributable to the distribution.

ITEM 6.  SELECTED FINANCIAL DATA
UNITED FINANCIAL CORP.
FIVE YEAR SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA
(Dollar amounts in thousands, except per share amounts and other data.)
                                                December 31,
                                 ---------------------------------------------
                                  1996      1995      1994      1993     1992
                                 ------    ------    ------    ------   ------
Summary of Financial Condition:
Total assets                   $103,837  $114,440  $112,506  $119,041 $116,598
Cash and cash equivalents         2,934     1,221       636     6,001    1,551
Investments (nonmortgage-backed
 securities)                     33,785    38,163    53,197    54,559   54,443
Investments (mortgage-backed
 securities)                     27,228    40,216    21,646    17,412   12,611
Loans receivable, net            35,176    30,352    31,512    36,388   43,211
Deposits                         78,697    78,291    89,086    95,292   94,051
Federal Home Loan Bank advances            10,500
Stockholders' equity             24,416    24,688    22,548    22,655   21,589
 Per share                        19.96     20.18     18.43     18.52    17.65
 As a percent of assets          23.51%    21.57%    20.04%    19.03%   18.52%
                                           Year Ended December 31,
                                 ---------------------------------------------
                                  1996      1995      1994      1993     1992
                                 ------    ------    ------    ------   ------
Summary of Operations:
Interest income                 $ 7,253   $ 7,394   $ 7,926   $ 8,253  $ 8,318
Interest expense                  3,565     3,420     3,616     4,046    4,678
                                -------   -------   -------   -------  -------
 Net interest income              3,688     3,974     4,310     4,207    3,640
Provision for loan losses                                                   27
Noninterest income                  835       595       772     1,045      903
Noninterest expense               2,771     2,133     2,085     2,091    2,010
                                -------   -------   -------   -------  -------
 Income before income taxes       1,752     2,436     2,997     3,161    2,506
Income taxes                        649       714     1,111     1,189      926
                                -------   -------   -------   -------  -------
 Net income                     $ 1,103   $ 1,722   $ 1,886   $ 1,972  $ 1,580
                                =======   =======   =======   =======  =======
 Net income per share              $.90     $1.41     $1.54     $1.61    $1.29
 Dividends per share               $.89     $ .81     $ .73     $ .65    $ .57
Ratios:
Net income as a percent of
 average assets                   1.03%     1.62%     1.58%     1.64%    1.43%
Net income as a percent of
 average equity                   4.50%     7.21%     8.16%     8.89%    7.45%
Average equity as a percent
 of average assets               23.00%    22.39%    19.41%    18.40%   19.20%
Interest rate spread              2.62%     2.91%     3.04%     2.92%    2.51%
Net yield on average interest-
 earning assets                   3.59%     3.83%     3.72%     3.62%    3.46%
                                                  December 31,
                                 ---------------------------------------------
                                  1996      1995      1994      1993     1992
                                 ------    ------    ------    ------   ------
Other Data:
Total number of full service offices  4         4         4         4        5
Number of deposit accounts        5,998     6,145     6,429     6,736    7,135

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CHANGES IN FINANCIAL CONDITION DURING 1996 - During 1996, total assets decreased $10.6 million, or 9%, to $103.8 million, investment securities decreased $17.4 million, or 22%, to $61.0 million, loans receivable increased $4.8 million, or 16%, to $35.2 million, deposits increased $.4 million, or less than 1%, to $78.7 million, FHLB advances decreased $10.5 million to none outstanding, and stockholders' equity decreased $.3 million, or 1%, to $24.4 million.

   The 1996 repayments of FHLB advances, and the net increase in loans receivable were funded primarily by mortgage-backed securities principal collections, matured and called investment securities, and sales of investment securities classified as available-for-sale.

   Total 1996 loan production was $31.3 million, a $12.1 million, or 63%, increase when compared to 1995. Twelve million dollars, or 38%, of the total 1996 loan production was comprised of long-term fixed-rate mortgage loans originated for sale to the secondary market.

   The $.3 million decrease in stockholders' equity was comprised of $1.1 million of net income, less $1.1 million of cash dividends paid to shareholders, a $.2 million increase in the unrealized loss adjustment for available-for-sale investment securities, and a $37,000 decrease for capitalized holding company formation costs. Stockholders' equity at December 31, 1996, was 23.5% of assets, and book value was $19.96 per share.

   The following table summarizes the major components of the Company's net income for the three years ended December 31, 1996, as well as the changes which occurred between the periods shown.
(Dollars in thousands)                     Year Ended December 31,
                                  ----------------------------------------
                                       1996             1995         1994
                                  --------------   --------------   ------
                                  Amount  Change   Amount  Change   Amount
                                  ------  ------   ------  ------   ------
Interest income                   $7,253  $(141)   $7,394  $(532)   $7,926
Interest expense                   3,565    145     3,420   (196)    3,616
                                  ------  ------   ------  ------   ------
  Net interest income              3,688   (286)    3,974   (336)    4,310
Noninterest income                   835    240       595   (177)      772
Noninterest expense                2,771    638     2,133     48     2,085
                                  ------  ------   ------  ------   ------
  Income before income taxes       1,752   (684)    2,436   (561)    2,997
Provision for income taxes           649    (65)      714   (397)    1,111
                                  ------  ------   ------  ------   ------
  Net income                      $1,103  $(619)   $1,722  $(164)   $1,886
                                  ======  ======   ======  ======   ======

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

   GENERAL - Net income for 1996 was $1,103,000, a $619,000, or 36%, decrease compared to 1995. The primary reasons for this decline were: (1) a $549,700 FDIC/SAIF deposit insurance special assessment, (2) a $286,000 decline in net interest income resulting primarily from higher deposit costs and borrowing expense, and (3) higher other expenses due to approximately $90,000 of advertising expenditures.

   Net interest margin (net interest income divided by average interest-earning assets) declined 24 basis points to 3.59%. Net interest spread (the difference between the average yield on interest-earning assets less the average cost of interest-bearing liabilities) declined 29 basis points to 2.62%. The return on average assets for 1996 was 1.03% compared to 1.62% for 1995. Based on weighted average shares outstanding, 1996 net income was $.90 per share, compared to $1.41 per share for 1995.

   INTEREST INCOME - Average 1996 interest-earning assets declined $1.1 million, or 1%, to $102.6 million. Average 1996 loans receivable increased $1.0 million, or 3%, to $31.8 million, and average other interest-earning assets declined $2.1 million, to $70.8 million. Loans receivable average yields decreased 4 basis points to 9.29% and overall lower yields on all other interest-earning assets resulted in a 1996 average yield for all interest-earning assets of 7.07%, compared to 7.13% in 1995.

   INTEREST EXPENSE - Average 1996 deposits decreased $2.5 million, or 3%, to $78.5 million. The mix of average deposits changed with average lower cost statement savings decreasing $5.2 million, or 15%, while higher cost/repricing average time deposits increased $2.5 million, or 7%. The 1996 cost of average time deposits increased 29 basis points to 5.43%. The 1996 average cost of deposits rose to 4.43%, compared to 4.22% in 1995. Deposit interest expense in 1996 therefore increased $61,000, or 2%, to $3,473,000.

   Primarily due to $10.5 million dollars of FHLB advances outstanding at the end of 1995, average 1996 borrowings were $1.6 million, a $1.5 million increase over 1995, resulting in $92,000 of interest expense in 1996, compared to $8,000 in 1995. The 1996 average cost of borrowings was 5.72%, compared to 5.89% in 1995. The 1996 average cost of all interest-bearing liabilities increased to 4.45%, compared to 4.22% in 1995.

   NET INTEREST INCOME - This category decreased $286,000, or 7%, to $3,688,000 for the reasons cited above.

   NONINTEREST INCOME - This category increased $240,000, or over 40%, to $835,000. The primary reason for this increase was $150,000 in gains from 1996 sales of available-for-sale investment securities. In 1996, loan origination fee and discount income increased $85,000, or 24%, to $443,000. This improvement was the direct result of increased loan production. During 1996 loans originated for sale to the secondary market were $12 million, compared to $8.4 million in 1995, and loans originated for portfolio in 1996 were $19.3 million, compared to $10.8 million in 1995.

   NONINTEREST EXPENSE - This category increased $638,000, or 30%, to $2,771,000. The primary reason for this increase was the 1996 $549,700 FDIC/SAIF deposit insurance premium previously discussed. The after tax impact of this special assessment was a $338,300, or a 28 cent per share reduction in 1996 net income. In 1996, a $16,000 loss on the sale of real estate owned was incurred. Other expenses increased $103,000, or 25%, to $522,000 due primarily to higher advertising expense for a media marketing campaign.

   PROVISION FOR INCOME TAXES - Income before taxes in 1996 was $1,752,000, a $684,000, or 28%, reduction from 1995. Total 1996 income taxes were $649,000, a $65,000, or 9%, decrease compared to 1995. This disproportionate decrease in 1996 taxes, compared to the pre-tax earnings decrease, was due primarily to the 1995 federal statutory bad debt deduction. This 1995 bad debt deduction reduced 1995 federal income taxes by approximately $152,000. For 1996 and 1995, the Company incurred the 6.75% marginal Montana corporate license tax.

   PROVISION FOR LOSSES ON LOANS AND ASSET QUALITY - Non-performing assets consisting of non-accrual uninsured loans, accruing loans past due over 90 days, restructured loans, and all real estate owned held for sale (REO/HFS) were approximately $58,000 at December 31, 1996, and $78,000 at December 31, 1995, representing .06%, and .07% of total assets, respectively. At December 31, 1996 and 1995, total loss reserves were $75,000. Loss reserves as a percentage of nonperforming assets at December 31, 1996 and 1995, were 130% and 96%, respectively. Loss reserves as a percentage of uninsured loans and REO/HFS at December 31, 1996 and 1995, were .25% and .32%, respectively.

   Federal regulations require the Bank to classify its assets as substandard (distinct possibility that some loss will be sustained), doubtful (high likelihood of loss), and loss (uncollectible). At December 31, 1996 and 1995, the Bank's substandard assets were approximately $40,000. At the end of 1996 and 1995, no asset was classified as doubtful or loss.

   Given the continuing low level of nonperforming and classified assets and the sale of a large percentage of new loan production, no loan loss provision expense was deemed necessary (i.e. both probable and estimable) for the years ended December 31, 1996 and 1995. During 1996, loans receivable increased approximately $1.2 million as a result of new recreational vehicle consumer loans. Future loan loss provisions may be necessary for these loans.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

   GENERAL - Net income for 1995 was $1,722,000, a decrease of $164,000, or 9% less than 1994. Net income for 1995 was the third best year surpassed only by 1994's second best year, $1,886,000. During 1995, continuing increases in market interest rates had two major unfavorable results: (1) higher deposit costs and a net deposit outflow (funded by a decrease in average higher yielding interest-earning assets), and (2) less loan production resulting in lower loan origination fees and discount income.

   Net interest margin (net interest income divided by average interest-earning assets) increased 11 basis points to 3.83%. Net interest spread (the difference between the average yield on interest-earning assets less the average cost of interest-bearing liabilities) decreased 13 basis points to 2.91%. The 1995 return on average assets was 1.62% compared to 1.58% for 1994. Based on weighted average shares outstanding, 1995 net income was $1.41 per share, compared to $1.54 per share for 1994.

   INTEREST INCOME - Average 1995 interest-earning assets declined $11.9 million, or 10%, due to the funding of deposit withdrawals. Average 1995 loans receivable decreased $2.5 million and average investment securities decreased $9.9 million. While loans receivable average yields decreased 5 basis points to 9.33%, overall higher market interest rates for other interest-earning assets resulted in a 1995 average yield for all interest-earning assets of 7.13%, compared to 6.85% in 1994.

   INTEREST EXPENSE - Average 1995 deposits decreased $14.0 million, or 15%, compared with 1994, while due to higher interest rates and time deposits repricing, deposit interest expense declined only $204,000, or 6%. The 1995 average cost of deposits was 4.22%, compared to 3.81% in 1994. Due to $10.5 million of FHLB advances at year-end, average 1995 borrowings were only $137,000, resulting in $8,000 of interest expense in 1995, compared to none in 1994. The 1995 average cost of borrowings was 5.89%. The average 1995 cost of all interest-bearing liabilities was 4.22%.

   NET INTEREST INCOME - Despite the net $196,000 decrease in interest expense, the even greater $532,000 decrease in interest income resulted in a $336,000, or 8%, reduction in net interest income.

   NONINTEREST INCOME - This category decreased $177,000, or 23%, to $595,000, and was the second primary reason for the decline in 1995's earnings. Due to both higher market interest rates and increased competition for loans, 1995 loan production declined 20% to $19.2 million, resulting in loan origination fee and discount income declining $171,000, or 32%. In addition, due primarily to lower average balances, 1995 FHLB stock dividend income was $5,000 lower, offset by a $5,000 net gain from the sale of investment securities.

   NONINTEREST EXPENSE - This category increased $48,000, or 2%, to $2,133,000, and was the net result of a $48,000, or 4%, increase in salaries and employee benefits, a $17,000, or 7%, increase in net occupancy and equipment expense (due to a Great Falls office remodel and a data center conversion), offset by a $22,000, or 10%, reduction in FDIC/SAIF deposit insurance due to a lower deposit base.

   PROVISION FOR INCOME TAXES - Income before taxes was $2,436,000, a $561,000, or 19%, reduction from 1994. Total 1995 income taxes were $714,000, a $397,000, or 36%, decrease compared to 1994. This disproportionate decrease in 1995 taxes, compared to the decrease in pre-tax earnings, was due primarily to the Bank utilizing the federal statutory bad debt deduction to lower the 34% marginal federal corporate tax rate in 1995, compared to no bad debt deduction in 1994. The Bank's 1995 bad debt deduction reduced federal taxes by approximately $152,000. For both 1995 and 1994, the marginal Montana corporate license tax was 6.75%.


REGULATORY DEVELOPMENTS

   As required by the FIRREA, the OTS requires that the Bank maintain minimum levels of capital under three separate standards (see Part IV, Item 14. - "Notes to Consolidated Financial Statements" - "Regulatory Capital"). At December 31, 1996, the Bank's stockholders' equity was $15.3 million resulting in a capital ratio of approximately 16.2%. The Bank, as demonstrated by the referenced footnote, is in substantial compliance with, and far exceeds, each of the three minimum regulatory capital requirements. The balance of the Bank's operations are in compliance with the many other FIRREA provisions, none of which materially restrict the Bank's present operational plans. However, FIRREA compliance has resulted in higher deposit insurance premiums, increased regulatory compliance expense and reduced FHLB stock dividends.

   The regulatory focus on capital as the primary measurement of an institution's strength was reemphasized by the FDICIA. The FDICIA introduced a capital framework resulting in the classification of an institution as "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized," and "critically under capitalized." Other FDICIA provisions address individual capital components for the risk from changes in interest rates, concentrations of credit, nontraditional activities, and the capital impact of fair value adjustments associated with the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." FDICIA provisions also provide for prompt corrective supervisory action, as well as mandatory and discretionary supervisory actions for those institutions failing to meet minimum thresholds. FDICIA provisions significantly expand the scope of operating regulations and widen the application of regulatory guidelines over the operations of federally insured financial institutions. The Bank's FDICIA capital rating exceeds "well capitalized" and its operations are in compliance with FDICIA provisions, none of which materially restrict the Bank's present operational plans. However, FDICIA compliance has increased the Bank's regulatory burden and increased regulatory compliance expense.


LEGISLATION

   Over the past year, regulatory and legislative changes have continued to have a dramatic effect on the Bank and all other federally regulated depository institutions. Regulatory agencies have become more aggressive in their oversight role and have been implementing a "get-tough" approach to compliance examinations and fair lending law interpretation and enforcement. The current Administration is focusing on consumer compliance issues, in particular fair lending, while Congress continues to focus on areas that pose potential safety and soundness problems. It is doubtful that the complexity of the laws, regulations and guidelines facing the Bank, and all other federally regulated depository institutions, will materially abate in the near future. Their impact on the Bank has become clear. The Bank will continue to be burdened with regulatory compliance issues that add to the Bank's costs of operations, while at the same time providing a distinct competitive advantage to nonregulated competitors.

   Enacted into law in 1996 was legislation providing for a special assessment against FDIC/SAIF member institutions which capitalized the SAIF insurance reserve to the prescribed 1.25% of insured deposits level. For the Bank, this one-time special assessment was $549,700, or 65.7 basis points per $100 of the Bank's insured deposit base on March 31, 1995. The Company's 1996 consolidated financial statements reflect the expense and payment of this $549,700 special assessment.

   Based upon the Bank's 1996 year-end "1A" FDIC risk classification, the Bank's FDIC/SAIF assessment rate, beginning January 1, 1997, will decrease from 23 basis points to 6.48 basis points per $100 of insured deposits. Most commercial banks, insured under the FDIC/Bank Insurance Fund (BIF) will, beginning January 1, 1997, be assessed 1.296 basis points per $100 of insured deposits. In addition, 1996 legislation provides for the merger of the SAIF and BIF insurance funds on January 1, 1999, provided the bank and savings association charters have been merged by that date. The U.S. Treasury Department is required to present its common insurance fund recommendations to Congress by March 31, 1997.

   What ultimate impact this new legislation, and other potential changes in federal law regarding interstate banking and branching, Glass-Stegall Act revisions, the potential merger of federal regulatory agencies, the continued consolidation of the banking industry, increasing competition from non-regulated competitors, and other regulatory changes will have on the Bank's operations cannot be predicted at this time.

ASSET/LIABILITY MANAGEMENT

   The Bank's earnings depend to a large extent on the level of its "net interest income." Net interest income depends upon the difference (referred to as "interest rate spread") between the yield on the Bank's loan and investment portfolios and interest-earning cash balances ("interest-earning assets"), and the rates paid on its deposits and borrowings ("interest-bearing liabilities"). Net interest income is further affected by the relative amounts of the Bank's interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. When the amount of interest-earning assets is less than the amount of interest-bearing liabilities, the net yield on interest-earning assets is less than the interest rate spread. Should this difference in amounts become too great, the Bank could incur a net interest expense despite a positive spread.

   One of the primary objectives of the Bank's management over the past several years has been to restructure the Bank's balance sheet to reduce its vulnerability to changes in interest rates (Interest Rate Risk). Savings institutions historically have suffered from a mismatch in the term to maturity of their assets and liabilities, with mortgage loan assets tending to be of a much longer term than deposits, the primary liabilities of savings institutions. In periods of rising interest rates, this mismatch can render savings institutions vulnerable to increases in costs of funds (deposits and borrowings) that can outstrip increases in returns on longer-term fixed rate loans and investments, resulting in a decrease in positive interest rate spread and lower earnings.

   Several strategies have been employed by the Bank to minimize the mismatch of asset and liability maturities. For the past several years, the Bank has maintained the policy of selling all newly-originated long-term (15 to 30-year maturity) fixed-rate mortgage loans to the secondary market. These loans are sold at their outstanding principal balance, which is the prearranged contract purchase price, and therefore, no gain or loss is realized at sale. The Bank promotes the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions. The Bank also emphasizes investment in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments. Liquidity not utilized for retained loan production has resulted, over the past several years, in an increase in the relative percentage to total assets of shorter-term investments versus longer-term loans. In the very low market interest rate and flat yield curve environment of the past few years, no real opportunity existed to extend loan portfolio or investment maturity purchases for a higher yield. Longer term (15 to 30-year) fixed-rate mortgage loan retention, or greater than 7-year to maturity investment purchases would have provided only a marginal increase in interest income while exposing the Bank to significant declines in market values if interest rates rose substantially. During 1996, the Bank decided to retain selected portfolio loans for higher earnings by engaging in increased multi-family and commercial estate lending, as well as increased non-mortgage commercial and consumer lending. Multi-family, all commercial real estate lending and commercial and consumer non-mortgage lending is generally shorter-term in nature than single family residential lending and, although typically fixed rate, bears higher interest rates.

   While the Bank believes that its ongoing asset/liability management strategies have reduced exposure to interest rate risk, future earnings and stockholders' equity will continue to be influenced by changes in levels of market interest rates, competition, and other economic factors beyond the control of the Bank's management. Management believes that its conservative short-term maturity and adjustable rate investment and loan portfolio policies, enable the Bank to minimize portfolio market value declines, and maintain earnings, while providing the liquidity to reprice assets to offset higher market interest rates and increased deposit costs.

   INTEREST RATE RISK EXPOSURE- IRR exposure seeks to establish a methodology to measure the potential for the reduction of earnings and stockholders' equity resulting from both lower net interest income (NII) and lower net portfolio value (NPV) caused by changes in market interest rates. The earnings of most financial institutions are exposed to IRR because typically a larger dollar amount of liabilities (primarily deposits) reprice faster than do loans, investments, or other interest-earning assets. Therefore, when interest rates rise, the cost of deposits reprice and often do so more rapidly than the yield on interest-earning assets, thereby reducing NII. Typically, a financial institution's interest-earning assets are of a longer duration or term than its interest-bearing liabilities, and therefore net portfolio value, i.e. the present value of all expected cash flows from assets less the present value of all expected cash flows from liabilities will decline as interest rates rise. NPV thus provides a leading indicator of future potential changes in both NII and stockholders' equity.

   Given that IRR, is the most important component of the Bank's earnings, and given OTS mandates (including Thrift Bulletin No. 13), the Bank has established a formal written Board of Director's approved IRR policy. The Bank has also established an Asset/Liability Management Committee and an Investment Committee which meets at least quarterly to review and report in writing to the Bank's Board of Directors management's efforts to minimize IRR.

   IRR EXPOSURE MEASUREMENT - The most effective method of measuring IRR is via asset/liability computer simulation. Inputting comprehensive detailed raw data concerning assets and liabilities, along with a variety of assumptions, forecasts, and pricing changes, simulation compares the effects of a variety of interest rate environments on an institution's NII and NPV. While the Bank has the option of buying, and producing its own asset/liability program, the problems with such computer models are four fold: (1) high cost, (2) rapid obsolescence as requirements and data change over time, (3) extremely labor intensive, and (4) most importantly, the product derived is only as good as the time available to devote to the assumptions and forecasts inputted. The Bank's management has determined that the cost versus benefit to be derived from an in-house model is not worth the manpower and software costs involved. Also given the Bank's asset size, (less than $500 million) the Bank falls under an OTS exemption that allows utilization of an asset/liability computer simulation program prepared and distributed by the OTS. The OTS Thrift Financial Report includes Schedule CMR which provides detailed information about the balances, interest rates, repricing, and maturity characteristics of the Bank's financial instruments. By utilizing the Bank's provided Schedule CMR data, the OTS runs computer simulations ("Net Portfolio Value Model") utilizing OTS assumptions. Received quarterly is an Interest Rate Risk Exposure Report detailing the Bank's interest rate sensitivity under various instantaneous changes in interest rates. This OTS computer simulation report displays first the present value of the Bank's total assets and net portfolio value with no change in rates, then displays the changes expected to occur with four instantaneous 100 basis point increases and four instantaneous 100 basis point decreases in interest rates.

   The Bank's Board of Directors, per OTS requirements, has established the following maximum precentage changes, or policy limits for NPV:

                                                            % Change
                                                       Net Portfolio Value
                                                       -------------------
Instantaneous Basis Point Change In Rates                       NPV
                 +400                                          -40%
                 +300                                          -30%
                 +200                                          -20%
                 +100                                          -10%
                  0                                              0
                 -100                                          -10%
                 -200                                          -20%
                 -300                                          -30%
                 -400                                          -40%

   The following table demonstrates the Bank's December 31, 1996 NPV:
$ Amount, $ Change, and % Change for the four instantaneous increases and the four instantaneous decreases in interest rates:
(Dollars in thousands)

                           Net Portfolio Value - NPV
      --------------------------------------------------------------
      Change in Rates       $ Amount        $ Change        % Change
      ---------------       --------        --------        --------
         +400 bp             16,353          -1,981           -11%
         +300 bp             17,009          -1,326            -7%
         +200 bp             17,639            -695            -4%
         +100 bp             18,128            -206            -1%
            0                18,334
         -100 bp             18,217            -118            -1%
         -200 bp             18,140            -194            -1%
         -300 bp             18,523             188            +1%
         -400 bp             19,153             819            +4%

   The following table demonstrates the Bank's December 31, 1996 Present Value
(PV) of total assets, NPV Ratio, and Basis Point Change for the four instantaneous increases and the four instantaneous decreases in interest rates:
(Dollars in thousands)

    Change in Rates   $ PV of Total Assets    NPV Ratio     Basis Point Change
    ---------------   --------------------    ---------     ------------------
     +400 bp               93,890              17.42%           -140 bp
     +300 bp               94,920              17.92%            -90 bp
     +200 bp               95,932              18.39%            -43 bp
     +100 bp               96,814              18.72%             -9 bp
        0                  97,423              18.82%
     -100 bp               97,721              18.64%            -18 bp
     -200 bp               98,080              18.49%            -32 bp
     -300 bp               98,916              18.73%             -9 bp
     -400 bp              100,012              19.15%            +33 bp

   The OTS has also established an IRR Capital Component. For further information see "Regulation - Regulatory Capital Requirements."

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

   AVERAGE BALANCE SHEETS - The following table sets forth for each of the three years indicated information regarding the Company's: (1) average balance sheets, and (2) an analysis of net interest earnings as follows: (i) for each category of interest-earning asset and interest-bearing liability, the average amount outstanding during the year and interest earned and paid, (ii) the average yield for each category of interest-earning asset, and average cost for each category of interest-bearing liability, (iii) the average yield for all interest-earning assets and the average cost for all interest-bearing liabilities, (iv) the net yield for interest-earning assets, and (v) other information regarding return on average assets, return on average equity, equity to average assets ratio, and dividend payout ratio.

UNITED FINANCIAL CORP.
AVERAGE BALANCE SHEET                  For the Year Ended December 31, 1996
(Dollars in thousands)                 -------------------------------------
                                        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Loans receivable                       $  31,821         $2,956      9.29%
Mortgage-backed securities                32,524          2,017      6.20%
Investments-other                         35,389          2,128      6.01%
Interest-earning deposits                  2,907            152      5.22%
                                        ---------        ------      -----
  Total interest-earning assets          102,641         $7,253      7.07%
                                                         ======      =====
Non-earning assets                         4,017
                                        ---------
  Total assets                          $106,658
                                        =========
LIABILITIES & STOCKHOLDERS' EQUITY
Deposits                                $ 78,451          3,473      4.43%
FHLB advances                              1,608             92      5.72%
                                        ---------        ------      -----
  Total interest-bearing liabilities    $ 80,059         $3,565      4.45%
                                        =========        ======      =====

Stockholders' equity                      24,977
Unrealized loss on securities
  available-for-sale                        (442)
                                        ---------
  Total stockholders' equity            $ 24,535
                                        =========
Net interest-earning assets             $ 22,582
Net interest income                                      $3,688
                                                         ======
Net interest spread (1)                                              2.62%
                                                                     =====
Net interest margin (2)                    3.59%
Net income                                               $1,103
                                                         ======
Return on average assets (3)               1.03%
Return on average equity (4)               4.50%
Equity to average assets ratio (5)        23.00%
Dividend payout ratio (6)                   99%
Interest-earning assets to
 interest-bearing liabilities ratio        1.28

Income per share                          $ .90
Dividends paid per share                  $ .89

(1) Average yield interest-earning assets minus average rate interest-bearing liabilities
(2) Net interest income divided by average interest-earning assets
(3) Net income divided by average total assets
(4) Net income divided by average equity
(5) Average equity divided by average total assets
(6) Dividends paid per share divided by net income per share

UNITED FINANCIAL CORP.
AVERAGE BALANCE SHEET                  For the Year Ended December 31, 1995
(Dollars in thousands)                 -------------------------------------
                                        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Loans receivable                       $  30,870         $2,880      9.33%
Mortgage-backed securities                20,183          1,262      6.25%
Investments-other                         48,388          3,000      6.20%
Interest-earning deposits                  4,319            252      5.83%
                                        ---------        ------      -----
  Total interest-earning assets          103,760         $7,394      7.13%
                                                         ======      =====
Non-earning assets                         2,839
                                        ---------
  Total assets                          $106,599
                                        =========
LIABILITIES & STOCKHOLDERS' EQUITY
Deposits                                $ 80,928          3,412      4.22%
FHLB advances                                137              8      5.89%
                                        ---------        ------      -----
  Total interest-bearing liabilities    $ 81,065         $3,420      4.22%
                                        =========        ======      =====

Stockholders' equity                    $ 24,551
Unrealized loss on securities
  available-for-sale                        (687)
                                        ---------
  Total stockholders' equity            $ 23,864
                                        =========
Net interest-earning assets             $ 22,695
Net interest income                                      $3,974
                                                         ======
Net interest spread (1)                                              2.91%
                                                                     =====
Net interest margin (2)                    3.83%
Net income                                               $1,722
                                                         ======
Return on average assets (3)               1.62%
Return on average equity (4)               7.21%
Equity to average assets ratio (5)        22.39%
Dividend payout ratio (6)                   57%
Interest-earning assets to
 interest-bearing liabilities ratio        1.28

Income per share                          $1.41
Dividends paid per share                  $ .81

(1) Average yield interest-earning assets minus average rate interest-bearing liabilities
(2) Net interest income divided by average interest-earning assets
(3) Net income divided by average total assets
(4) Net income divided by average equity
(5) Average equity divided by average total assets
(6) Dividends paid per share divided by net income per share

UNITED FINANCIAL CORP.
AVERAGE BALANCE SHEET                  For the Year Ended December 31, 1994
(Dollars in thousands)                 -------------------------------------
                                        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Loans receivable                       $  33,326         $3,125      9.38%
Mortgage-backed securities                20,438          1,179      5.77%
Investments-other                         57,986          3,451      5.95%
Interest-earning deposits                  3,897            171      4.39%
                                        ---------        ------      -----
  Total interest-earning assets          115,647         $7,926      6.85%
                                                         ======      =====
Non-earning assets                         3,440
                                        ---------
  Total assets                          $119,087
                                        =========
LIABILITIES & STOCKHOLDERS' EQUITY
Deposits                                $ 94,966          3,616      3.81%
FHLB advances
                                        ---------        ------      -----
  Total interest-bearing liabilities    $ 94,966         $3,616      3.81%
                                        =========        ======      =====

Stockholders' equity                    $ 23,759
Unrealized loss on securities
  available-for-sale                        (641)
                                        ---------
  Total stockholders' equity            $ 23,118
                                        =========
Net interest-earning assets             $ 20,681
Net interest income                                      $4,310
                                                         ======
Net interest spread (1)                                              3.04%
                                                                     =====
Net interest margin (2)                    3.72%
Net income                                               $1,886
                                                         ======
Return on average assets (3)               1.58%
Return on average equity (4)               8.16%
Equity to average assets ratio (5)        19.41%
Dividend payout ratio (6)                  47%
Interest-earning assets to
 interest-bearing liabilities ratio        1.22

Income per share                          $1.54
Dividends paid per share                  $ .73

(1) Average yield interest-earning assets minus average rate interest-bearing liabilities
(2) Net interest income divided by average interest-earning assets
(3) Net income divided by average total assets
(4) Net income divided by average equity
(5) Average equity divided by average total assets
(6) Dividends paid per share divided by net income per share

   The following table sets forth the Company's weighted average yield on interest-earning assets and cost of interest-bearing liabilities at December 31st for each of the three years indicated:
                                                  At December 31,
                                         --------------------------------
                                         1996          1995         1994
   Year-end yield:                       -----         -----        -----
    Loans receivable                     9.18%         9.16%        9.16%
    Mortgage-backed securities           6.27          5.77         5.89
    Investments                          5.76          6.00         6.18
    Interest-earning deposits            6.41          4.75         5.81
                                         -----         -----        -----
     Interest-earning assets             7.14%         6.79%        6.98%

   Year-end cost:
    Deposits                             4.45%         4.44%        3.94%
    FHLB advances                         N/A          5.78          N/A
                                         -----         -----        -----
     Interest-bearing liabilities        4.45%         4.60%        3.94%

     Interest rate spread                2.69%         2.19%        3.04%
                                         =====         =====        =====

   The following table sets forth information regarding changes in interest income and interest expense for the Company for the years indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by previous rate), (2) changes in rates (changes in rate multiplied by previous volume) and (3) change in rate/volume (change in rate multiplied by the change in volume):

UNITED FINANCIAL CORP.
RATE VOLUME ANALYSIS                       Years Ended December 31,
(Dollars in thousands)                 ---------------------------------
                                                1996 v. 1995
                                                ------------
                                        Increase (decrease) due to:
                                                           Rate/
                                       Volume     Rate    Volume   Total
Interest income:                       ------    ------   ------  ------
  Loans receivable                     $  90     $  (9)   $ (5)   $  76
  Mortgage-backed securities             771       (10)     (6)     755
  Investments                           (806)      (91)     25     (872)
  Interest-earning deposits              (82)      (26)      8     (100)
                                       ------     -----   -----   ------
    Total interest income                (27)     (136)     22     (141)
Interest expense:
  Deposits                               (40)       92       9       61
  FHLB advances                           87                (3)      84
                                       ------    ------   -----   ------
    Total interest expense                47        92       6      145
                                       ------    ------   -----   ------
    Net interest income                $ (74)    $(228)   $ 16    $(286)
                                       ======    ======   =====   ======

                                                1995 v. 1994
Interest income:                                ------------
  Loans receivable                     $(230)    $ (16)   $  1    $(245)
  Mortgage-backed securities             (15)       99      (1)      83
  Investments                           (510)      114     (54)    (450)
  Interest-earning deposits               18        56       6       80
                                       ------    ------   -----   ------
    Total interest income               (737)      253     (48)    (532)
Interest expense:
  Deposits                              (534)      387     (57)    (204)
  FHLB advances                                              8        8
                                       ------    ------   -----   ------
    Total interest expense              (534)      387     (49)    (196)
                                       ------    ------   -----   ------
    Net interest income                $(203)    $(134)   $  1    $(336)
                                       ======    ======   =====   ======

                                                1994 v. 1993
Interest income:                                ------------
  Loans receivable                     $(667)    $ (43)   $   7   $(703)
  Mortgage-backed securities             333      (130)     (43)    160
  Investments                            439      (115)     (41)    283
  Interest-earning deposits             (112)       86      (41)    (67)
                                       ------    ------   ------  ------
    Total interest income                 (7)     (202)    (118)   (327)
Interest expense:
  Deposits                               (61)     (375)       6    (430)
  FHLB advances
                                       ------    ------   ------  ------
    Total interest expense               (61)     (375)       6    (430)
                                       ------    ------   ------  ------
    Net interest income                $  54     $ 173    $(124)  $ 103
                                       ======    ======   ======  ======

LIQUIDITY AND CAPITAL RESOURCES

   Federal regulations require the Bank to maintain a daily average balance of liquid assets equal to a percentage, currently 5%, of net withdrawable deposits and other borrowings payable in one year or less. As of December 31, 1996 and December 31, 1995, the Bank's liquidity ratios were 28.9% and 46.0%, respectively. The same regulations also require the Bank to maintain a short-term liquid assets ratio equal to at least 1% of its average daily balance of net withdrawable deposits and borrowings payable in one year or less. As of December 31, 1996 and 1995, the Bank's short-term liquid asset ratios were 17.1% and 22.5%, respectively. During the fiscal years 1996 and 1995, the Bank consistently maintained both ratios far in excess of regulatory requirements. The Bank's liquidity investments for regulatory purposes were approximately $23.4 million at December 31, 1996, and consisted primarily of cash, interest-earning bank accounts, FHLB certificates of deposit, U.S. Treasuries and U.S. Government agencies with maturities of five years or less.

   The primary sources of funds are deposits, FHLB borrowings, loan and mortgage-backed securities repayments, proceeds from loan sales, investment securities interest payments and maturities, and net operating revenues. The principal uses of funds are loan originations, mortgage-backed securities and other investment securities purchases, maturing savings certificates and deposit withdrawals, repayment of FHLB borrowings, cash dividends, maintaining liquidity and meeting operating expenses. As demonstrated by the 1996 Statements of Cash Flows, $12.6 million of net cash provided by investing activities was utilized to repay $10.5 million of FHLB advances outstanding at the end of 1995, and pay $1.1 million of cash dividends to shareholders. During 1996, unlike 1995 or 1994, the Company experienced deposits as a source, rather than a use of funds. In addition, during 1996, the mix of investing activities changed with increased loans originated for, and retained for portfolio in 1996 compared to 1995 or 1994.

   The Bank can borrow from the FHLB in an amount not to exceed 25% of assets. The Company currently has no material commitments for loan fundings or other expenditures.

   At December 31, 1996, the Company's stockholders' equity was approximately $24.4 million, or over 23.5% of assets. Additionally, the Bank's regulatory capital is over $12.1 million more than the highest of three regulatory capital standards required by federal regulations. The Company's current level of capital and liquidity provides it with the opportunity to manage its balance sheet with a great deal of flexibility while still complying with regulatory requirements. This operating advantage has provided management with the ability to restructure its balance sheet over the past several years. As a result, the Bank has become more profitable and has better matched its assets and liabilities to react to and take advantage of changes in market conditions. Management believes that the present facilities and equipment required to conduct its business are more than adequate for the foreseeable future.


EFFECT OF INFLATION AND CHANGING PRICES

   The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The management of United Financial Corp. has prepared and is responsible for the consolidated financial statements of the Company. These statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. See part IV, Item 14. - "Financial Statement Schedules."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                     PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information concerning the directors of the Company. The information includes as of March 1, 1997, the shares of the Company's Common Stock beneficially owned by each director, and by all directors and executive officers as a group. Where beneficial ownership is less than one percent (*), the percentage is not reflected in the table. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the common stock indicated.

                                                        Number of
                                                        Shares of
                                  Term of              Common Stock
                       Director   Office               Beneficially   Percent
Director/Age            Since     Expires   Position      Owned       of Class
------------           --------   -------  ---------   ------------   --------

Bruce K. Weldele         1983      1999    Chairman,      30,000(1)     2.5%
Age 51                                     President,
                                           CEO and
                                           Director
Dean J. Mart             1988      1999    Senior Vice     5,000         *
Age 55                                     President -
                                           Loan Admin.
                                           Director
J. William Bloemendaal   1976      1998    Director        28,760(2)(3) 2.4%
Age 67
Elliott L. Dybdal        1980      1998    Director        18,750(3)    1.5%
Age 65
William L. Madison       1996      1999    Director           100(3)     *
Age 41
Rudy Tramelli            1971      1997    Director           100(3)     *
Age 68
Larry D. Williams        1991      1997    Director           150(3)     *
Age 54

All directors and executive
officers as a group (11 persons)                          101,030       8.3%

(1) Includes 5,000 shares held by Bruce K. Weldele in an Individual Retirement Account.
(2) Includes 4,000 shares held by Dr. Bloemendaal in an Individual Retirement Account and 10,000 shares held by Great Falls Orthopaedic Associates Profit Sharing and Pension Plans of which Dr. Bloemendaal is trustee.
(3) Voting and investment power is shared with spouse with whom shares are held jointly.

   DIRECTORS - Bruce K. Weldele has held the position of President and Chairman of the Board of Directors of United Financial Corp. since its inception. Mr. Weldele joined the Bank in 1983 as Executive Vice President. He has served as the Bank's President and Chief Executive Officer since October 1983. Mr. Weldele was first elected to the Bank's Board of Directors in July 1983. Since January 1984, he has served as Chairman of the Board.

Dean J. Mart has held the position of Senior Vice President of United Financial Corp. since its inception. Mr. Mart joined the Bank in July 1984 as Senior Vice President. Since that time, he has been responsible for loan administration. Before joining the Company, he was employed for over 20 years by Norwest Bank Great Falls, N.A., and served during a period of that time as Vice President - Commercial Loan Officer.

Dr. J. William Bloemendaal is a full-time physician specializing in orthopaedic surgery. He has practiced medicine since 1961 and has been associated since 1975 with Great Falls Orthopaedic Associates, a five-person group actively practicing orthopaedic surgery. Dr. Bloemendaal currently serves as President of Great Falls Orthopaedic Associates.

Elliott L. Dybdal has been employed by Talcott Building Company in Great Falls for over 34 years, serving for the last 21 years as its President and Chief Executive Officer. He also serves as a director of Talcott Building Company.

William L Madison has served as President/Owner of Johnson Madison Lumber Co., Inc., a retail building materials business, since 1984.

Rudy Tramelli is self-employed and engages in real estate management and development. He has been actively employed in these business activities for over 32 years.

Larry D. Williams is the Superintendent of the Great Falls Public Schools. Before his appointment as Superintendent in July 1989, Mr. Williams served for five years as the director of personnel for the Bozeman, Montana Public Schools. His 28-year career in education has included 8 years as a classroom instructor of music at the elementary, secondary and collegiate level and 20 years in a variety of administrative positions.

   EXECUTIVE OFFICERS - The following table sets forth information with respect to the executive officers of the Company and the Bank who are not directors of the Company or the Bank. All executive officers have held their positions since the inception of United Financial Corp. They are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Name                         Age       Position Held
----                         ---       -------------

Charles J. Hallingstad        46       Vice President - Marketing and Human
                                       Resources
Loyall Kissee                 55       Vice President - Branch and Savings
                                       Administration, Secretary and Branch
                                       Manager
G. Brent Marvosh              49       Vice President - Finance/Treasurer
Michael J. McCleary           48       Vice President - Operations

Mr. Hallingstad joined the Bank in 1972 and has served in various capacities since that time. In January 1981 he was named Vice President in charge of Marketing. Since January 1984, he has served as Vice President in charge of Marketing and Human Resources.

Mr. Kissee joined the Bank in 1974 and has held various positions since that time. In March 1980 he was elected Vice President in charge of Branch and Savings Administration. In 1981, Mr. Kissee was elected Secretary of the Bank and has served in that capacity since that time. Since February 1986, he has served as branch Manager of the Bank's branch office in Havre.

Mr. Marvosh, a Certified Public Accountant, joined the Bank in October 1980 and has served the Bank in various capacities since that time. Commencing January 1983, he served as Assistant Controller and in November 1983 was elected Treasurer/Controller. In October 1985, he was elected Vice President of Finance in addition to his position as Treasurer.

Mr. McCleary joined the Bank in 1977 and has acted in several different capacities since that time. In January 1981, he became Assistant Vice President having responsibilities as Treasurer/Controller until January 1983 when he became Assistant Vice President in charge of Operations. In October 1985, he was elected Vice President in charge of Operations.

   COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT - The Company has adopted procedures to assist its directors and executive officers with
Section 16(a) of the Securities Exchange Act of 1934, which includes assisting the officer or director in preparing forms for filing. Based on the review of such forms, United Financial Corp. believes that all of its executive officers and directors complied with all filing requirements applicable to them.


ITEM 11.  EXECUTIVE COMPENSATION

   The following table shows the cash compensation paid by the Company for services rendered during the past three (3) years ended December 31, 1996, to its President and Chief Executive Officer. No other executive officer received total cash compensation during the period exceeding $100,000.

Name and Principal Positions: Bruce K. Weldele, Chairman of the Board, President and Chief Executive Officer and Director

                                        Long Term Compensation
      Annual Compensation            ----------------------------
--------------------------------     Restricted  Options  LTIP       All Other
Year   Salary(1)   Bonus   Other      Stock(2)   SARs(2)  Payouts     Comp.(3)
----   ---------   -----   -----     ----------- -------  -------    ---------
1996   $155,100     -0-     -0-           -         -        -         $1,900
1995    150,000     -0-     -0-           -         -        -          3,080
1994    144,000     -0-     -0-           -         -        -          3,080

(1) Includes earnings reductions contributions made by Bruce K. Weldele to the Company's 401(k) Plan (or that of the Bank prior to the formation of the Company).

(2) Neither the Company nor the Bank maintains any plan pursuant to which it has granted or issued options, SARs, restricted stock, or other stock based compensation to executives.

(3) Represents the Company's or the Bank's contributions on behalf of Bruce K. Weldele to the 401(k) Thrift Retirement Plan.

   EXECUTIVE OFFICER SEVERANCE AGREEMENTS - During fiscal year in 1993, the Board of Directors approved change of control severance agreements for each of the executive officers of the Company and the Bank. The agreements provide for severance compensation for each of the executive officers in the event any company or person acquires control of the Bank, as determined in accordance with applicable federal regulations. Pursuant to his agreement, upon change of control, Mr. Weldele would be entitled to lump-sum compensation equal to two times his annual base salary plus any target bonuses, and 24 months of continued welfare and employee benefits. The agreements with all other executive officers provide for payment upon a change of control of lump-sum compensation equal to the annual base salary, plus any target bonuses, and 12 months of continued welfare and employee benefits.

   BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION - The Board of Directors had furnished the following report on executive compensation:

   All directors not employed by the Company annually review salary recommendations made by the Chief Executive Officer which cover all officers (other than the Chief Executive Officer). The specific recommendations reflect the job responsibilities assigned to each officer, the manner in which those duties have been performed, and the prevailing market conditions relative to each position.

   Compensation of the Chief Executive Officer for 1996 was reviewed by the directors and increased at approximately the inflation rate.

   PENSION PLAN - The Company has a noncontributory defined benefit pension plan (the Pension Plan) which is administered by the Financial Institutions Retirement Fund (the Fund). The Fund is a nonprofit, tax-qualified pension plan and trust through which Federal Home Loan Banks, savings and loan associations and similar institutions may cooperate in providing for the retirement of their employees.

   After becoming eligible for membership in the Pension Plan, employees who complete 1,000 hours of service each calendar year will be enrolled as active members and will be entitled to accrue retirement benefits under the Pension Plan. The monthly pension amount to be received by an employee under the Pension Plan upon retirement is based on an employee's benefit service and salary. Benefit service includes the period of employment as an active member in the Pension Plan in addition to any previous employment prior to the date the Company joined the Fund and for which it has purchased credit. Salary for purposes of the Company's contribution to the Pension Plan includes an employee's basic annual salary rate as of each January 1, exclusive of any special payments.

   Whether an employee has a vested right to receive retirement benefits under the Pension Plan depends upon the employee's age and years of vesting service. Vesting service includes the period of time beginning from the first day of the month in which an employee was hired and the last day of the month in which the employee terminates his or her employment. Vesting service specifically excludes service performed after an employee has attained the age of 65 and does not include any period of employment that precedes the earliest date that the Company provided the employee with credit under any pension plan. An active member employee who has performed 5 years of vesting service, is fully vested and is entitled to receive 100% of his retirement benefits under the Pension Plan upon attaining the age of 65, whether or not such employee has terminated employment with the Company prior to attaining the age of 65. Any employee who has completed fewer than 5 years of vesting service will not be eligible to receive retirement benefits if such employee terminates service with the Company prior to becoming fully vested.

   Retirement benefits under the Pension Plan will be paid when an employee entitled to such benefits attains the normal retirement age of 65. In certain circumstances, some individuals may be entitled to receive early retirement benefits upon attaining the age of 45, although such benefits will be reduced on the basis of an early retirement factor that is applied to the full amount the employee would be entitled to receive at the normal retirement age of 65.

   The following table sets forth, in straight life annuity amounts, the estimated benefits payable upon retirement to active member participants in the Pension Plan. The estimated annual benefits set forth in the table do not reflect, however, refunds of contributions that members made and elected to receive while the Company participated on a contributory basis. Salary is calculated on the basis of the employee's average salary in the five highest consecutive years of compensation; provided, however, if an employee has fewer than five years of service at the time of his retirement, salary is based on the employee's previous year's salary and, assuming salaries increase at 5% per annum, the estimated pension benefits are approximately 15% lower than those reflected in the table based on the 5-year highest salary average.

                                       Years of Service
                       -----------------------------------------------
     Salary              15        20        25        30        35
     --------          -------   -------   -------   -------   -------
     $ 30,000          $10,125   $13,500   $16,875   $20,250   $23,625
       40,000           13,500    18,000    22,500    27,000    31,500
       50,000           16,875    22,500    28,125    33,750    39,375
       60,000           20,250    27,000    33,750    40,500    47,250
       70,000           23,625    31,500    39,375    47,250    55,125
       80,000           27,000    36,000    45,000    54,000    63,000
       90,000           30,375    40,500    50,625    60,750    70,875
      100,000           33,750    45,000    56,250    67,500    78,750
      110,000           37,125    49,500    61,875    74,250    86,625
      120,000           40,500    54,000    67,500    81,000    94,500
      130,000           43,875    58,500    73,125    87,750   102,375

   During the fiscal year ended December 31, 1996, no funds were paid or distributed pursuant to the Pension Plan to Mr. Weldele, the most highly compensated executive officer named above. At December 31, 1996, Mr. Weldele had twelve years of credited service under the Pension Plan and his defined compensation for purposes of the Pension Plan as of December 31, 1996, was $127,800.

   SECTION 401(k) PLAN - The Company has an employees' savings plan under
Section 401(k) of the Internal Revenue Code (the Code). The Company allows eligible employees to contribute up to 15% of their monthly wages. Subject to Code limitation, the Company matches an amount equal to 50% of the employee's contribution, up to 6% of total wages. Participants are at all times fully vested in their contributions and are immediately vested in the Company's contributions.

   For further information, see Part IV, Item 14. - "Notes to Consolidated Financial Statements" - "Retirement Plans."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Except as set forth below, no person is known to the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock.

    Name and Address                 Amount and Nature of        Percent
    of Beneficial Owner              Beneficial Ownership        of Class
    -------------------              --------------------        --------
    Eighteen Seventy Financial Inc.         120,000                9.8%(1)
    Two Manhattanville Road
    Purchase, NY  10577

(1) As reported by Schedule 13D dated August 30, 1996, filed by Eighteen Seventy Financial Inc. and its parent corporation, Eighteen Seventy Corporation.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   United Financial Corp. (the parent) is a holding company for the Bank. The Bank is a federally chartered savings bank. The Company makes mortgage and consumer loans to its directors, officers and employees in accordance with regulations promulgated by the OTS and other applicable statutes and regulations. These loans are currently made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with nonaffiliated persons and, in the judgment of management, do not involve more than the normal risk of collectibility or present other unfavorable features.


                                 PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8K


    List of Documents filed by Company as part of this Report.


(a) (1) Financial Statements:

    The following financial statements of Company for the year ended December 31, 1996 are included herein as follows:

                                                                   Page Number
                                                                   -----------

    Independent Auditors' Report                                        F-1

    Consolidated Statements of Financial Condition,                     F-2
      December 31, 1996 and 1995

    Consolidated Statements of Income - Years Ended                     F-3
      December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows - Years Ended                 F-4
      December 31, 1996, 1995 and 1994

    Consolidated Statements of Changes in Stockholders' Equity          F-5
      - Years Ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements                          F-6

    Statement of Financial Condition, Parent Only -                    F-21
      December 31, 1996

    Statement of Income, Parent Only -                                 F-22
      Year Ended December 31, 1996

    Statement of Cash Flows, Parent Only -                             F-22
      Year Ended December 31, 1996


   (2) Financial Statement Schedules:

    Financial statement schedules have been omitted because they are inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of United Financial Corp.:

   We have audited the accompanying consolidated statements of financial condition of United Financial Corp. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

   As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for investments in debt and equity securities in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Billings, Montana
January 17, 1997                                       KPMG Peat Marwick LLP

UNITED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share data)
                                                      December 31,
                                                  --------------------
                                                     1996      1995
ASSETS                                            ---------  ---------
Cash and cash equivalents:
  Cash and amounts due from banks                 $    921   $    805
  Interest-earning deposits with banks               2,013        416
                                                  ---------  ---------
                                                     2,934      1,221
Investments:
  Securities held-to-maturity                       35,828     43,117
  Securities available-for-sale                     25,185     35,261
                                                  ---------  ---------
                                                    61,013     78,378
Loans receivable, net                               35,176     30,352
Premises and equipment, net                          1,407      1,494
Real estate owned                                      425        491
Accrued interest receivable                            817        916
Federal Home Loan Bank stock, at cost                  379        476
Other assets                                         1,686      1,112
                                                  ---------  ---------
                                                  $103,837   $114,440
                                                  =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  NOW and money market demand accounts            $  8,669   $  8,167
  Savings deposits                                  29,918     32,461
  Time deposits                                     40,110     37,663
                                                  ---------  ---------
                                                    78,697     78,291
Federal Home Loan Bank advances                                10,500
Accrued interest payable                                66         68
Advance payments by borrowers for
 taxes and insurance                                   211        224
Income taxes payable                                    36         19
Deferred income taxes                                  223        241
Other liabilities                                      188        409
                                                  ---------  ---------
                                                    79,421     89,752
Stockholders' equity:
  Preferred stock, $1.00 par value
    (2,000,000 shares authorized; none outstanding)
  Common stock, $1.00 par value
    (8,000,000 shares authorized;
    1,223,312 outstanding)                           1,223      1,223
  Paid-in capital                                    7,626      7,663
  Retained earnings-partially restricted            16,060     16,046
  Unrealized loss on securities
     available-for-sale                               (493)      (244)
                                                  ---------  ---------
                                                    24,416     24,688
                                                  ---------  ---------
Commitments and contingencies
                                                  $103,837   $114,440
                                                  =========  =========
See Notes to Consolidated Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
                                                  Year Ended December 31,
                                               ----------------------------
                                                 1996       1995      1994
                                               -------    -------   -------
Interest Income:
 Loans                                         $2,956     $2,880    $3,125
 Mortgage-backed securities                     2,017      1,262     1,179
 Investment securities                          2,128      3,000     3,451
 Interest-earning deposits                        152        252       171
                                               -------    -------   -------
                                                7,253      7,394     7,926
Interest Expense:
 Deposits                                       3,473      3,412     3,616
 Federal Home Loan Bank advances                   92          8
                                               -------    -------   -------
                                                3,565      3,420     3,616
                                               -------    -------   -------
   Net interest income                          3,688      3,974     4,310
 Provision for losses on loans
                                               -------    -------   -------
   Net interest income after
    provision for losses on loans               3,688      3,974     4,310

Noninterest Income:
 Fees and discounts                               444        358       529
 FHLB stock dividends                              31         23        29
 Investment securities sales, net gain            150          6
 Other income                                     210        208       214
                                               -------    -------   -------
                                                  835        595       772

Noninterest Expense:
 Salaries and employee benefits                 1,172      1,174     1,126
 Net occupancy and equipment expense              248        250       233
 Data processing expense                           93         91        91
 FDIC/SAIF deposit insurance premium              170        199       221
 FDIC/SAIF deposit insurance special assessment   550
 Other expenses                                   538        419       414
                                               -------    -------   -------
                                                2,771      2,133     2,085
                                               -------    -------   -------
   Income before income taxes                   1,752      2,436     2,997
 Provision for income tax expense (benefit):
  Current                                         667        759     1,126
  Deferred                                        (18)       (45)      (15)
                                               -------    -------   -------
                                                  649        714     1,111
                                               -------    -------   -------
   Net income                                  $1,103     $1,722    $1,886
                                               =======    =======   =======

Net income per share                            $.90       $1.41     $1.54

See Notes to Consolidated Financial Statements

UNITED FINANCIAL CORP.                               Year Ended December 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                ------------------------
(Dollars in thousands)                                 1996     1995    1994
                                                     -------- -------- ------
Operating Activities:
Net income                                           $ 1,103 $ 1,722  $ 1,886
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization of bank
  premises and equipment                                 114     118       85
 Depreciation of real estate held for investment          37      38       40
 Investment securities net accretion                    (208)    (54)     (21)
 Sales of available-for-sale securities, net gain       (150)     (6)
 Loans originated for the secondary market           (11,996) (8,426) (12,704)
 Proceeds from secondary market loan sales            11,482   8,725   12,727
 Federal Home Loan Bank stock dividends                  (30)    (23)     (29)
 Net change in income taxes payable                       17      13      (77)
 Net change in deferred income taxes                     (18)    (45)     (15)
 Net change in accrued interest receivable                98      91      (74)
 Net change in accrued interest payable                   (2)     26        6
 Net change in other assets                              114    (138)      (8)
 Net change in other liabilities                        (222)    139      (93)
                                                     -------- ------- --------
  Net cash provided by operating activities              339   2,180    1,723
                                                     -------- ------- --------
Investing Activities:
Purchases of held-to-maturity securities             (25,047)(25,092) (17,560)
Proceeds from matured and called
  held-to-maturity securities                          7,000   3,195   14,060
Mortgage-backed securities principal collections      25,559   4,707    3,736
Purchases of available-for-sale securities            (6,908)          (7,824)
Proceeds from matured and called
  available-for-sale securities                       12,556   3,294    2,500
Proceeds from sales of available-for-sale securities   4,141  12,797
Loans originated for portfolio                       (19,330)(10,794) (11,302)
Loan principal collections                            11,384   8,945   12,448
Proceeds from sales of portfolio loans                 3,031   2,748    3,679
All other changes in loans, net                           92     262      122
Purchases of premises and equipment                      (28)   (301)     (16)
Net decrease in real estate owned                         29      35       64
Federal Home Loan Bank stock net redemptions (purchases) 128     (62)     147
                                                     -------- ------- --------
  Net cash provided (used) by investing activities    12,607    (266)      54
                                                     -------- ------- --------
Financing Activities:
Net increase (decrease) in deposits                      406 (10,795)  (6,206)
Net change in Federal Home Loan Bank advances        (10,500) 10,500
Net decrease in advance escrow payments by borrowers     (13)    (42)     (44)
Holding company formation costs                          (37)
Cash dividends paid                                   (1,089)   (991)    (893)
                                                     -------- ------- --------
  Net cash used by financing activities              (11,233) (1,328)  (7,143)
                                                     -------- ------- --------
Increase (Decrease) in cash and cash equivalents       1,713     586   (5,366)
Cash and cash equivalents at beginning of year         1,221     635    6,001
                                                     ------- -------- --------
  Cash and cash equivalents at end of year           $ 2,934 $ 1,221  $   635
                                                     ======= ======== ========

Supplemental Cash Flow Disclosure:
Cash payments for interest                           $ 3,566 $ 3,394  $ 3,610
Cash payments for income taxes                       $   513 $   915  $ 1,197

See Notes to Consolidated Financial Statements



UNITED FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                    Three Years Ended December 31, 1996
                               ----------------------------------------------
                                                          Unrealized
                                                            holding
                                                             gains
                                Common   Paid-In  Retained  (losses)
                                 Stock   Capital  Earnings    net      Total
                                -------  -------  --------  --------  -------

Balance - December 31, 1993      $1,223   $7,663  $14,322   $ (553)   $22,655
 Effect of change in accounting
   for investment securities
   January 1, 1994                                             619        619
 Net income                                         1,886               1,886
 Cash dividends paid
   ($.73 per share)                                  (893)               (893)
 Increase in unrealized loss on
   investment securities
   available-for-sale                                       (1,718)    (1,718)
                                 ------   ------- --------  -------   --------
Balance - December 31, 1994       1,223    7,663   15,315   (1,652)    22,549
 Net income                                         1,722               1,722
 Cash dividends paid
   ($.81 per share)                                  (991)               (991)
 Decrease in unrealized loss
   on investment securities
   available-for-sale                                        1,408      1,408
                                 ------   ------- --------  -------  --------
Balance - December 31, 1995       1,223    7,663   16,046     (244)    24,688
 Net income                                         1,103               1,103
 Cash dividends paid
   ($.89 per share)                                (1,089)             (1,089)
 Holding company formation costs             (37)                         (37)
 Increase in unrealized loss
   on investment securities
   available-for-sale                                         (249)      (249)
                                 ------   ------- --------  -------   --------
Balance - December 31, 1996      $1,223   $7,626  $16,060    $(493)   $24,416
                                 ======   ======= ========  =======   ========

See Notes to Consolidated Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 1996

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of United Financial Corp. (the Company) a savings bank holding company, and its wholly-owned subsidiary, United Savings Bank, F.A. (the Bank). The consolidated financial statements also include the Community Service Corporation, a wholly-owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

   The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates.

   Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for possible loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the reserves for losses on loans and real estate owned, management obtains independent appraisals for significant properties. Management believes that the reserves for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the reserves may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's reserves for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the reserves based on their judgments about information available to them at the time of their examination.

   INVESTMENTS - Investments are required to be classified into three categories and accounted for as follows:

   1) Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

   2) Debt and equity securities, if bought and held principally for the purpose of selling them in the near term, are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

   3) Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale and reported at fair value, with net unrealized gains and losses excluded from earnings and reported (net of tax effect) as a separate component of stockholders' equity.

   At December 31, 1996 and 1995, the net unrealized gains and losses for all available-for-sale securities were losses of $834,590 and $412,405, for which the net unrealized tax benefit (a component of other assets) was $341,336 and $168,055, respectively. The stockholders' equity unrealized loss adjustment, net of the tax effect, at December 31, 1996 and 1995, was $493,254 and $244,350, respectively.

   The Company's investment portfolio contains both debt and equity securities. The Kemper U.S. Government bond fund is the Company's only equity investment, while the Company's debt investments include U.S. Treasuries, U.S. Government agencies (including FHLB certificates of deposit) and mortgage-backed securities. Nonmortgage-backed investment securities are classified as either held-to-maturity or available-for-sale. Mortgage-backed investment securities represent participating interests in pools of first-mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are classified as held-to-maturity and are recorded at cost in the underlying pool of mortgage loans at the time of purchase, adjusted for any premium or discount. Investment discount is accreted or, in the case of premium, is amortized into income, using a method that approximates the level yield method, over the remaining term to maturity, adjusted for prepayments as received. The Company, by policy, does not purchase any investment for trading purposes. The cost of any investment, if sold, is determined by specific identification. Declines in the fair value of available-for-sale or held-to-maturity securities below carrying value that are other than temporary are charged to expense as realized losses and the related carrying value reduced to fair value.

   SECONDARY MARKET LOAN SALES - For the past several years, the Company's total production of long-term, fixed-rate loans has been originated according to prearranged purchaser underwriting standards that result in immediate sale to the secondary market, primarily to mortgage bankers and pension funds. These loans are carried at their outstanding principal balance, which is the contracted purchase price, and therefore, no gain or loss is realized at sale. At December 31, 1996 and 1995, the other assets component of the Company's Consolidated Statements of Financial Condition included $1,238,647 and $724,476, respectively, of loan production contracted for sale to the secondary market.

   LOAN ORIGINATION FEES - Statement of Financial Accounting Standards No. 91 provides for the deferral of loan origination fees and direct loan origination costs with those amounts recognized over the lives of the related loans as an adjustment of the loan's yield using a method which approximates the level-yield method. The Bank has elected to record such fees on a cash basis. Management has evaluated the effect of this method on the consolidated earnings and financial condition and concluded such effect to not be materially different than recognition of fees as an adjustment of yield.

   LOANS RECEIVABLE - Loans receivable are stated at unpaid principal balances, less the reserve for loan losses, discounts, unearned income and
loans in process.   Loans are placed on non-accrual status when collection of
interest is considered doubtful (generally loans past due 90 days or more). All loan interest previously accrued is provided an allowance by a charge to interest income, and income is subsequently recognized only to the extent that cash payments are received.

   RESERVE FOR POSSIBLE LOAN LOSSES - The reserve for possible loan losses is established through a provision for losses on loans which is charged to expense. Loan losses are charged against the reserve when management believes that the collectability of principal is unlikely. The reserve balance is an amount management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectability and prior loss experience. The evaluations consider such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay.

   The Company provides a reserve for losses on specific loans which are deemed to be impaired. Groups of small balance homogeneous loans (generally consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the reserve for possible loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs will be used in place of discounted cash flows. The Company recognizes interest income on impaired loans only to the extent that cash payments are received.

   The reserve for possible loan losses as determined above, includes the reserve for impaired loans. The Company's existing policies for evaluating the adequacy of the reserve for loan losses and policies for discontinuing the accrual of interest on loans are used to establish the basis for determining whether a loan is impaired. At December 31, 1996 and 1995, no loans were classified as non-accrual or impaired.

   REAL ESTATE OWNED - Real estate owned represents real estate assets acquired through foreclosure or deed in lieu, and is comprised of properties both held for sale and held for investment, i.e., the production of income. Foreclosed assets held for sale are carried at the lower of (1) fair value minus estimated cost to sell, or (2) cost. Fair value is determined as the amount that could be reasonably expected in a current sale (other than a forced or liquidation sale) between a willing buyer and a willing seller. Management conducts an evaluation of each asset after foreclosure, and periodically thereafter. If the fair value of the asset minus the estimated cost to sell is less than the cost of the property, this deficiency is recognized as a valuation allowance and is charged to expense. Foreclosed assets held for the production of income are properties sold at their carrying value to the Bank's subsidiary, the Community Service Corporation, in exchange for loans and cash. The subsidiary carries these assets at their cost, less depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. For both types of real estate owned, costs, if any, related to development and improvement are capitalized, whereas costs related to the holding of the assets are expensed.

   PREMISES AND EQUIPMENT - Premises and equipment are recorded at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets which range from 10 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment.

   FEDERAL HOME LOAN BANK STOCK - Federal law requires a member institution of the Federal Home Loan Bank (FHLB) System to hold common stock of its district FHLB according to predetermined formulas.

   INCOME TAXES - The Company and its subsidiaries have elected to file a consolidated federal income tax return. State statue prevents filing of a consolidated Montana income tax return, and thus separate returns are filed by the parent Company and the Bank. Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in tax expense in the period that includes the enactment date.

   RETIREMENT PLANS - The Bank contributes to the Savings Associations Retirement Fund (a multi-employer defined benefit plan) which covers substantially all employees. The Bank funds actuarially determined pension costs as accrued. Consulting actuaries to the plan have indicated that the Fund continues to maintain the ERISA full funding limitation. Accordingly, normal plan costs of $111,971, $102,779 and $95,816, were offset from full funding for the plan years ending June 30, 1996, 1995 and 1994, respectively. Actual recorded pension expense, representing fiduciary insurance and administrative costs only, was $2,697, $2,709 and $2,577, for the years ending December 31, 1996, 1995 and 1994, respectively.

   The Bank has an employees' savings plan under Section 401(k) of the Internal Revenue Code (the Code). The Bank allows eligible employees to contribute up to 15% of their monthly wages. Subject to Code limitations, the Bank matches an amount equal to 50% of the employee's contribution, up to 6% of total wages. Participants are at all times fully vested in their contributions and are immediately vested in the Bank's contributions. The Bank's 401(k) contributions and administrative costs were $23,345, $25,583 and $25,577 respectively in 1996, 1995 and 1994.

   NET INCOME PER SHARE - Net income per share data is based upon the weighted average number of shares outstanding.

   CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all cash, daily interest and non-interest-bearing deposits with banks as cash equivalents.

   DERIVATIVE FINANCIAL INSTRUMENTS - The Company has not entered into any swaps, options, or futures contracts. Included in U.S. Government agencies are investments in structured notes which have contractual step-up interest rates and call features.

   IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS - FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. Statement No. 121 was adopted January 1, 1996, and did not have a material impact on the Company's consolidated financial position or results of operations.

   TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES - In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 125 provides guidance on accounting for transfers and servicing of financial assets, recognition and measurement of servicing assets and liabilities, financial assets subject to prepayment, secured borrowings and collateral, and extinguishment of liabilities.

   Statement No. 125 generally requires the recognition as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. Statement No. 125 also specifies that financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, be measured like debt securities available-for-sale under Statement No. 115, as amended by Statement No. 125. Statement No. 125 is effective for fiscal years beginning after December 31, 1996, and is not expected to have a material impact on the Company's consolidated financial position or results of operations.

   INVESTMENT SECURITIES - A comparison of the amortized cost and estimated fair value of investment securities at the dates indicated is as follows:
(Dollars in thousands)
                                                 December 31, 1996
                                    ------------------------------------------
                                    Amortized     Gross     Gross    Estimated
                                       Cost    Unrealized Unrealized    Fair
                                                  Gains     Losses     Value
                                    ------------------------------------------
Held-to-Maturity:
U.S. Government agencies              $ 2,600     $  9               $ 2,609
FHLB certificates of deposit            6,000                          6,000
                                      -------     ----     ------    -------
 U.S. Government agencies and other     8,600        9                 8,609
                                      -------     ----     ------    -------
GNMA fixed and adjustable rate          2,092       31     $  (1)      2,122
FNMA and FHLMC adjustable rate          5,787       28       (79)      5,736
FNMA and FHLMC 7 yr and FHLMC
 5 yr balloons                         14,965      143        (3)     15,105
FNMA and FHLMC REMIC certificates       4,384                (13)      4,371
                                      -------     ----     ------    -------
 Mortgage-backed securities            27,228      202       (96)     27,334
                                      -------     ----     ------    -------
                                      $35,828     $211     $ (96)    $35,943
                                      =======     ====     ======    =======
Available-for-Sale:
U.S. Treasuries and U.S.
 Government agencies                  $20,024     $ 94     $(115)    $20,003
Kemper U.S. Government bond
 mutual fund                            5,996               (814)      5,182
                                      -------     ----     ------    -------
                                      $26,020     $ 94     $(929)    $25,185
                                      =======     ====     ======    =======

                                                  December 31, 1995
                                    ------------------------------------------
                                    Amortized     Gross     Gross    Estimated
                                       Cost    Unrealized Unrealized    Fair
                                                  Gains     Losses     Value
                                    ------------------------------------------
Held-to-Maturity:
U.S. Treasuries and U.S.
 Government agencies                  $ 2,901     $  1     $  (1)    $ 2,901

GNMA fixed and adjustable rate          2,339       35        (1)      2,373
FNMA and FHLMC adjustable rate          5,952       35       (31)      5,956
FNMA 7 year and FHLMC 5 year balloons   5,196       79                 5,275
FNMA and FHLMC REMIC certificates      26,729        8       (43)     26,694
                                      -------     ----     ------    -------
 Mortgage-backed securities            40,216      157       (75)     40,298
                                      -------     ----     ------    -------
                                      $43,117     $158     $ (76)    $43,199
                                      =======     ====     ======    =======
Available-for-Sale:
U.S. Treasuries and U.S.
 Government agencies                  $29,678     $395     $(234)    $29,839
Kemper U.S. Government bond
 mutual fund                            5,996               (574)      5,422
                                      -------     ----     ------    -------
                                      $35,674     $395     $(808)    $35,261
                                      =======     ====     ======    =======

   A comparison of the amortized cost and estimated fair values of held-to-maturity and available-for-sale investment securities by contractual maturities at December 31, 1996 is shown below. Expected maturities may differ from contractual maturities as some securities have call or prepayment options.
(Dollars in thousands)
                                                      December 31, 1996
                                                ------------------------------
                                                Amortized           Estimated
                                                   Cost             Fair Value
                                                ---------           ----------
Held-to-Maturity:
Due in 1 year or less                            $ 6,000              $ 6,000
Due after 1 year through 5 years                   2,600                2,609
Mortgage-backed securities                        27,228               27,334
                                                 -------              -------
                                                 $35,828              $35,943
                                                 =======              =======
Available-for-Sale:
Due in 1 year or less                            $10,027              $10,006
Due after 1 year through 2 years                   6,003                5,971
Due after 2 years through 5 years                  3,994                4,026
Kemper U.S. Government bond mutual fund            5,996                5,182
                                                 -------              -------
                                                 $26,020              $25,185
                                                 =======              =======

   Gross proceeds from sales of investment securities available-for-sale for the year ended December 31, 1996, were $4,141,328 resulting in gross gains of $150,235. Gross proceeds from sales of investment securities available-for-sale for the year ended December 31, 1995, were $12,796,898 resulting in gross gains of $154,608 and gross losses of $149,305. There were no sales of investment securities in 1994.

   ACCRUED INTEREST RECEIVABLE - Accrued interest receivable at the dates indicated consisted of the following:
(Dollars in thousands)
                                            December 31,
                                          ----------------
                                          1996        1995
                                          ----        ----
Accrued interest receivable on:
   Interest-earning deposits              $ 15        $ 30
   Mortgage-backed securities              142         193
   Other investment securities             371         438
   Loans receivable                        289         255
                                          ----        ----
                                          $817        $916
                                          ====        ====

   LOANS RECEIVABLE - Loans receivable at the dates indicated consisted of the following:

                                               December 31,
                                          --------------------
                                            1996         1995
                                          -------      -------
   Conventional real estate loans:
    1-4 family residential units          $15,445      $13,540
    5 or more family residential units      4,497        3,986
    Construction                            4,620        3,373
    Commercial and other                    3,077        2,517
   FHA insured or VA guaranteed loans       5,530        6,970
   Home equity loans                        1,132        1,136
   Loans to depositors, savings secured        92          175
   Recreational vehicle and auto loans      1,239           31
   Other non-mortgage loans                 1,251          307
                                          -------      -------
                                           36,883       32,035
   Less:
    Discounts on loans                          4            8
    Reserve for possible loan losses           75           75
    Loans in process                        1,628        1,600
                                          -------      -------
                                          $35,176      $30,352
                                          =======      =======

   Real estate loans serviced for others totaled $4,380,889, $3,719,442 and $2,101,509 at December 31, 1996, 1995 and 1994, respectively. These loans are not included in the consolidated financial statements.

   There were no nonaccrual loan principal balances for which interest income had not been recognized at December 31, 1996, 1995 and 1994.

   The average yield on loans was 9.29%, 9.33% and 9.38% for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, 1995 and 1994, the average yield on loans was 9.18%, 9.16% and 9.16%, respectively.

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk.

   The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitment and conditional obligations as it does for on-balance-sheet instruments.

   Financial instruments outstanding at December 31, 1996, whose contract amounts represent credit risk are fixed-rate commitments to extend credit totaling approximately $462,000.

   At December 31, 1996 and 1995, the Company had adjustable rate loans in its portfolio of approximately $1,765,000 and $2,290,000, respectively.

   A summary of changes in the reserve for possible loan losses for the years indicated is as follows:
(Dollars in thousands)
                                               Year Ended December 31,
                                             --------------------------
                                             1996       1995       1994
                                             ----       ----       ----
   Balance at beginning of period             $75        $75        $75
   Provision charged to operating expense
   Losses charged off
                                              ---        ---        ---
                                              $75        $75        $75
                                              ===        ===        ===

   REAL ESTATE OWNED - Real estate owned at the dates indicated consisted of the following:
(Dollars in thousands)
                                                December 31,
                                                ------------
                                                1996    1995
                                                ----    ----
   Real estate held for investment              $755    $792
   Accumulated depreciation                     (370)   (341)
                                                -----   -----
                                                 385     451
   Real estate held for sale                      40      40
                                                -----   -----
                                                $425    $491
                                                =====   =====

   During 1996, the Bank sold real estate held for sale with a $245,924 book value to an individual in exchange for a $184,000 loan and cash. There was a $15,924 loss recognized on the sale. During 1996, the Bank's subsidiary sold real estate held for investment with a $33,168 book value to an individual in exchange for cash. There was a $13,832 gain recognized on the sale.

   During 1995, the Bank's subsidiary sold real estate held for investment with a $34,799 book value to an individual in exchange for cash. There was a $6,669 gain recognized on the sale.


A summary of changes in the allowance for possible losses on the disposition of real estate owned for the years indicated is as follows:
(Dollars in thousands)
                                              Year Ended December 31,
                                              -----------------------
                                              1996      1995     1994
                                              ----      ----     ----
   Balance at beginning of period                                 $60
   Provision charged to operating expense
   Losses charged off                                             (60)
                                              ----      ----      ----

                                              ====      ====      ====

   PREMISES AND EQUIPMENT - Premises and equipment at the dates indicated are summarized as follows:
(Dollars in thousands)
                                          December 31,
                                      --------------------
                                       1996         1995
                                      ------       -------
   Land                               $  264       $  264
   Buildings and improvements          2,257        2,257
   Furniture and equipment               341          396
                                      -------      -------
                                       2,862        2,917
   Accumulated depreciation           (1,455)      (1,423)
                                      -------      -------
                                      $1,407       $1,494
                                      =======      =======

   DEPOSITS - Deposits at the dates indicated are comprised of the following:
(Dollars in thousands)
                                 December 31, 1996           December 31, 1995
                          -------------------------------    -----------------
                          Weighted Avg.
                          Interest Rate   Amount  Percent     Amount   Percent
                          -------------  -------  -------    -------   -------
NOW accounts                  2.86%      $ 6,250    7.9%     $ 5,733     7.3%
Money market demand accounts  3.49%        2,419    3.1%       2,434     3.1%
                              -----      -------  ------     -------   ------
                              3.03%        8,669   11.0%       8,167    10.4%
Savings deposits              3.56%       29,918   38.0%      32,461    41.5%

Time deposits          3.25 - 4.99%        7,471    9.5%       1,441     1.8%
                       5.00 - 5.99%       32,576   41.4%      33,108    42.3%
                       6.00 - 7.99%           63     .1%       3,114     4.0%
                              -----      -------  ------     -------   ------
                              5.43%       40,110   51.0%      37,663    48.1%
                              -----      -------  ------     -------   ------
                              4.45%      $78,697  100.0%     $78,291   100.0%
                              =====      =======  ======     =======   ======

   There were no jumbo time deposits (minimum $.1 million) at December 31, 1996. There were approximately $.4 million of jumbo time deposits at December 31, 1995.

Maturities of time deposits are as follows:
(Dollars in thousands)
                                                December 31,
                                         -----------------------
                                           1996            1995
                                         -------         -------
          Due date:
           Within one year               $27,015         $22,949
           Within two years                5,500           9,226
           Within three years              3,109           2,201
           Thereafter                      4,486           3,287
                                         -------         -------
                                         $40,110         $37,663
                                         =======         =======

Interest expense on deposits consisted of the following:

                                                Year Ended December 31,
                                          -----------------------------------
                                           1996           1995          1994
Interest on deposits:                     ------         ------        ------
 NOW and money market demand accounts     $  257         $  243        $  252
 Savings deposits                          1,078          1,277         1,823
 Time deposits                             2,147          1,898         1,548
 Less withdrawal penalties                    (9)            (6)           (7)
                                          -------        -------       -------
                                          $3,473         $3,412        $3,616
                                          =======        =======       =======

   The average cost of deposits was 4.43%, 4.22% and 3.81% for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, 1995 and 1994, the cost of deposits was 4.45%, 4.44% and 3.94%, respectively.

   FEDERAL HOME LOAN BANK ADVANCES - There were no FHLB advances outstanding at December 31, 1996, and $10.5 million of FHLB advances were outstanding at December 31, 1995. The weighted average interest rate on FHLB advances outstanding at December 31, 1995 was 5.78%. FHLB advances are secured by pledges of FHLB stock, funds on deposit, and by a blanket assignment of the Bank's unpledged, qualifying mortgage loans, mortgage-backed securities, and other investment securities.

   INCOME TAXES - A summary of the current and deferred components of income tax expense (benefit) are as follows:
(Dollars in thousands)
                                       Year Ended December 31,
                                   -------------------------------
                                    1996        1995         1994
                                   ------      ------      -------
   Current - Federal                $549        $595       $  921
           - State                   118         164          205
                                    -----       -----      -------
                                     667         759        1,126
                                    -----       -----      -------
   Deferred - Federal                (15)        (44)         (13)
            - State                   (3)         (1)          (2)
                                    -----       -----      -------
                                     (18)        (45)         (15)
                                    -----       -----      -------
    Provision for income taxes      $649        $714       $1,111
                                    =====       =====      =======

   The Company's income taxes differ from those computed at the federal statutory corporate tax rate of 34% for 1996, 1995 and 1994 as follows:

                                                   Year Ended December 31,
                                              -------------------------------
                                               1996        1995         1994
                                              ------      ------       -------
Tax provision at statutory rate                $596        $828        $1,019
Tax-exempt interest and dividends               (23)        (29)          (42)
State tax, net of federal income tax benefit     76         108           134
Tax reserve for loan losses due to an
 increase in base year reserves                            (194)
Other                                                         1
                                               ----        -----       -------
 Provision for income taxes                    $649        $714        $1,111
                                               ====        =====       =======

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at the dates indicated are as follows:
(Dollars in thousands)                                      December 31,
                                                         -----------------
                                                         1996         1995
                                                         ----         ----
   Deferred tax assets:
    Loans, due to the reserve for possible loan
     losses deferred for financial purposes              $ 29         $ 29
    Vacation/termination benefits not recognized
     for tax purposes until paid                           27           25
    Other deferred tax assets                              13
                                                         ----         ----
                                                           69           54
                                                         ----         ----
   Deferred tax liabilities:
    Premises and equipment, principally due to
     differences in depreciation                          211          198
    Federal Home Loan Bank stock, principally due
     to dividends not recognized for tax purposes          68           88
    Other deferred tax liabilities                         13            9
                                                         ----         ----
                                                          292          295
                                                         ----         ----
     Net deferred tax liability                          $223         $241
                                                         ====         ====

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at December 31, 1996 and 1995, management believes it is more likely than not that the Company and the Bank will realize the benefits of those deductible differences.

   Retained earnings, at December 31, 1996, includes approximately $3,200,000 for which no provision for federal income tax has been made. This amount represents the base year tax bad debt reserve which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this amount will be reduced and thereby result in taxable income in the foreseeable future. Under current tax regulations, management does not foresee any changes in its business or operations which would result in a recapture of its federal bad debt reserve into taxable income.

   For taxable years beginning prior to January 1, 1996, savings institutions such as the Bank were allowed, if certain conditions were met, a special bad debt deduction for income tax purposes under Section 593 of the Internal Revenue Code. The deduction was based on actual loss experience over a period of years or a percentage of taxable income before such deduction. The Bank, beginning with the 1988 tax year, had not utilized the percentage of taxable
income bad debt deduction.           F-17

   Recently enacted federal legislation repeals the Section 593 percentage of taxable income method of computing tax deductions for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations with assets of less than $500 million compute their deduction based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their bad debt tax reserves in excess of their 1987 "base year" reserve level thereby generating additional tax liability. At December 31, 1996, the Bank's bad debt tax reserves were approximately the same as its base year reserves, therefore no recapture is required.

   FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company is required to disclose the fair value of financial instruments, whether recognized or not recognized in the statement of financial condition. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both imposes a contractual obligation on one entity to deliver cash or another financial instrument to a second entity.

   Quoted market prices are used for fair value when available, but do not exist for some of the Company's financial instruments, primarily loans and time deposits. The fair value of these instruments has been derived from the Office of Thrift Supervision Net Portfolio Value Model (OTS Model). This OTS Model primarily employs the static discounted cash flow method which estimates the fair value of loans and time deposits by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the OTS Model makes assumptions about the size and timing of expected cash flows and appropriate discount rates. Different assumptions could materially change these instruments' estimated value.

   The following assumptions and methods are used by the Company in estimating fair value:

   Financial Assets - The fair value approximates book value for cash and cash equivalents as they represent over-night funds. For all investment securities, the fair value is based upon quoted market prices. The fair value of loans
receivable was obtained from the OTS Model.   The fair value of accrued
interest receivable approximates book value as the Company expects contractual receipt in the short-term. The fair value of FHLB stock approximates redemption value. Secondary market loan sales receivable approximates book value as each loan is contracted for immediate sale.

   Financial Liabilities - The fair value of NOW and money market demand accounts and non-term savings deposits approximates book value as these deposits are payable on demand. The fair value of time deposits was obtained from the OTS Model. The fair value of FHLB advances and accrued interest payable approximates book value due to contractual payment in the short-term.

   Off-Balance Sheet - Commitments made to extend credit represent commitments for loan originations, the majority of which are contracted for immediate sale, and therefore no fair value adjustment is necessary.

   Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding comparable market interest rates, future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

   Fair value estimates are based on existing on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax effect of the difference between the fair value and carrying value of financial instruments can have a significant effect on fair value estimates and have not been considered in the estimates presented herein.

The approximate book value and estimated fair value of the Company's financial instruments at the dates indicated are as follows:
(Dollars in thousands)
                                                  December 31,
                                        -----------------------------------
                                             1996               1995
                                        ----------------   ----------------
                                         Book     Fair      Book     Fair
                                         Value    Value     Value    Value
                                        -------  -------   -------  -------
Financial Assets:
 Cash and cash equivalents              $ 2,934  $ 2,934   $ 1,221  $ 1,221
 Securities held-to-maturity             35,828   35,943    43,117   43,199
 Securities available-for-sale           25,185   25,185    35,261   35,261
 Loans receivable                        35,176   35,700    30,352   31,200
 Accrued interest receivable                817      817       915      915
 Federal Home Loan Bank stock               379      379       476      476
 Secondary market loan sales receivable   1,239    1,239       724      724

Financial Liabilities:
 NOW and money market demand accounts     8,669    8,669     8,167    8,167
 Savings deposits                        29,918   29,918    32,461   32,461
 Time deposits                           40,110   40,000    37,662   37,700
 Federal Home Loan Bank advances                            10,500   10,500
 Accrued interest payable                    66       66        67       67

Off-Balance Sheet:
 Commitments to extend credit               462      462     1,328    1,328


   MATERIAL CONTRACTS - Beginning in 1993, and renewed each year since, the Bank's Board of Directors provided change of control severance agreements to its President and each of its five Vice Presidents. The agreements provide for severance compensation in the event any company or person acquires control of the Bank, as determined in accordance with applicable federal regulations. Pursuant to his agreement upon a change of control, the Bank's President would be entitled to lump-sum compensation equal to two times his annual base salary plus any target bonuses, and 24 months of continued welfare and employee benefits. The agreements with the Bank's five Vice Presidents provide for payment, upon a change of control, of lump-sum compensation equal to their annual base salary, plus any target bonuses, and 12 months of continued
welfare and employee benefits.       F-19

   REGULATORY CAPITAL - The Bank is required to meet three FIRREA-enacted capital requirements: a tangible capital requirement (stockholders' equity adjusted for the effects of intangibles, investments and advances to "nonincludable" subsidiaries and other factors) equal to not less than 1.5% of tangible assets (as defined in the regulations), a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other defined factors equal to not less than 3% of tangible assets, and a risk-based capital requirement equal to at least 8% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%.
The Bank's total risk-weighted assets at December 31, 1996, were approximately $35.8 million.

   The following table demonstrates as of December 31, 1996, the extent to which the Bank exceeds in dollars and in percent, the three FIRREA minimum capital requirements:
(Dollars in thousands)
                                              Regulatory Capital
                                       --------------------------------
                                        Actual    Requirement   Excess
                                       -------    -----------   -------
    Tangible capital:
     $ Amount                          $14,974      $1,417      $13,557
     % of tangible assets                15.9%        1.5%        14.4%
    Core capital:
     $ Amount                          $14,974      $2,834      $12,140
     % of tangible assets                15.9%        3.0%        12.9%
    Risk-based capital:
     $ Amount                          $15,009      $2,862      $12,147
     % of risk-weighted assets           42.0%        8.0%        34.0%

   Stockholders' equity as shown on the Company's consolidated financial statements differs from tangible, core and risk-based regulatory capital at December 31, 1996, as follows:
(Dollars in thousands)

    Consolidated stockholders' equity                               $24,416
    Parent holding company stockholders' equity                      (9,100)
                                                                    --------
     Bank stockholders' equity                                       15,316
    Non-includable investments and notes of Bank subsidiary            (386)
    Unrealized loss on debt investment securities available-for-sale     44
                                                                    --------
     Tangible and core Bank capital                                  14,974
    Reserve for possible loan losses                                     75
    Other assets required to be deducted                                (40)
                                                                    --------
     Risk-based capital                                             $15,009
                                                                    ========

   The OTS is responsible for insuring that capital standards reflect interest rate risk (IRR), defined as the potential for the reduction of earnings and stockholders' equity resulting from changes in market interest rates. The OTS has delayed implementation of a proposed capital deduction for savings institutions with a greater than normal level of IRR as calculated by the OTS Model. Due to its current capital position, the most recent OTS calculated IRR and proposed exemption criteria, the Bank is not expected to have an IRR capital adjustment.

   Failure to comply with applicable regulatory capital requirements can result in capital directives from the director of the OTS, restrictions on growth, and other limitations on a savings association's operations.

   LITIGATION - The Company is not involved in any pending material legal proceedings.

   REORGANIZATION - During the year ended December 31, 1996, the Board of Directors of the Bank approved a plan of reorganization whereby the Bank became a wholly-owned subsidiary of United Financial Corp. The plan was approved by stockholders and federal regulators and each common share of United Savings Bank, F.A. was exchanged for one share of United Financial Corp. The reorganization was a business combination between entities under common control and accounted for similar to a pooling-of-interests.

UNITED FINANCIAL CORP. (Parent Only)
STATEMENT OF FINANCIAL CONDITION
(Dollars in thousands)
                                                     December 31, 1996
                                                     -----------------
   ASSETS
   Cash and cash equivalents - interest-earning
    deposits with banks                                    $   593
                                                           --------
   Investments:
    Securities held-to-maturity                              1,600
    Securities available-for-sale                            5,998
                                                           --------
                                                             7,598
   Loans receivable                                            802
   Accrued interest receivable                                 138
   Investment in subsidiary                                 15,316
                                                           --------
                                                           $24,447
                                                           ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Income taxes payable                                    $    31
                                                           --------
   Stockholders' equity:
    Common stock                                             1,223
    Paid-in capital                                          7,626
    Retained earnings-partially restricted                  16,060
    Unrealized loss on securities available-for-sale          (493)
                                                           --------
                                                            24,416
                                                           --------
                                                           $24,447
                                                           ========

UNITED FINANCIAL CORP. (Parent Only)
STATEMENT OF INCOME
(Dollars in thousands)
                                                Year Ended December 31, 1996
   Income                                       ----------------------------
   Interest Income:
    Loans                                                  $    13
    Investment securities                                      290
    Interest-earning deposits                                   41
                                                           --------
                                                               344
   Gain on sale of investment security                          18
   Dividends from subsidiary                                   556
                                                           --------
                                                               918
   Expenses                                                     11
                                                           --------
    Income before income taxes and equity in
     undistributed income of subsidiary                        907
   Provision for current income tax expense                    133
                                                           --------
    Income before equity in undistributed
     income of subsidiary                                      774
   Equity in undistributed income of subsidiary                329
                                                           --------
    Net income                                             $ 1,103
                                                           ========

UNITED FINANCIAL CORP. (Parent Only)
STATEMENT OF CASH FLOWS
(Dollars in thousands)                           Year Ended December 31, 1996
                                                 ----------------------------
Operating Activities
Net income                                                  $1,103
Adjustments to reconcile net cash provided
  by operating activities:
  Investment securities discount accretion                     (20)
  Gain on sale of available-for-sale security                  (18)
  Net change in accrued interest receivable                   (138)
  Net change in income taxes payable                            10
  Equity in undistributed income of subsidiary                (329)
                                                            -------
   Net cash provided by operating activities                   608
                                                            -------
Investing Activities
Purchases of held-to-maturity securities                    (2,600)
Proceeds from matured held-to-maturity security              1,000
Purchases of available-for-sale securities                  (6,908)
Proceeds from sale of available-for-sale security            1,002
Purchase of mortgage loan participation from subsidiary       (810)
Loan principal collections                                       8
                                                            -------
  Net cash used by investing activities                     (8,308)
                                                            -------
Financing Activities
Initial capitalization from subsidiary                       8,886
Holding company formation costs                                (37)
Cash dividends paid                                           (556)
                                                            -------
  Net cash provided by financing activities                  8,293
                                                            -------
Increase in cash and cash equivalents                          593
Cash and cash equivalents at beginning of year
  Cash and cash equivalents at end of year                  $  593
                                                            =======
  Cash payments for income taxes                            $  123

       (3) EXHIBITS.

        3.1 Charter of the Company incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended December 31, 1986, dated March 23, 1987.

        3.2 Bylaws of the Company incorporated by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended December 31, 1986, dated March 23, 1987.

        4 Instruments defining the rights of stockholders incorporated by reference to Exhibit 4(i) to the Company's Registration Statement on Form 10, dated August 11, 1986.

       10.1 Material Contracts - Change of Control Severance Agreement incorporated by reference to Exhibit 10.1 of the Company's Form 10-K for the year ended December 31, 1993.

       10.2 Schedule to Exhibit 10: Change of Control Severance Agreement incorporated by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended December 31, 1993.

       22.1  Subsidiaries of the Company.

   (b) Reports on Form 8-K filed during the quarter ended December 31,
       1996

             None

                                EXHIBIT INDEX


Exhibit Number            Description
--------------            ------------

    22.1                  Subsidiaries of the Company.

                                EXHIBIT 22.1




                        SUBSIDIARIES OF THE COMPANY



                                                                  State of
                                           Percentage of        Incorporation
       Parent             Subsidiary         Ownership         or Organization
----------------------   --------------    -------------       ---------------
United Financial Corp.   United Savings        100%                Minnesota
                           Bank, F.A.










































                                SIGNATURES
Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNITED FINANCIAL CORP.

Date:    March 24, 1997                      By: /s/Bruce K. Weldele
      ---------------------------            ---------------------------------
                                             Bruce K. Weldele
                                             (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/Bruce K. Weldele                  By: /s/G. Brent Marvosh
    ------------------------------           ---------------------------------
    Bruce K. Weldele                         G. Brent Marvosh, CPA
    Chairman of the Board,                   Vice President, Finance/Treasurer
    President and                            (Principal Finance and
    Chief Executive Officer                   Accounting Officer)

Date:    March 24, 1997                  Date:   March 24, 1997
      ----------------------------             -------------------------------


By: /s/ Loyall Kissee                    By: /s/William L. Madison
    ------------------------------           --------------------------------
    Loyall Kissee                            William L. Madison
    Vice President and Secretary             Director

Date:    March 24, 1997                  Date:    March 24, 1997
      ----------------------------             ------------------------------


By: /s/Dr. J. William Bloemendaal        By: /s/Dean J. Mart
    ------------------------------           --------------------------------
    Dr. J. William Bloemendaal               Dean J. Mart
    Director                                 Senior Vice President/Director

Date:    March 24, 1997                  Date:    March 24, 1997
      ----------------------------             ------------------------------


By: /s/Elliott L. Dybdal                 By: /s/ Rudy Tramelli
    ------------------------------          --------------------------------
    Elliott L. Dybdal                        Rudy Tramelli
    Director                                 Director

Date:    March 24, 1997                  Date:    March 24, 1997
      ----------------------------             ------------------------------

                                         By: not in attendance
                                         ------------------------------
                                         Larry D. Williams
                                         Director