Form 10-Q
period 1997-03-31
UNITED FINANCIAL CORP \MN\
filed 1997-05-05
CIK 1011309

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997


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

                        Yes [X]      No [ ]


The number of shares of Registrant's $1.00 par value common stock outstanding on March 31, 1997, was 1,223,312. No preferred shares were outstanding. Registrant's common stock is traded Over-The-Counter on the NASDAQ National Market System, symbol UBMT.

                          UNITED FINANCIAL CORP.
                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS

      Consolidated Statements of Financial Condition at March
      31, 1997, March 31, 1996 and December 31, 1996                     1

      Consolidated Statements of Income - Three Months Ended
      March 31, 1997 and March 31, 1996                                  2

      Consolidated Statements of Cash Flows - Three Months Ended
      March 31, 1997 and March 31, 1996                                  3

      Consolidated Statement of Changes in Stockholders'
      Equity - Three Months Ended March 31, 1997                         4

      Notes to Consolidated Financial Statements                         5

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           12


PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS                                             17

   ITEM 2 CHANGE IN SECURITIES                                          17

   ITEM 3 DEFAULTS ON SENIOR SECURITIES                                 17

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS         17

   ITEM 5 OTHER INFORMATION                                             17

   ITEM 6 EXHIBITS                                                      17

   REPORTS ON FORM 8-K                                                  17


SIGNATURES                                                              18

PART I - FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
UNITED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except equity/assets, share and per share data)
(Unaudited, except December 31)                   March 31,      December 31,
                                               1997      1996        1996
ASSETS                                       --------  --------  ------------
Cash and cash equivalents:
  Cash and amounts due from banks            $    569  $    648      $    921
  Interest-earning deposits with banks          2,275     3,270         2,013
                                             --------  --------      --------
                                                2,844     3,918         2,934
Investments:
  Securities held-to-maturity                  39,780    36,446        35,828
  Securities available-for-sale                25,067    30,033        25,185
                                             --------  --------      --------
                                               64,847    66,479        61,013
Loans receivable, net                          35,613    29,491        35,176
Premises and equipment, net                     1,380     1,476         1,407
Real estate owned                                 416       481           425
Accrued interest receivable                       921       970           817
Federal Home Loan Bank stock, at cost             505       485           379
Other assets                                    1,197     1,274         1,686
                                             --------  --------      --------
                                             $107,723  $104,574      $103,837
LIABILITIES AND STOCKHOLDERS' EQUITY         ========  ========      ========
Deposits:
  NOW and money market accounts              $  8,442  $  8,374      $  8,669
  Savings deposits                             28,845    31,299        29,918
  Time deposits                                39,744    39,181        40,110
                                             --------  --------      --------
                                               77,031    78,854        78,697
Federal Home Loan Bank advances                 5,000
Accrued interest payable                          151       148            66
Advance payments by borrowers for
 taxes and insurance                              458       482           211
Income taxes payable                              478       279           259
Other liabilities                                 207       202           188
                                             --------  --------      --------
                                               83,325    79,965        79,421
Stockholders' equity:
  Preferred stock, $1.00 par value
    (2,000,000 shares authorized;
     none outstanding)
  Common stock, $1.00 par value
    (8,000,000 shares authorized;
     1,223,312 outstanding)                     1,223     1,223         1,223
  Paid-in capital                               7,626     7,663         7,626
  Retained earnings-partially restricted       16,135    16,098        16,060
  Unrealized loss on securities
     available-for-sale                          (586)     (375)         (493)
                                             --------  --------      --------
                                               24,398    24,609        24,416
                                             --------  --------      --------
                                             $107,723  $104,574      $103,837
                                             ========  ========      ========
Equity/Assets                                   22.6%     23.5%         23.5%
Book Value/Share                               $19.94    $20.12        $19.96

UNITED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)
                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              1997      1996
                                            --------  --------
Interest Income:
 Loans                                      $  815     $  694
 Mortgage-backed securities                    422        567
 Investment securities                         549        533
 Interest-earning deposits                      39         35
                                            ------     ------
                                             1,825      1,829
Interest Expense:
 Deposits                                      846        869
 Federal Home Loan Bank advances                 5         58
                                            ------     ------
                                               851        927
                                            ------     ------
   Net interest income                         974        902
Provision for losses on loans
                                            ------     ------
   Net interest income after
    provision for losses on loans              974        902

Noninterest Income:
 Fees and discounts                             85         91
 FHLB stock dividends                            8          9
 Other income                                   48         49
                                            ------     ------
                                               141        149

Noninterest Expense:
 Salaries and employee benefits                301        285
 Net occupancy and equipment expense            67         61
 Data processing expense                        23         22
 FDIC/SAIF deposit insurance premium            13         45
 Other expenses                                131        136
                                            ------     ------
                                               535        549
                                            ------     ------
   Income before income taxes                  580        502
Provision for income taxes                     218        187
                                            ------     ------
   Net income                               $  362     $  315
                                            ======     ======

Net income per share                          $.30       $.26

UNITED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS                      Three Months Ended
(Dollars in thousands)                                          March 31,
(Unaudited)                                                ------------------
                                                             1997      1996
Operating Activities:                                      --------  --------
Net income                                                  $   362   $   315
Adjustments to reconcile net cash
  provided by operating activities:
  Depreciation and amortization of bank
   premises and equipment                                        28        29
  Depreciation of real estate held for investment                 9         9
  Investment securities net accretion                           (23)      (78)
  Loans originated for the secondary market                  (2,316)   (3,250)
  Proceeds from secondary market loan sales                   2,897     3,073
  Federal Home Loan Bank stock dividends                         (8)       (9)
  Net change in income taxes payable                            219        18
  Net change in accrued interest receivable                    (104)      (54)
  Net change in accrued interest payable                         85        81
  Net change in other assets                                    (67)      106
  Net change in other liabilities                                19      (207)
                                                            -------   -------
   Net cash provided by operating activities                  1,101        33
                                                            -------   -------
Investing Activities:
Purchases of held-to-maturity securities                    (12,350)   (2,092)
Proceeds from matured and called held-to-maturity securities  6,000     1,000
Mortgage-backed securities principal collections              2,421     7,849
Proceeds from matured and called available-for-sale
  securities                                                            5,000
Loans originated for portfolio                               (2,863)   (1,925)
Loan principal collections                                    3,232     2,280
Proceeds from sales of portfolio loans                          226     1,123
All other changes in loans, net                              (1,032)     (617)
Purchases of premises and equipment                              (1)      (11)
Federal Home Loan Bank stock purchase                          (118)
                                                            -------   -------
   Net cash (used) provided by investing activities          (4,485)   12,607
                                                            -------   -------
Financing Activities:
Net (decrease) increase in deposits                          (1,666)      563
Net increase (decrease) in Federal Home Loan Bank advances    5,000   (10,500)
Net increase in advance escrow payments by borrowers            247       257
Cash dividends paid                                            (287)     (263)
                                                            -------   -------
   Net cash provided (used) by financing activities           3,294    (9,943)
                                                            -------   -------
(Decrease) increase in cash and cash equivalents                (90)    2,697
Cash and cash equivalents at beginning of year                2,934     1,221
                                                            -------   -------
   Cash and cash equivalents at end of period               $ 2,844   $ 3,918
                                                            =======   =======
Supplemental Cash Flow Disclosure:
----------------------------------
Cash payments for interest                                  $   766   $   846

UNITED FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited, except December 31)

                                   Three Months Ended March 31, 1997
                             ----------------------------------------------
                                                        Unrealized
                                                          holding
                                                           gains
                             Common   Paid-In   Retained  (losses)
                             Stock    Capital   Earnings    net      Total
                             -------  -------   --------  --------  -------
Balance-December 31, 1996    $1,223   $7,626    $16,060    $(493)   $24,416
 Net income                                         362                 362
 Cash dividends paid
   ($.235 per share)                               (287)               (287)
 Increase in unrealized loss
   on investment securities
   available-for-sale                                        (93)       (93)
                             ------   -------   -------    -----    -------
Balance-March 31, 1997       $1,223   $7,626    $16,135    $(586)   $24,398
                             ======   =======   =======    =====    =======

                            UNITED FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

General -- United Financial Corp. (the Holding Company), a Minnesota corporation formed in 1996, is a unitary savings bank holding company headquartered in Great Falls, Montana. United Financial Corp.'s wholly owned subsidiary, United Savings Bank, F.A. (the Bank) is a federally chartered stock savings bank. The Bank's wholly owned subsidiary, Community Service Corporation, a Montana corporation formed in 1974, owns and manages real estate held for investment. The Holding Company (or Parent), the Bank, and the Bank's subsidiary are collectively referred to as the Company.

Basis of Presentation -- The Company's consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, changes in stockholders' equity, and changes in cash flows for the periods disclosed. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results anticipated for the year ended December 31, 1997. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in the Company's annual report and Form 10-K for the year ending December 31, 1996.

Cash Equivalents -- For purposes of the Consolidated Statements of Cash Flows, all cash, daily interest and noninterest-bearing deposits with banks are classified as cash equivalents.

Computation of Net Income Per Share -- Net income per share is based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding for the quarters ended March 31, 1997, and March 31, 1996, were 1,223,312 shares.

Dividends Declared -- On January 27, 1997, the Board of Directors of the Holding Company declared a first-quarter 1997 cash dividend of $.235 per share, paid February 24, 1997, to shareholders of record on February 10, 1997. On April 23, 1997, the Board of Directors of the Holding Company declared a second-quarter 1997 cash dividend of $.24 per share, payable May 26, 1997, to shareholders of record on May 12, 1997.

Material Contracts-Severance Agreements -- Beginning in 1993, and renewed each year, the Bank's Board of Directors provided change of control severance agreements to its President and each of its five Vice-Presidents. The agreements provide for severance compensation in the event any company or person acquires control of the Bank, as determined in accordance with applicable federal regulations. Pursuant to his agreement upon a change of control, the Bank's President would be entitled to lump-sum compensation equal to two times his annual base salary plus any target bonuses, and 24 months of continued welfare and employee benefits. The agreements with each of the five Vice-Presidents provide for payment, upon a change of control, of lump-sum compensation equal to their annual base salary, plus any target bonuses, and 12 months of continued welfare and employee benefits.

FDIC/SAIF Insurance Special Assessment and Change in Insurance Premium -- Enacted into law in 1996 was legislation providing for a special assessment against FDIC/SAIF member institutions which capitalized the SAIF insurance reserve to the statutory prescribed 1.25% of insured deposits level. For the Bank, this one-time special assessment was $549,700, based upon 65.7 basis points per $100 of the Bank's insured deposit base on March 31, 1995. The Company's 1996 consolidated financial statements reflect this additional FDIC/SAIF insurance expense, the after tax impact amounting to a $338,300, or $.28 per share, reduction in third quarter and all 1996 net income.

Based upon the Bank's 1996 year-end "1A" FDIC risk classification, the Bank's FDIC/SAIF assessment rate, beginning January 1, 1997, decreased from 23 basis points to 6.5 basis points per $100 of insured deposits. Most commercial banks, now insured under the FDIC/Bank Insurance Fund (BIF), began paying 1.3 basis points per $100 of insured deposits. In addition, this new law provides for the merger of the BIF/SAIF insurance funds on January 1, 1999, provided the bank and savings association charters have been merged by that date. The Treasury Department did not meet a required March 31, 1997, deadline for submitting its recommendations to Congress on creating a common charter and common depository insurance fund for banks and savings institutions. While this Treasury report is pending, a U.S. Senate and several House committees are preparing several "financial modernization" bills that will soon be debated in Congress. What final form, and impact, this type of legislation and other potential changes in federal law regarding interstate banking and branching, Glass-Stegall Act revisions, the continued consolidation of the banking industry and other regulatory changes will have on the Bank's operations cannot be predicted at this time.

Debt and Equity Investment Accounting -- The Financial Accounting Standards Board Statement No. 115, "Accounting for Investments in Certain Debt and Equity Securities" addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. Statement No. 115 requires that the Company's investments be classified into the following three categories and accounted for as follows:

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

The Company does not maintain a trading portfolio. All investment securities are therefore classified as either held-to-maturity or available-for-sale. Held-to-maturity investments, shown at cost, are comprised of mortgage-backed securities, Federal Home Loan Bank (FHLB) certificates of deposit and U.S. Government securities and agencies. Available-for-sale securities, shown at fair value with net unrealized holding gains and losses, net of tax, reported in stockholders' equity, are comprised of the Kemper U.S. Government bond mutual fund and U.S. Government securities and agencies.

A comparison of the amortized cost and estimated fair value of investment securities at the dates indicated is as follows:
(Dollars in thousands)
(Unaudited, except December 31)                  March 31, 1997
                                     ----------------------------------------
                                                 Gross     Gross    Estimated
                                     Amortized  Unreal.   Unreal.     Fair
                                       Cost      Gains    Losses      Value
Held-to-Maturity:                    ---------  -------   --------   -------
U.S. Government agencies              $11,450     $  1     $ (52)    $11,399
FHLB certificates of deposit            3,500                          3,500
                                      -------   -------   -------    -------
  U.S. Government agencies and other   14,950        1       (52)     14,899

GNMA fixed and adjustable rate          2,025       39                 2,064
FNMA and FHLMC adjustable rate          5,725       27      (105)      5,647
FNMA and FHLMC 7 yr and
  FHLMC 5 yr balloons                  14,481       17       (76)     14,422
FNMA and FHLMC REMIC certificates       2,599                (12)      2,587
                                      -------   -------   ------     -------
  Mortgage-backed securities           24,830       83      (193)     24,720
                                      -------   -------   ------     -------
                                      $39,780     $ 84     $(245)    $39,619
                                      =======   =======   ======     =======
Available-for-Sale:
U.S. Treasuries and U.S.
  Government agencies                 $20,024     $ 28     $(101)    $19,951
Kemper U.S. Government bond
  mutual fund                           5,996               (880)      5,116
                                      -------   -------   ------     -------
                                      $26,020     $ 28     $(981)    $25,067
                                      =======   =======   ======     =======
                                                 December 31, 1996
                                     ----------------------------------------
Held-to-Maturity:
U.S. Government agencies              $ 2,600     $  9               $ 2,609
FHLB certificates of deposit            6,000                          6,000
                                      -------     ----     -----     -------
  U.S. Government agencies and other    8,600        9                 8,609
                                      -------     ----     -----     -------
GNMA fixed and adjustable rate          2,092       31     $  (1)      2,122
FNMA and FHLMC adjustable rate          5,787       28       (79)      5,736
FNMA and FHLMC 7 yr and FHLMC
  5 yr balloons                        14,965      143        (3)     15,105
FNMA and FHLMC REMIC certificates       4,384                (13)      4,371
                                      -------     ----     -----     -------
  Mortgage-backed securities           27,228      202       (96)     27,334
                                      -------     ----     -----     -------
                                      $35,828     $211     $ (96)    $35,943
                                      =======     ====     =====     =======
Available-for-Sale:
U.S. Treasuries and U.S.
  Government agencies                 $20,024     $ 94     $(115)    $20,003
Kemper U.S. Government bond
  mutual fund                           5,996               (814)      5,182
                                      -------     ----     -----     -------
                                      $26,020     $ 94     $(929)    $25,185
                                      =======     ====     =====     =======

A comparison of the amortized cost and estimated fair values of held-to-maturity and available-for-sale investment securities by contractual maturities at March 31, 1997, is shown below. Estimated maturities may differ from contractual maturities as some securities have call or prepayment options.
(Dollars in thousands)
(Unaudited)                                           March 31, 1997
                                                ---------------------------
                                                Amortized         Estimated
                                                  Cost            Fair Value
                                                ---------         ----------
Held-to-Maturity:
Due in 1 year or less                            $ 3,500           $ 3,500
Due after 1 year through 2 years                     600               601
Due after 2 years through 5 years                  6,850             6,823
Due after 5 years through 7 years                  4,000             3,975
Mortgage-backed securities                        24,830            24,720
                                                 -------           -------
                                                 $39,780           $39,619
                                                 =======           =======
Available-for-Sale:
Due in 1 year or less                            $14,062           $13,983
Due after 1 year through 2 years                   1,968             1,970
Due after 2 years through 5 years                  3,994             3,998
Kemper U.S. Government bond mutual fund            5,996             5,116
                                                 -------           -------
                                                 $26,020           $25,067
                                                 =======           =======

During the three months ended March 31, 1997 and March 31, 1996, no investment securities were sold.

Regulatory Capital -- United Savings Bank (the Bank), the wholly owned regulated thrift institution of the Holding Company is required to meet three FIRREA-enacted capital regulations: (1) a tangible capital requirement (stockholders' equity adjusted for the effects of intangibles, investments and advances to "nonincludable" subsidiaries and other factors) equal to not less than 1.5% of tangible assets (as defined in the regulations), (2) a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other defined factors equal to not less than 3% of tangible assets, and (3) a risk-based capital requirement equal to 8% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. For example, cash and securities backed by the full faith and credit of the U.S. Government are risk-weighted at 0% of book value, while repossessed assets and delinquent loans over 90 days past due are assigned a 100% factor, or a risk-weighting equal to their book value. The Bank's total risk-weighted assets at March 31, 1997 were approximately $37,021,000.

The following table demonstrates as of March 31, 1997, the extent to which the Bank exceeds in dollars and in percent, the three minimum regulatory capital requirements:
(Dollars in thousands)
(Unaudited)                                Regulatory Capital
                                ----------------------------------------
                                 Actual         Requirement      Excess
                                --------        -----------     --------
Tangible capital:
   $ Amount                      $14,911           $1,473        $13,438
   % of tangible assets            15.2%             1.5%          13.7%
Core capital:
   $ Amount                      $14,911           $2,946        $11,965
   % of tangible assets            15.2%             3.0%          12.2%
Risk-based capital:
   $ Amount                      $14,946           $2,962        $11,984
   % of risk-weighted assets       40.4%             8.0%          32.4%

Stockholders' equity as shown on the Company's consolidated financial statements differs from tangible, core and risk-based regulatory capital at the date indicated as follows:
(Dollars in thousands)
(Unaudited)
                                                        March 31, 1997
                                                        --------------
       Consolidated stockholders' equity                    $24,398
       Parent holding company stockholders' equity           (9,158)
                                                            -------
         Bank stockholders' equity                           15,240
       Non-includable investments and notes
         of Bank subsidiary                                    (379)
       Unrealized loss on debt investment securities
         available-for-sale                                      50
                                                            -------
         Tangible and core Bank capital                      14,911
       Reserve for possible loan losses                          75
       Other assets required to be deducted                     (40)
                                                            -------
         Risk-based capital                                 $14,946
                                                            =======

The Office of Thrift Supervision (OTS) is responsible for insuring that capital standards reflect interest rate risk (IRR), defined as the potential for the reduction of earnings and stockholders' equity resulting from changes in market interest rates. The OTS has delayed implementation of a proposed capital deduction for savings institutions with a greater than normal level of IRR as calculated by the OTS Net Portfolio Value Model. Due to its current capital position, most recent OTS calculated IRR and proposed exemption criteria, the Bank would not have an IRR capital adjustment.

Failure to comply with applicable regulatory capital requirements can result in capital directives from the director of the OTS, restrictions on growth, and other limitations on a savings association's operations.

The following table sets forth for the first quarter 1997, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities.
(Dollars in thousands-unaudited)        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Mortgage loans (net of LIP)             $ 31,421         $  733      9.33%
Non-mortgage loans                         3,700             82      8.87%
                                        --------         ------      -----
  Loans receivable                        35,121            815      9.28%
Mortgage-backed securities                25,985            422      6.50%
Investments-other                         36,571            549      6.01%
Interest-earning deposits                  3,015             39      5.17%
                                        --------         ------      -----
  Total interest-earning assets          100,692         $1,825      7.25%
                                                         ======      =====
Non-earning assets                         3,650
                                        --------
  Total assets                          $104,342
                                        ========
DEPOSITS & BORROWINGS
NOW and money market accounts           $  8,754         $   64      2.92%
Savings deposits                          29,190            253      3.47%
Time deposits                             39,672            529      5.33%
                                        --------         ------      -----
  Total deposits                          77,616            846      4.36%
FHLB advances                                341              5      5.87%
                                        --------         ------      -----
  Total interest-bearing liabilities    $ 77,957         $  851      4.37%
                                        ========         ======      =====
STOCKHOLDERS' EQUITY                    $ 24,931
Unrealized loss on securities
  available-for-sale                        (501)
                                        --------
  Total stockholders' equity            $ 24,430
                                        ========
Net interest-earning assets             $ 22,735
Net interest income                                      $  974
Net interest spread (1)                                  ======      2.88%
Net interest margin (2)                    3.87%                     =====
Net income                                               $  362
Return on average assets (3)               1.39%         ======
Return on average equity (4)               5.93%
Equity to average assets ratio (5)        23.41%
Dividend payout ratio (6)                    79%
Interest-earning assets to
 interest-bearing liabilities ratio        1.29
Net income per share                    $   .30
Cash dividends paid                     $   287

(1) Average yield interest-earning assets minus average rate interest-bearing liabilities
(2) Net interest income divided by average interest-earning assets
(3) Net income divided by average total assets
(4) Net income divided by average equity
(5) Average equity divided by average total assets
(6) Dividends paid per share divided by net income per share

The following table sets forth for the first quarter 1996, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities.
(Dollars in thousands-unaudited)        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Mortgage loans (net of LIP)             $ 28,433         $  655      9.22%
Non-mortgage loans                         1,670             39      9.34%
                                        --------         ------      -----
  Loan receivable                         30,103            694      9.22%
Mortgage-backed securities                36,378            567      6.24%
Investments-other                         35,539            533      6.00%
Interest-earning deposits                  2,642             35      5.30%
                                        --------         ------      -----
  Total interest-earning assets          104,662         $1,829      6.99%
                                                         ======      =====
Non-earning assets                         4,284
                                        --------
  Total assets                          $108,946
                                        ========
DEPOSITS & BORROWINGS
NOW and money market accounts           $  8,427         $   63      2.99%
Savings deposits                          31,939            280      3.51%
Time deposits                             38,426            526      5.48%
                                        --------         ------      -----
  Total deposits                          78,792            869      4.41%
FHLB advances                              4,017             58      5.78%
                                        --------         ------      -----
  Total interest-bearing liabilities    $ 82,809         $  927      4.48%
                                        ========         ======      =====
STOCKHOLDERS' EQUITY                    $ 24,991
Unrealized loss on securities
  available-for-sale                        (224)
                                        --------
  Total stockholders' equity            $ 24,767
                                        ========
Net interest-earning assets             $ 21,853
Net interest income                                      $  902
Net interest spread (1)                                  ======      2.51%
Net interest margin (2)                    3.45%                     =====
Net income                                               $  315
Return on average assets (3)               1.16%         ======
Return on average equity (4)               5.09%
Equity to average assets ratio (5)        22.73%
Dividend payout ratio (6)                    83%
Interest-earning assets to
 interest-bearing liabilities ratio        1.26
Net income per share                    $   .26
Cash dividends paid                     $   263

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

(1) MATERIAL CHANGES IN FINANCIAL CONDITION.  COMPARISON OF THE
    THREE-MONTH PERIOD FROM DECEMBER 31, 1996, TO MARCH 31, 1997.
(Dollars in thousands)
(Unaudited, except December 31)

                                      Selected Financial Condition Recap
                                    ---------------------------------------
                                     March 31,      December 31,
                                       1997            1996        Change
                                    -----------     ------------  ---------
   Total assets                       $107,723        $103,837    $  3,886
   Cash and cash equivalents             2,844           2,934         (90)
   Investments (held-to-maturity)       39,780          35,828       3,952
   Investments (available-for-sale)     25,067          25,185        (118)
   Loans receivable, net                35,613          35,176         437
   Real estate owned                       416             425          (9)
   FHLB stock                              505             379         126
   Other assets                          3,498           3,910        (412)
   Deposits                             77,031          78,697      (1,666)
   FHLB advances                         5,000                       5,000
   Other liabilities                     1,294             724         570
   Total liabilities                    83,325          79,421       3,904
   Stockholders' equity, net            24,398          24,416         (18)

General -- Assets increased $3.9 million, or 4%, to $107.7 million. The primary reason for this change was $5.0 million of new FHLB advances, the cash flows from which were utilized to purchase investment securities. In addition, deposits decreased $1.6 million, or 2%, to $77.0 million.

Investments -- During the first quarter of 1997, securities held-to-maturity increased $4.0 million, or 11%, to $39.8 million. Six million dollars of FHLB certificates of deposits matured and $2.4 million of mortgage-backed securities principal was received. During the first quarter of 1997, a $3.5 million FHLB certificate of deposit and $8.9 million of medium-term (4 to 7 year) callable FHLB notes were purchased.

Loans Receivable -- For the three months ended March 31, 1997, net loans receivable increased $.4 million, or 1%, as follows: (Unaudited)

   Loans originated for portfolio    $ 2.8 million
   Sales of portfolio loans            (.2)   "
   Payments and payoffs               (3.2)   "
   Other changes                       1.0    "
                                     -----
        Net increase                 $  .4 million
                                     =====

During the three months ended March 31, 1997, $2.3 million of loans were originated for sale and $2.9 million of loans were sold to the secondary market.

Loans receivable at the dates indicated consisted of the following:
(Dollars in thousands)
(Unaudited, except December 31, 1996)          March 31,        December 31,
                                           1997         1996         1996
   Conventional:                          --------    --------     --------
     1-4 family residential units         $15,755     $13,375      $15,445
     5 or more family residential units     5,797       3,905        4,497
     Construction                           2,866       2,392        4,620
     Commercial and other                   2,976       2,540        3,077
   FHA insured or VA guaranteed loans       5,409       6,963        5,530
   Home equity loans                          889         914        1,132
   Loans to depositors, savings secured        73         104           92
   Recreational vehicle and auto loans      1,256         170        1,239
   Other non-mortgage loans                 1,268         194        1,251
                                          -------     -------      -------
                                           36,289      30,557       36,883
    Less:
     Discounts on loans                         4           7            4
     Reserve for possible loan losses          75          75           75
     Loans in process                         597         984        1,628
                                          -------     -------      -------
                                          $35,613     $29,491      $35,176
                                          =======     =======      =======

Real Estate Owned -- The $9,000, or 2%, decrease was due to additional depreciation for properties held for investment. At March 31, 1997, approximately $376,000, or 90%, of real estate owned was comprised of two 24-unit apartment complexes in Glendive, Montana, owned as depreciating investments by the Bank's wholly-owned subsidiary. In addition, the Bank held $40,000 of real estate held for sale consisting of two Great Falls commercial lots.

FHLB Stock -- FHLB stock increased $126,000, or 33%, to $505,000. An additional minimum stock purchase was required due to the increase in the Bank's loans receivable during 1996.

Other Assets -- This category decreased $.4 million, or 10%, to $3.5 million. During the the first quarter of 1997 loans receivable contracted for sale to the secondary market decreased $.6 million from $1.2 million to $.6 million.

Deposits -- Deposits decreased $1.6 million, or 2%, to $77.0 million. The Bank's average cost of deposits for the first three months of 1997 was 4.36%, compared to an average cost of 4.41% for the same three months in 1996. The Bank's cost of deposits was 4.46% at March 31, 1997, 4.45% at December 31, 1996, and 4.46% at March 31, 1996.

The following table indicates the amounts and maturities of time certificates of deposit of $100,000 or more outstanding as of March 31, 1997:
(Dollars in thousands) (Unaudited)
                  Maturity                            Amount
                  --------                            ------
                   3 months or less                   $  816
                  >3 months through 6 months             746
                  >6 months through 1 year               864
                  >1 year                              1,632
                                                      ------
                                                      $4,058
                                                      ======

FHLB Advances -- At the end of the first quarter of 1997, the Bank incurred a $5.0 million, 5.90% fixed rate advance due in mid-October 1997.

Other liabilities -- This category totalled $1.3 million on March 31, 1997, compared to $.7 million at December 31, 1996. The $.7 million, or 79%, change was primarily due to increases in income taxes payable and advance payments by borrowers for taxes and insurance.

Stockholders' Equity -- The $18,000 decrease in stockholders' equity was comprised of $.4 million of net income, less $.3 million of cash dividends paid and a $.1 million increase in the unrealized loss adjustment for available-for-sale securities. Book value per share was $19.94 at March 31, 1997, and $19.96 per share at December 31, 1996. Stockholders' equity ratio (stockholders' equity divided by assets) was 22.6% at March 31, 1997, compared to 23.5% at December 31, 1996. The ratio of average interest-earning assets to average interest-bearing liabilities was 1.29 and 1.26 for the first three months of 1997 and 1996, respectively.

Asset Quality and Loss Reserves -- Nonperforming assets consisting of non-accrual uninsured loans, accruing uninsured loans past due over 90 days, restructured loans, and all real estate owned-held for sale (REO/HFS) were approximately: $41,000 at March 31, 1997, and $58,000 at December 31, 1996, representing .04% and .06% of total assets, respectively.

At March 31, 1997 and December 31, 1996, total loan loss reserves were approximately $75,000. Loan loss reserves as a percentage of nonperforming assets at March 31, 1997 and December 31, 1996, were 186% and 130%, respectively. Loan loss reserves as a percentage of all uninsured loans and REO/HFS at March 31, 1997 and December 31, 1996, were approximately .25%.

Federal regulations require the Bank to classify its assets as substandard (distinct possibility that some loss will be sustained), doubtful (high likelihood of loss), and loss (uncollectible). At March 31, 1997 and December 31, 1996, the Bank's substandard assets were approximately $40,000, with no asset classified as doubtful or loss.

Given the continuing low level of nonperforming and classified assets and the sale of a large percentage of new loan production, no loss provision expense was deemed necessary (i.e. both probable and estimable) for the quarter ended March 31, 1997. In 1996, loans receivable increased approximately $1.2 million as a result of new recreational vehicle consumer loans. Future loan loss provision may be necessary for these loans.

(2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THE
     THREE MONTHS ENDED MARCH 31, 1997, AND MARCH 31, 1996.
(Dollars in thousands)
(Unaudited)
                                                   INCOME RECAP
                                           Three Months Ended March 31,
                                          ------------------------------
                                           1997        1996       Change
                                          ------      ------      ------
   Interest income                        $1,825      $1,829       $ (4)
   Interest expense                          851         927        (76)
                                          ------      ------       ----
     Net interest income                     974         902         72
   Noninterest income                        141         149         (8)
   Noninterest expense                       535         549        (14)
                                          ------      ------       ----
     Income before income taxes              580         502         78
   Provision for income taxes                218         187         31
                                          ------      ------       ----
     Net income                           $  362      $  315       $ 47
                                          ======      ======       ====

General -- Net income for the first quarter of 1997 was $362,000, a $47,000, or 15%, increase over the same period in 1996. This improvement resulted from higher net interest income due to lower interest expense and a reduction in noninterest expense due to lower FDIC/SAIF deposit insurance rates.

The first quarter 1997 return on average assets was 1.39%, compared to 1.16% for the same 1996 quarter. Based on weighted average shares outstanding, first quarter 1997 net income was $.30 per share, compared to $.26 per share for the same 1996 quarter.

Interest Income and Expense -- Compared to the same 1996 quarter, average first quarter 1997 interest-earning assets decreased $4.0 million, or 4%. However, due to higher yields on loans and mortgage-backed securities, the first quarter 1997 average yield for all interest-earning assets increased to 7.25%, compared to 6.99% for the same 1996 quarter. As a result, first quarter 1997 interest income decreased only $4,000.

Compared to the same 1996 quarter, first quarter 1997 average deposits decreased $1.2 million, or 2%. The decrease in average balances, together with a decrease in deposit costs resulted in a $23,000, or 3%, reduction in deposit interest expense. The average cost of deposits was 4.36% for the first quarter of 1997, compared to 4.41% for the same 1996 quarter. First quarter 1997 average FHLB advances were $341,000, average cost was 5.87%, and interest expense was $5,000. This compares with $4.0 million of average FHLB advances, a 5.78% average cost, and $58,000 of interest expense in the same 1996 quarter. The first quarter 1997 cost of all interest-bearing liabilities was 4.37%, compared to 4.48% for the same quarter in 1996.

Net Interest Income -- This category increased $72,000, or 8%, for the reasons cited above. Net interest spread (the difference between the average yield on interest-earning assets less the average cost of interest-bearing liabilities) was 2.88% for the first quarter of 1997, compared to 2.51% for the same 1996 quarter. Net interest margin (net interest income divided by average interest-earning assets) improved to 3.87% for the first quarter of 1997, compared to 3.45% for the same 1996 quarter.

Noninterest Income -- During the first quarter of 1997, noninterest income decreased $8,000, or 6% to $141,000. The primary reason for this change was a $6,000, or 7%, decrease in loan origination fees and discounts income.

Noninterest Expense -- This category decreased $14,000, or 3%, due primarily to a $33,000, or 72%, reduction in FDIC/SAIF deposit insurance premium expense. This change was the result of a decrease in assessment rates from 23 to 6.5 basis points per $100 of insured deposits. Offsetting was a $16,000, or 5%, increase in salaries and employee benefits, and a $5,000, or 9%, increase in net occupancy and equipment expense.

Income Taxes -- First quarter 1997 income before taxes was $580,000, a $78,000, or 16%, increase from the $502,000 earned for the same 1996 quarter. Income taxes increased $31,000, or 17%, to $218,000.

                          PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS.

There are no pending material legal proceedings to which the registrant or its subsidiary is a party.

ITEM 2  CHANGE IN SECURITIES.

None.

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



Date       May 2, 1997                      /s/ Bruce K. Weldele
      -------------------------             ----------------------------
                                            Bruce K. Weldele
                                            President, CEO and
                                            Chairman of the Board
                                            of Directors



Date       May 2, 1997                      /s/ G. Brent Marvosh
     --------------------------             -----------------------------
                                            G. Brent Marvosh, CPA
                                            Vice President-Finance
                                            and Treasurer
                                            (Principal Finance and
                                            Accounting Officer)