Form 10-Q
period 1997-06-30
UNITED FINANCIAL CORP \MN\
filed 1997-08-13
CIK 1011309

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997


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

                        Yes [X]      No [ ]


The number of shares of registrant's no par value common stock outstanding on June 30, 1997, was 1,223,312. No preferred shares were outstanding. registrant's common stock is traded Over-The-Counter on the NASDAQ National Market System, symbol UBMT.

                          UNITED FINANCIAL CORP.
                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS

      Consolidated Statements of Financial Condition at June
      30, 1997, June 30, 1996 and December 31, 1996                      1

      Consolidated Statements of Income - Three Months Ended             2
      June 30, 1997 and June 30, 1996

      Consolidated Statements of Income - Six Months Ended               2
      June 30, 1997 and June 30, 1996

      Consolidated Statements of Cash Flows - Six Months Ended           3
      June 30, 1997 and June 30, 1996

      Consolidated Statement of Changes in Stockholders'                 4
      Equity - Six Months Ended June 30, 1997

      Notes to Consolidated Financial Statements                         5

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             15
          CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS                                             21

   ITEM 2 CHANGE IN SECURITIES                                          21

   ITEM 3 DEFAULTS ON SENIOR SECURITIES                                 21

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS         21

   ITEM 5 OTHER INFORMATION                                             21

   ITEM 6 EXHIBITS                                                      21

   REPORTS ON FORM 8-K                                                  21


SIGNATURES                                                              22

PART I - FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
UNITED FINANCIAL CORP.-CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except equity/assets, share and per share data)
(Unaudited, except December 31)                   June 30,      December 31,
                                               1997      1996        1996
ASSETS                                       --------  --------  ------------
Cash and cash equivalents:
  Cash and amounts due from banks            $    749  $    421      $    921
  Interest-earning deposits with banks          1,668       347         2,013
                                             --------  --------      --------
                                                2,417       768         2,934
Investments:
  Securities held-to-maturity                  38,857    34,123        35,828
  Securities available-for-sale                25,248    33,595        25,185
                                             --------  --------      --------
                                               64,105    67,718        61,013
Loans receivable, net                          34,335    30,977        35,176
Premises and equipment, net                     1,390     1,447         1,407
Real estate owned                                 367       674           425
Accrued interest receivable                     1,107       902           817
FHLB stock, at cost                               514       379           379
Other assets                                    1,365     1,330         1,686
                                             --------  --------      --------
                                             $105,600  $104,195      $103,837
                                             ========  ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  NOW and money market accounts              $  7,996  $  8,302      $  8,669
  Savings deposits                             26,973    30,421        29,918
  Time deposits                                39,090    39,881        40,110
                                             --------  --------      --------
                                               74,059    78,604        78,697
FHLB advances                                   5,950       200
Accrued interest payable                          245       213            66
Advance payments by borrowers for
 taxes and insurance                              320       271           211
Income taxes payable                              261       255           259
Other liabilities                                 173       145           188
                                             --------  --------      --------
                                               81,008    79,688        79,421
Stockholders' equity:
  Preferred stock, no par value
    (2,000,000 shares authorized;
     none outstanding)
  Common stock, no par value
    (8,000,000 shares authorized;
     1,223,312 outstanding)                     8,849     1,223         1,223
  Paid-in capital                                         7,626         7,626
  Retained earnings-partially restricted       16,217    16,229        16,060
  Unrealized loss on securities
     available-for-sale                          (474)     (571)         (493)
                                             --------  --------      --------
                                               24,592    24,507        24,416
                                             --------  --------      --------
                                             $105,600  $104,195      $103,837
                                             ========  ========      ========
Equity/Assets                                   23.3%     23.5%         23.5%
Book Value/Share                               $20.10    $20.03        $19.96

UNITED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)
                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        1997      1996        1997       1996
                                      --------  --------    --------   -------
Interest Income:
 Loans                                $  806     $  700     $1,621     $1,394
 Mortgage-backed securities              392        475        815      1,043
 Investment securities                   663        501      1,211      1,034
 Interest-earning deposits                29         76         68        110
                                      ------     ------     ------     ------
                                       1,890      1,752      3,715      3,581
Interest Expense:
 Deposits                                834        867      1,680      1,736
 FHLB advances                            75          1         80         59
                                      ------     ------     ------     ------
                                         909        868      1,760      1,795

   Net interest income                   981        884      1,955      1,786
Provision for losses on loans
                                      ------     ------     ------     ------
   Net interest income after
    provision for losses on loans        981        884      1,955      1,786

Noninterest Income:
 Fees and discounts                       91         98        176        189
 FHLB stock dividends                     10          7         17         16
 Investment securities sales,
   net gain                                         132                   132
 Other income                             48         65         97        114
                                      ------     ------     ------     ------
                                         149        302        290        451

Noninterest Expense:
 Salaries and employee benefits          304        284        605        569
 Net occupancy and equipment expense      66         60        132        121
 Data processing expense                  22         23         46         45
 FDIC/SAIF deposit insurance premium      12         45         25         90
 Other expenses                          124        135        255        271
                                      ------     ------     ------     ------
                                         528        547      1,063      1,096
                                      ------     ------     ------     ------
   Income before income taxes            602        639      1,182      1,141
Provision for income taxes               226        239        444        426
                                      ------     ------     ------     ------
   Net income                         $  376     $  400     $  738     $  715
                                      ======     ======     ======     ======

Net income per share                    $.31       $.33       $.60       $.59

UNITED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS                       Six Months Ended
(Dollars in thousands)                                          June 30,
(Unaudited)                                                ------------------
                                                             1997      1996
Operating Activities:                                      --------  --------
Net income                                                  $   738   $   715
Adjustments to reconcile net cash
  provided by operating activities:
  Depreciation and amortization of Bank
   premises and equipment                                        57        58
  Depreciation of real estate held for investment                18        19
  Investment securities net accretion                           (43)     (126)
  Sales of available-for-sale securities, net gain                       (132)
  Loans originated for the secondary market                  (4,221)   (5,729)
  Proceeds from secondary market loan sales                   4,538     5,617
  FHLB stock dividends                                          (17)      (16)
  Net change in income taxes payable                              2        (6)
  Net change in accrued interest receivable                    (290)       14
  Net change in accrued interest payable                        179       145
  Net change in other assets                                    (40)      120
  Net change in other liabilities                               (15)     (265)
                                                            -------   -------
   Net cash provided by operating activities                    906       414
Investing Activities:
Purchases of held-to-maturity securities                    (17,350)   (8,324)
Proceeds from matured and called held-to-maturity securities 10,100     1,000
Mortgage-backed securities principal collections              4,264    16,459
Purchases of available-for-sale securities                   (2,000)   (6,908)
Proceeds from matured and called available-for-sale
  securities                                                  2,000     5,000
Proceeds from sales of available-for-sale securities                    3,139
Loans originated for portfolio                               (7,318)   (7,239)
Loan principal collections                                    7,259     5,037
Proceeds from sales of portfolio loans                        1,152     1,885
All other changes in loans, net                                (252)     (375)
Purchases of premises and equipment                             (40)      (11)
Net change in real estate owned                                  40      (135)
Proceeds from redemption of FHLB stock                                    114
FHLB stock purchase                                            (118)
                                                            -------   -------
   Net cash (used) provided by investing activities          (2,263)    9,642
Financing Activities:
Net (decrease) increase in deposits                          (4,638)      313
Net increase (decrease) in FHLB advances                      5,950   (10,300)
Net increase in advance escrow payments by borrowers            109        47
Capitalized holding company formation costs                               (37)
Cash dividends paid                                            (581)     (532)
                                                            -------   -------
   Net cash provided (used) by financing activities             840   (10,509)
                                                            -------   -------
(Decrease) in cash and cash equivalents                        (517)     (453)
Cash and cash equivalents at beginning of year                2,934     1,221
                                                            -------   -------
   Cash and cash equivalents at end of period               $ 2,417   $   768
Supplemental Cash Flow Disclosure:                          =======   =======
----------------------------------
Cash payments for interest                                  $ 1,590   $ 1,649
Cash payments for income taxes                              $   442   $   263

UNITED FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited, except December 31)

                                     Six Months Ended June 30, 1997
                             ----------------------------------------------
                                                        Unrealized
                                                          holding
                                                           gains
                             Common   Paid-In   Retained  (losses)
                             Stock    Capital   Earnings    net      Total
                             -------  -------   --------  --------  -------
Balance-December 31, 1996    $1,223   $7,626    $16,060    $(493)   $24,416
 Net income                                         738                 738
 Cash dividends paid
   ($.475 per share)                               (581)               (581)
 Decrease in unrealized loss
   on investment securities
   available-for-sale                                         19         19
 Elimination of par value     7,626   (7,626)
                             ------   -------   -------    -----    -------
Balance-June 30, 1997        $8,849             $16,217    $(474)   $24,592
                             ======   =======   =======    =====    =======

                            UNITED FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

General -- United Financial Corp. (the Holding Company), a Minnesota corporation formed in 1996, is a unitary savings bank holding company headquartered in Great Falls, Montana. United Financial Corp.'s wholly owned subsidiary, United Savings Bank, F.A. (the Bank) is a federally chartered stock savings bank. The Bank's wholly owned subsidiary, Community Service Corporation, a Montana corporation formed in 1974, owns and manages real estate held for investment. The Holding Company (or Parent), the Bank, and the Bank's subsidiary are collectively referred to as the Company. The Bank's Great Falls Montana headquarters serves its primary market, the Great Falls metropolitan area. Full service branches are located in Shelby, Glendive and Havre, Montana. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) - Savings Association Insurance Fund (SAIF). The Bank is a member of the Federal Home Loan Bank (FHLB) of Seattle, Washington, and is subject to comprehensive supervision, regulation and examination by the Office of Thrift Supervision (OTS) and the FDIC.

Basis of Presentation -- The Company's consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, changes in stockholders' equity, and changes in cash flows for the periods disclosed. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results anticipated for the year ended December 31, 1997. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in the Company's annual report and Form 10-K for the year ending December 31, 1996.

Merger Announcement -- On June 24, 1997, a joint press release announced that United Financial Corp. and Heritage Bancorporation had signed a letter of intent to merge. Heritage Bancorporation is the parent company of Heritage Bank, FSB, a Great Falls, Montana federally chartered savings bank with $69 million in assets. A combination of United Financial Corp. and Heritage would create a banking institution with approximately $177 million in assets, $81 million in loans, $137 million in deposits and $29 million in stockholders' equity.

Under the terms of the letter of intent, United Financial Corp. and Heritage will merge in a tax-free reorganization pursuant to which United Financial Corp. shareholders will own 72% of the combined entity and Heritage shareholders will own 28% of the combined entity. The parties have agreed that the bank holding company which results from the merger will be called United Financial Corp. and that the resulting bank will be called Heritage Bank.

The merger has been approved by the Boards of Directors of both companies with the effective date expected to be in the fourth quarter of 1997, pending the exercise of due diligence, regulatory approval and a favorable vote by shareholders.

Stockholders' Equity -- On April 23, 1997, the shareholders of the Company approved a resolution which amended the Company's Articles of Incorporation and changed the par value of the Company's common stock and preferred stock from $1.00 par value to no par value. As a result, the Company's additional paid-in capital account has been combined with common stock as presented in the Consolidated Statement of Changes in Stockholders' Equity. In addition, the Stockholders' Equity section of the Company's Consolidated Statements of Financial Condition reflect no par value for preferred and common stock.

Cash Equivalents -- For purposes of the Consolidated Statements of Cash Flows, all cash, daily interest and noninterest-bearing deposits with banks are classified as cash equivalents.

Computation of Net Income Per Share -- Net income or earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the quarters and six months ended June 30, 1997, and June 30, 1996, were 1,223,312.

Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings per Share," was issued in February 1997. This Statement will replace the presentation of primary earnings per share (EPS) with a presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stocks were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Statement No. 128 is effective for the Company for periods ending after December 15, 1997. Once effective, all prior period EPS data presented must be restated to conform to the provisions of the Statement. Since the Company has never had employee stock options or any other provisions whereby common stock could be exercised or converted into additional common stock, the adoption of Statement No. 128 is not expected to have a material impact on the calculation of EPS.

Dividends Declared -- On April 23, 1997, the Board of Directors of the Holding Company declared a second-quarter 1997 cash dividend of $.24 per share, paid May 26, 1997, to shareholders of record on May 12, 1997. On July 28, 1997, the Board of Directors of the Holding Company declared a third-quarter 1997 cash dividend of $.245 per share, payable August 25, 1997, to shareholders of record on August 11, 1997.

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

Based upon the Bank's 1996 year-end "1A" FDIC risk classification, the Bank's semi-annual FDIC/SAIF assessment rate, beginning January 1, 1997, decreased from 23 basis points to 6.5 basis points per $100 of insured deposits. Most commercial banks, now insured under the FDIC/Bank Insurance Fund (BIF), began paying 1.3 basis points per $100 of insured deposits. For the second half of 1997 the Bank's FDIC/SAIF assessment rate will be 6.3 basis points and BIF members will pay 1.26 basis points. In addition, this new law provides for the merger of the BIF/SAIF insurance funds on January 1, 1999, provided the bank and savings association charters have been merged by that date.

Now being debated in the U.S. Congress and Senate are several "Banking" and "Financial Modernization" bills that include such issues as thrift and thrift holding company charter changes, conversion of thrifts to national bank charter status, changes in bank holding company powers, merger of the BIF and SAIF FDIC insurance funds, consolidation of federal regulatory agencies, "modernization" of the FHLB system, branch banking and several other "consumer" and regulatory issues. What final form, and impact, this type of legislation and other potential changes in federal law regarding interstate banking and branching, Glass-Stegall Act revisions, the continued consolidation of the banking industry and other regulatory changes will have on the Bank's operations cannot be predicted at this time.

Debt and Equity Investment Accounting -- FASB Statement No. 115, "Accounting for Investments in Certain Debt and Equity Securities" addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. Statement No. 115 requires that the Company's investments be classified into the following three categories and accounted for as follows:

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

A comparison of the amortized cost and estimated fair value of investment securities at the dates indicated is as follows:
(Dollars in thousands)                           June 30, 1997
(Unaudited, except December 31)      ----------------------------------------
                                                 Gross     Gross    Estimated
                                     Amortized  Unreal.   Unreal.     Fair
                                       Cost      Gains    Losses      Value
Held-to-Maturity:                    ---------  -------   --------   -------
U.S. Government agencies              $15,850     $ 82     $  (3)    $15,929

GNMA fixed and adjustable rate          1,925       39                 1,964
FNMA and FHLMC adjustable rate          5,627       56       (80)      5,603
FNMA and FHLMC 7 yr and
  FHLMC 5 yr balloons                  13,719       79        (6)     13,792
FNMA and FHLMC REMIC certificates       1,736                 (5)      1,731
                                      -------   -------   ------     -------
  Mortgage-backed securities           23,007      174       (91)     23,090
                                      -------   -------   ------     -------
                                      $38,857     $256     $ (94)    $39,019
                                      =======   =======   ======     =======
Available-for-Sale:
U.S. Treasuries and U.S.
  Government agencies                 $20,024     $ 63     $ (45)    $20,042
Kemper U.S. Government bond
  mutual fund                           5,996               (790)      5,206
                                      -------   -------   ------     -------
                                      $26,020     $ 63     $(835)    $25,248
                                      =======   =======   ======     =======
                                                 December 31, 1996
                                     ----------------------------------------
Held-to-Maturity:
U.S. Government agencies              $ 2,600     $  9               $ 2,609
FHLB certificates of deposit            6,000                          6,000
                                      -------     ----     -----     -------
  U.S. Government agencies and other    8,600        9                 8,609
                                      -------     ----     -----     -------
GNMA fixed and adjustable rate          2,092       31     $  (1)      2,122
FNMA and FHLMC adjustable rate          5,787       28       (79)      5,736
FNMA and FHLMC 7 yr and FHLMC
  5 yr balloons                        14,965      143        (3)     15,105
FNMA and FHLMC REMIC certificates       4,384                (13)      4,371
                                      -------     ----     -----     -------
  Mortgage-backed securities           27,228      202       (96)     27,334
                                      -------     ----     -----     -------
                                      $35,828     $211     $ (96)    $35,943
Available-for-Sale:                   =======     ====     =====     =======
U.S. Treasuries and U.S.
  Government agencies                 $20,024     $ 94     $(115)    $20,003
Kemper U.S. Government bond
  mutual fund                           5,996               (814)      5,182
                                      -------     ----     -----     -------
                                      $26,020     $ 94     $(929)    $25,185
                                      =======     ====     =====     =======

A comparison of the amortized cost and estimated fair values of held-to-maturity and available-for-sale investment securities by contractual maturities at June 30, 1997, is shown below. Estimated maturities may differ from contractual maturities as some securities have call or prepayment options.
(Dollars in thousands)
(Unaudited)                                           June 30, 1997
                                                ---------------------------
                                                Amortized         Estimated
                                                  Cost            Fair Value
                                                ---------         ----------
Held-to-Maturity:
Due after 2 years through 5 years                $11,850           $11,911
Due after 5 years through 7 years                  4,000             4,018
Mortgage-backed securities                        23,007            23,090
                                                 -------           -------
                                                 $38,857           $39,019
                                                 =======           =======
Available-for-Sale:
Due in 1 year or less                            $14,057           $14,030
Due after 1 year through 2 years                   1,973             1,984
Due after 2 years through 5 years                  3,994             4,028
Kemper U.S. Government bond mutual fund            5,996             5,206
                                                 -------           -------
                                                 $26,020           $25,248
                                                 =======           =======

During the six months ended June 30, 1997, no investment securities were sold. During the six months ended June 30, 1996, one available-for-sale investment security with a book value of $3,007,100 was sold realizing a gain of $132,400.

Regulatory Capital -- United Savings Bank (the Bank), the wholly owned regulated thrift institution of the Holding Company is required to meet three FIRREA-enacted capital regulations: (1) a tangible capital requirement (stockholders' equity adjusted for the effects of intangibles, investments and advances to "nonincludable" subsidiaries and other factors) equal to not less than 1.5% of tangible assets (as defined in the regulations), (2) a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other defined factors equal to not less than 3% of tangible assets, and (3) a risk-based capital requirement equal to 8% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. For example, cash and securities backed by the full faith and credit of the U.S. Government are risk-weighted at 0% of book value, while repossessed assets and delinquent loans over 90 days past due are assigned a 100% factor, or a risk-weighting equal to their book value. The Bank's total risk-weighted assets at June 30, 1997 were approximately $36.4 million.

The following table demonstrates as of June 30, 1997, the extent to which the Bank exceeds in dollars and in percent, the three minimum regulatory capital requirements:
(Dollars in thousands)
(Unaudited)                                Regulatory Capital
                                ----------------------------------------
                                 Actual         Requirement      Excess
                                --------        -----------     --------
Tangible capital:
   $ Amount                      $14,977           $1,440        $13,537
   % of tangible assets            15.6%             1.5%          14.1%
Core capital:
   $ Amount                      $14,977           $2,879        $12,098
   % of tangible assets            15.6%             3.0%          12.6%
Risk-based capital:
   $ Amount                      $15,052           $2,914        $12,138
   % of risk-weighted assets       41.3%             8.0%          33.3%

Stockholders' equity as shown on the Company's consolidated financial statements differs from tangible, core and risk-based regulatory capital at the date indicated as follows:
(Dollars in thousands)
(Unaudited)
                                                        June 30, 1997
                                                        --------------
       Consolidated stockholders' equity                    $24,592
       Parent holding company stockholders' equity           (9,258)
                                                            -------
         Bank stockholders' equity                           15,334
       Non-includable investments and notes
         of Bank subsidiary                                    (366)
       Unrealized loss on debt investment securities
         available-for-sale                                       9
                                                            -------
         Tangible and core Bank capital                      14,977
       Reserve for possible loan losses                          75
                                                            -------
         Risk-based capital                                 $15,052
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

The following table sets forth for the second quarter 1997, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities.
(Dollars in thousands, except per share data-unaudited)
                                        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Mortgage loans (net of LIP)             $ 31,440         $  726      9.24%
Non-mortgage loans                         3,675             80      8.72%
                                        --------         ------      -----
  Loans receivable                        35,115            806      9.18%
Mortgage-backed securities                24,047            392      6.53%
Investments-other                         42,048            663      6.30%
Interest-earning deposits                  2,207             29      5.31%
                                        --------         ------      -----
  Total interest-earning assets          103,417         $1,890      7.31%
                                                         ======      =====
Non-earning assets                         3,629
                                        --------
                                        $107,046
LIABILITIES AND STOCKHOLDERS' EQUITY    ========
NOW and money market accounts           $  8,262         $   62      2.99%
Savings deposits                          27,776            243      3.50%
Time deposits                             39,266            529      5.38%
                                        --------         ------      -----
  Total deposits                          75,304            834      4.43%
FHLB advances                              5,102             75      5.90%
                                        --------         ------      -----
  Total interest-bearing liabilities    $ 80,406         $  909      4.52%
                                        ========         ======      =====
Stockholders' Equity                    $ 25,011
Unrealized loss on securities
  available-for-sale                        (552)
                                        --------
  Stockholders' equity, net             $ 24,459
                                        ========
Net interest-earning assets             $ 23,011
Net interest income                                      $  981
Net interest spread (1)                                  ======      2.79%
Net interest margin (2)                    3.80%                     =====
Net income                                               $  376
Return on average assets (3)               1.41%         ======
Return on average equity (4)               6.15%
Equity to average assets ratio (5)        22.85%
Dividend payout ratio (6)                 78.07%
Interest-earning assets to
 interest-bearing liabilities ratio        1.29

Net income per share                    $   .31
Cash dividends paid                     $   294
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
(Dollars in thousands, except per share data-unaudited)
                                        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Mortgage loans (net of LIP)             $ 28,031         $  651      9.29%
Non-mortgage loans                         2,195             49      8.96%
                                        --------         ------      -----
  Loans receivable                        30,226            700      9.26%
Mortgage-backed securities                32,335            475      5.88%
Investments-other                         33,403            501      6.00%
Interest-earning deposits                  5,824             76      5.21%
                                        --------         ------      -----
  Total interest-earning assets          101,788          1,752      6.89%
                                                         ======      =====
Non-earning assets                         3,689
                                        --------
                                        $105,477
LIABILITIES AND STOCKHOLDERS' EQUITY    ========
NOW and money market accounts           $  8,613         $   65      3.02%
Savings deposits                          30,585            268      3.50%
Time deposits                             39,712            534      5.39%
                                        --------         ------      -----
  Total deposits                          78,910            867      4.40%
FHLB advances                                 34              1      5.56%
                                        --------         ------      -----
  Total interest-bearing liabilities    $ 78,944         $  868      4.40%
                                        ========         ======      =====
Stockholders' equity                    $ 25,014
Unrealized loss on securities
  available-for-sale                        (496)
                                        --------
  Stockholders' equity, net             $ 24,518
                                        ========
Net interest-earning assets             $ 22,844
Net interest income                                      $  884
Net interest spread (1)                                  ======      2.49%
Net interest margin (2)                    3.47%                     =====
Net income                                               $  400
Return on average assets (3)               1.52%         ======
Return on average equity (4)               6.52%
Equity to average assets ratio (5)        23.25%
Dividend payout ratio (6)                 67.30%
Interest-earning assets to
 interest-bearing liabilities ratio        1.29

Net income per share                    $   .33
Cash dividends paid                     $   269
(1) Average yield interest-earning assets minus average rate interest-bearing liabilities
(2) Net interest income divided by average interest-earning assets
(3) Net income divided by average total assets
(4) Net income divided by average equity
(5) Average equity divided by average total assets
(6) Dividends paid per share divided by net income per share

The following table sets forth for the six month period ended June 30, 1997, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities.
(Dollars in thousands, except per share data-unaudited)
                                        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Mortgage loans (net of LIP)             $ 31,430         $1,459      9.28%
Non-mortgage loans                         3,688            162      8.79%
                                        --------         ------      -----
  Loans receivable                        35,118          1,621      9.23%
Mortgage-backed securities                25,016            815      6.52%
Investments-other                         39,309          1,211      6.16%
Interest-earning deposits                  2,611             68      5.20%
                                        --------         ------      -----
  Total interest-earning assets          102,054         $3,715      7.28%
                                                         ======      =====
Non-earning assets                         3,648
                                        --------
                                        $105,702
LIABILITIES AND STOCKHOLDERS' EQUITY    ========
NOW and money market demand accounts    $  8,508         $  127      2.97%
Savings deposits                          28,483            496      3.48%
Time deposits                             39,469          1,057      5.36%
                                        --------         ------      -----
  Total deposits                          76,460          1,680      4.39%
FHLB advances                              2,721             80      5.90%
                                        --------         ------      -----
  Total interest-bearing liabilities    $ 79,181         $1,760      4.44%
                                        ========         ======      =====
Stockholders' Equity                    $ 24,971
Unrealized loss on securities
  available-for-sale                        (526)
                                        --------
  Stockholders' equity, net             $ 24,445
                                        ========
Net interest-earning assets             $ 22,873
Net interest income                                      $1,955
Net interest spread (1)                                  ======      2.84%
Net interest margin (2)                    3.83%                     =====
Net income                                               $  738
Return on average assets (3)               1.40%         ======
Return on average equity (4)               6.04%
Equity to average assets ratio (5)        23.13%
Dividend payout ratio (6)                 78.69%
Interest-earning assets to
 interest-bearing liabilities ratio        1.29

Net income per share                    $   .60
Cash dividends paid                     $   581
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
(Dollars in thousands, except per share data-unaudited)
                                        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Mortgage loans (net of LIP)             $ 28,233         $1,306      9.25%
Non-mortgage loans                         1,932             88      9.11%
                                        --------         ------      -----
Loans receivable                          30,165          1,394      9.24%
Mortgage-backed securities                34,356          1,043      6.07%
Investments-other                         34,471          1,034      6.00%
Interest-earning deposits                  4,233            110      5.21%
                                        --------         ------      -----
  Total interest-earning assets          103,225          3,581      6.94%
                                                         ======      =====
Non-earning assets                         3,984
                                        --------
  Total assets                          $107,209
LIABILITIES AND STOCKHOLDERS' EQUITY    ========
NOW and money market accounts           $  8,508         $  128      3.01%
Savings deposits                          31,262            548      3.50%
Time deposits                             39,069          1,060      5.43%
                                        --------         ------      -----
  Total deposits                          78,839          1,736      4.40%
FHLB advances                              2,026             59      5.80%
                                        --------         ------      -----
  Total interest-bearing liabilities    $ 80,865         $1,795      4.44%
                                        ========         ======      =====
Stockholders' equity                    $ 24,987
Unrealized loss on securities
  available-for-sale                        (370)
                                        --------
  Stockholder's equity, net             $ 24,617
                                        ========
Net interest-earning assets             $ 22,360
Net interest income                                      $1,786
Net interest spread (1)                                  ======      2.50%
Net interest margin (2)                    3.46%                     =====
Net income                                               $  715
Return on average assets (3)               1.33%         ======
Return on average equity (4)               5.81%
Equity to average assets ratio (5)        22.96%
Dividend payout ratio (6)                 74.41%
Interest-earning assets to
  interest-bearing liabilities ratio       1.28

Net income per share                    $   .59
Cash dividends paid                     $   532
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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

(1) MATERIAL CHANGES IN FINANCIAL CONDITION.  COMPARISON OF THE
    SIX-MONTH PERIOD FROM DECEMBER 31, 1996, TO JUNE 30, 1997.
(Dollars in thousands)
(Unaudited, except December 31)

                                      Selected Financial Condition Recap
                                    ---------------------------------------
                                     June 30,       December 31,
                                       1997            1996        Change
                                    -----------     ------------  ---------
   Total assets                       $105,600        $103,837    $  1,763
   Cash and cash equivalents             2,417           2,934        (517)
   Investments (held-to-maturity)       38,857          35,828       3,029
   Investments (available-for-sale)     25,248          25,185          63
   Loans receivable, net                34,335          35,176        (841)
   Real estate owned                       367             425         (58)
   FHLB stock                              514             379         135
   Other assets                          3,862           3,910         (48)
   Deposits                             74,059          78,697      (4,638)
   FHLB advances                         5,950                       5,950
   Other liabilities                       999             724         275
   Total liabilities                    81,008          79,421       1,587
   Stockholders' equity, net            24,592          24,416         176

General -- Assets increased $1.8 million, or 1.7%, to $105.6 million. The primary reason for this change was a $5.0 million short-term 5.90% fixed rate FHLB advance. Proceeds from this borrowing were utilized to purchase investment securities. Other cash flows, primarily from mortgage-backed securities repayments, were utilized to fund a net $4.6 million, or 5.9%, decrease in deposits.

Investments -- During the first six months of 1997, securities held-to-maturity increased $3.0 million, or 8.5%, to $38.9 million. Held-to-maturity securities totalling $17.4 million were purchased, while called and matured held-to-maturity securities totalled $10.1 million. The majority of the purchases were medium-term five-seven year callable FHLB notes. In addition, $4.3 million of mortgage-backed securities principal repayments were received. Available-for-sale investment securities remained at $25.2 million as a $2.0 million FHLB note was called and replaced by a $2.0 million 4-year callable step-up FHLB note.

Loans Receivable -- For the six months ended June 30, 1997, net loans receivable decreased $.8 million, or 2.4%, as follows: (Unaudited)

   Loans originated for portfolio    $ 7.3 million
   Sales of portfolio loans           (1.1)   "
   Payments and payoffs               (7.3)   "
   Other changes                        .3    "
                                     -----
        Net decrease                 $ (.8)million
                                     =====

During the six months ended June 30, 1997, $4.2 million of loans were originated for sale and $4.5 million of loans were sold to the secondary market.

Loans receivable at the dates indicated consisted of the following:
(Dollars in thousands)
(Unaudited, except December 31, 1996)           June 30,        December 31,
                                            1997        1996         1996
   Conventional:                          --------    --------     --------
     1-4 family residential units         $15,513     $13,308      $15,445
     5 or more family residential units     5,865       4,120        4,497
     Construction                           3,248       3,781        4,620
     Commercial and other                   2,872       2,334        3,077
   FHA insured or VA guaranteed loans       4,779       6,258        5,530
   Home equity loans                        1,076       1,256        1,132
   Loans to depositors, savings secured        77         101           92
   Recreational vehicle and auto loans      1,167         874        1,239
   Other non-mortgage loans                 1,194         253        1,251
                                          -------     -------      -------
                                           35,791      32,285       36,883
    Less:
     Discounts on loans                         3           6            4
     Reserve for possible loan losses          75          75           75
     Loans in process                       1,378       1,227        1,628
                                          -------     -------      -------
                                          $34,335     $30,977      $35,176
                                          =======     =======      =======

Real Estate Owned -- The $58,200, or 13.6%, decrease was due to additional depreciation for properties held for investment and the sale at no loss of a $40,100 held-for-sale Great Falls commercial lot. At June 30, 1997 real estate owned was comprised of two 24-unit apartment complexes in Glendive, Montana, owned as depreciating investments by the Bank's wholly-owned subsidiary.

FHLB Stock -- FHLB stock increased $135,100, or 35.6%, to $514,100. In addition to dividends, an additional $118,000 stock purchase was required by the FHLB due to the increase in the Bank's loans during 1996.

Other Assets -- This category remained at $3.9 million. Loans receivable contracted for sale to the secondary market decreased $.3 million from $1.2 million to $.9 million.

Deposits -- Deposits decreased $4.6 million, or 5.9%, to $74.1 million. The Bank's average cost of deposits for the first six months of 1997 was 4.39%, compared to an average cost of 4.40% for the same six months in 1996. The Bank's cost of deposits was 4.48% at June 30, 1997, 4.45% at December 31, 1996, and 4.46% at June 30, 1996.

The following table indicates the amounts and maturities of time certificates of deposit of $100,000 or more outstanding as of June 30, 1997:
(Dollars in thousands)
(Unaudited)
                  Maturity                            Amount
                  --------                            ------
                   3 months or less                   $  751
                  >3 months through 6 months             520
                  >6 months through 1 year             1,149
                  >1 year                              1,521
                                                      ------
                                                      $3,941
                                                      ======

FHLB Advances -- At the end of the first quarter of 1997, the Bank incurred a $5.0 million, 5.90% fixed rate advance due in mid-October 1997. At June 30, 1997, the Bank incurred a $.9 million overnight Cash Management Advance from the FHLB.

Other liabilities -- This category totalled $1.0 million on June 30, 1997, compared to $.7 million at December 31, 1996. The $.3 million, or 38.0%, change was primarily due to increases in deposit interest payable and advance payments by borrowers for taxes and insurance.

Stockholders' Equity -- The $176,600 increase in stockholders' equity was comprised of $.7 million of net income, less $.6 million of cash dividends paid and a small decrease in the unrealized loss adjustment for available-for-sale securities. Book value per share was $20.10 at June 30, 1997, and $19.96 per share at December 31, 1996. Stockholders' equity ratio (stockholders' equity divided by assets) was 23.3% at June 30, 1997, compared to 23.5% at December 31, 1996. The ratio of average interest-earning assets to average interest-bearing liabilities was 1.29 and 1.28 for the first six months of 1997 and 1996, respectively.

Asset Quality and Loss Reserves -- At June 30, 1997 and December 31, 1996, total loan loss reserves were $75,200. Non-performing assets consisting of non-accrual uninsured loans, accruing loans past due over 90 days, restructured loans and real estate owned held-for-sale (REO/HFS) were less than $400 at June 30, 1997 and $57,700 at December 31, 1996. Loan loss reserves as a percentage of all uninsured loans and REO/HFS at June 30, 1997 and December 31, 1996 were .26% and .25%, respectively.

Federal regulations require the Bank to classify its assets as substandard (distinct possibility that some loss will be sustained), doubtful (high likelihood of loss), and loss (uncollectible). At June 30, 1997, the Bank's substandard assets were $10,400 and no asset was classified as doubtful or loss. At December 31, 1996, the Bank's substandard assets were $40,100 and no asset was classified as doubtful or loss.

Given the continuing low level of nonperforming and classified assets and the sale of a large percentage of new loan production, no loss provision expense was deemed necessary (i.e. both probable and estimable) for the six months ended June 30, 1997 and June 30, 1996. In 1996, loans receivable increased approximately $1.2 million as a result of new recreational vehicle consumer loans. Future loan loss provision may be necessary for these loans.

(2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THE
     THREE MONTHS ENDED JUNE 30, 1997, AND JUNE 30, 1996.
(Dollars in thousands)
(Unaudited)                                        INCOME RECAP
                                           Three Months Ended June 30,
                                          ------------------------------
                                           1997        1996       Change
                                          ------      ------      ------
   Interest income                        $1,890      $1,752       $138
   Interest expense                          909         868         41
                                          ------      ------       ----
     Net interest income                     981         884         97
   Noninterest income                        149         302       (153)
   Noninterest expense                       528         547        (19)
                                          ------      ------       ----
     Income before income taxes              602         639        (37)
   Provision for income taxes                226         239        (13)
                                          ------      ------       ----
     Net income                           $  376      $  400       $(24)
                                          ======      ======       ====

General -- Net income for the second quarter of 1997 was $376,000, a $23,900, or 6.0%, decrease when compared to the same 1996 quarter. Included in last year's second quarter was a $132,400 gain on the sale of an available-for-sale investment. Without the after tax $81,500 net income benefit from this sale, net income for the second quarter of 1997 was up $57,600, or 18.1%. The primary reason for this improvement was increased 1997 net interest income. The cash flows from mortgage-backed securities repayments and a FHLB advance were utilized to fund higher yielding portfolio loans and investment purchases. In addition, 1997 noninterest expense was lower due primarily to reduced FDIC/SAIF deposit insurance rates.

The second quarter 1997 return on average assets was 1.41%, compared to 1.52% for the same 1996 quarter. Based on weighted average shares outstanding, second quarter 1997 net income was $.31 per share, compared to $.33 per share for the same 1996 quarter.

Interest Income -- Compared to the same 1996 quarter, average second quarter 1997 interest-earning assets increased $1.6 million, or 1.6%. The mix of interest-earning assets changed with loans receivable average balances increasing $4.9 million, or 16.2%, mortgage-backed securities average balances declining $8.3 million, or 25.6% and other investment average balances increasing $8.6 million, or 25.9%. The second quarter 1997 average yield for all interest-earning assets increased to 7.31%, compared to 6.89% for the same 1996 quarter. As a result second quarter 1997 interest income increased $138,400, or 7.9%.

Interest Expense -- Compared to the same 1996 quarter, second quarter 1997 average deposits decreased $3.6 million, or 4.6%. The decrease in average balances, partially offset by an increase in deposit costs resulted in a $34,300, or 3.9%, reduction in deposit interest expense. The average cost of deposits was 4.43% for the second quarter of 1997, compared to 4.40% for the same 1996 quarter. Second quarter 1997 average FHLB advances were $5.1 million, average cost was 5.90%, and interest expense was $75,300. This compares with $33,900 of average FHLB advances, a 5.56% average cost, and less than $1,000 of interest expense in the same 1996 quarter. The second quarter 1997 cost of all interest-bearing liabilities was 4.52%, compared to 4.40% for the same quarter in 1996.

Net Interest Income -- This category increased $97,900, or 11.1%, for the reasons cited above. Net interest spread (the difference between the average yield on interest-earning assets less the average cost of interest-bearing liabilities) was 2.79% for the second quarter of 1997, compared to 2.49% for the same 1996 quarter. Net interest margin (net interest income divided by average interest-earning assets) increased to 3.80% for the second quarter of 1997, compared to 3.47% for the same 1996 quarter.

Noninterest Income -- Second quarter 1997 noninterest income was $148,600, a $153,800, or 50.8%, decrease compared to the same 1996 quarter. The primary reason for this decline was a 1996 sale of an available-for-sale investment which resulted in a pre-tax gain of $132,400. In addition, 1997 fees and discounts income was down $6,300, or 6.5%, FHLB stock dividend income was up $2,200, or 30.9%, and other income was down $17,300, or 26.6%.

Noninterest Expense -- This category decreased $18,300, or 3.4%, due primarily to a $32,000, or 71.6%, reduction in FDIC/SAIF deposit insurance expense.
This change was the result of a decrease in assessment rates from 23 to 6.5 basis points per $100 of insured deposits. Offsetting was a $20,100, or 7.1%, increase in salaries and employee benefits and a $5,800, or 9.7%, increase in net occupancy and equipment expenses. In addition, all other expenses were $11,400, or 8.4%, lower in 1997.

Income Taxes -- Second quarter 1997 income before taxes was $601,600, a $37,500, or 5.9%, decrease from the $639,200 earned for the same 1996 quarter. Income taxes decreased $13,700, or 5.7%, to $225,600.


(2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THE
     SIX MONTHS ENDED JUNE 30, 1997, AND JUNE 30, 1996.
(Dollars in thousands)
(Unaudited)
                                                   INCOME RECAP
                                            Six Months Ended June 30,
                                          ------------------------------
                                           1997        1996       Change
                                          ------      ------      ------
   Interest income                        $3,715      $3,581       $134
   Interest expense                        1,760       1,795        (35)
                                          ------      ------       ----
     Net interest income                   1,955       1,786        169
   Noninterest income                        290         451       (161)
   Noninterest expense                     1,063       1,096        (33)
                                          ------      ------       ----
     Income before income taxes            1,182       1,141         41
   Provision for income taxes                444         426         18
                                          ------      ------       ----
     Net income                           $  738      $  715       $ 23
                                          ======      ======       ====

General -- Net income for the first six months of 1997 was $738,400, a $23,300, or 3.3%, improvement compared to the same six months in 1996. Included in last year's earnings was a $132,400 gain on the sale of an available-for-sale investment. Without the after tax $81,500 net income benefit from this sale, net income for the first six months of 1997 was up $104,800, or 16.5%. The primary reason for this improvement was increased 1997 net interest income. The cash flows from mortgage-backed securities repayments and an FHLB advance were utilized to fund higher yielding portfolio loans and investment purchases. In addition, noninterest expense was lower due primarily to reduced FDIC/SAIF deposit insurance rates.

The first half of 1997 return on average assets was 1.40%, compared to 1.33% for the same 1996 period. Based on weighted average shares outstanding, year-to-date 1997 net income was $.60 per share, compared to $.59 per share for the same 1996 period.

Interest Income -- Compared to the same six month period in 1996, average year-to-date 1997 interest-earning assets decreased $1.2 million, or 1.1%.
The mix of interest-earning assets changed with loans receivable average balances increasing $5.0 million, or 16.4%, mortgage-backed securities average balances declining $9.3 million, or 27.2% and other investment average balances increasing $4.8 million, or 14.0%. The year-to-date 1997 average yield for all interest-earning assets increased to 7.28%, compared to 6.94% for the same 1996 period. As a result, 1997 year-to-date interest income increased $134,400, or 3.8%.

Interest Expense -- Compared to the first half of 1996, year-to-date 1997 average deposits decreased $2.4 million, or 3.0%. The average cost of deposits was 4.39% for the first half of 1997, compared to 4.40% for the same 1996 period. As a result, deposits interest expense declined $56,500, or 3.3%. First half 1997 average FHLB advances were $2.7 million, average cost was 5.90%, and borrowing expense was $80,300. For the same 1996 period, average FHLB advances were $2.0 million, average cost was 5.80%, and borrowing expense was $58,700. The first half 1997 and 1996 cost of all interest-bearing liabilities were both 4.44%.

Net Interest Income -- This category increased $169,300, or 9.5%, for the reasons cited above. Net interest spread (the difference between the average yield on interest-earning assets less the average cost of interest-bearing liabilities) increased to 2.84% for the first half of 1997, compared to 2.50% for the same 1996 period. Net interest margin (net interest income divided by average interest-earning assets) increased to 3.83% for the first half of 1997, compared to 3.46% for the same 1996 period.

Noninterest Income -- Year-to-date 1997 noninterest income was $289,600, a $161,000, or 35.9%, decrease compared to the same six month period in 1996. The primary reason for this decline was the 1996 sale of an available-for-sale investment which resulted in a pre-tax gain of $132,400. In addition, fees and discounts income was down $12,600, or 6.7%, FHLB stock dividend income was up $1,100, or 6.9%, and other income was down $18,100, or 15.8%.

Noninterest Expense -- This category decreased $33,200, or 3.0%, due primarily to a $64,600, or 71.8%, reduction in FDIC/SAIF deposit insurance expense.
This change was the result of a decrease in assessment rates from 23 to 6.5 basis points per $100 of insured deposits. Offsetting was a $35,700, or 6.3%, increase in salaries and employee benefits and an $11,300, or 9.3%, increase in net occupancy and equipment expenses. In addition, other expenses were $16,200, or 6.0% lower.

Income Taxes -- First half 1997 income before taxes was $1,182,000, a $40,600, or 3.6%, increase from the $1,141,400 earned for the same 1996 period. Taxes increased $17,300, or 4.1%, to $443,600.

                          PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS.

There are no pending material legal proceedings to which the registrant or its subsidiary is a party.

ITEM 2  CHANGE IN SECURITIES.

On April 23, 1997, the registrant's shareholders approved a resolution which amended the registrant's Articles of Incorporation and changed the par value of its common and preferred stock from $1.00 par value to no par value.

ITEM 3  DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5  OTHER INFORMATION.

None.

ITEM 6  EXHIBITS.

None.

REPORTS ON FORM 8-K.

On July 1, 1997 a Form 8-K was filed reporting the signing of a letter of intent to merge the registrant with Heritage Bancorporation, the parent company of Heritage Bank, FSB, a Great Falls, Montana federally chartered savings bank with $69 million in assets. Filed as an exhibit was the June 24, 1997 press release announcing the planned merger.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                            UNITED FINANCIAL CORP.



Date       August 7, 1997                   /s/ Bruce K. Weldele
      -------------------------             ----------------------------
                                            Bruce K. Weldele
                                            President, CEO and
                                            Chairman of the Board
                                            of Directors



Date       August 7, 1997                   /s/ G. Brent Marvosh
     --------------------------             -----------------------------
                                            G. Brent Marvosh, CPA
                                            Vice President-Finance
                                            and Treasurer
                                            (Principal Finance and
                                            Accounting Officer)