Form 10-Q
period 1997-09-30
UNITED FINANCIAL CORP \MN\
filed 1997-11-13
CIK 1011309

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


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

                        Yes [X]      No [ ]


The number of shares of registrant's no par value common stock outstanding on September 30 1997, was 1,223,312. No preferred shares were outstanding. Registrant's common stock is traded Over-The-Counter on the NASDAQ National Market System, symbol UBMT.

                          UNITED FINANCIAL CORP.
                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS

      Consolidated Statements of Financial Condition at September
      30, 1997, September 30, 1996 and December 31, 1996 . . . . . . . . 1

      Consolidated Statements of Income - Three Months Ended
      September 30, 1997 and September 30, 1996 . . . . . . . . . . . . .2

      Consolidated Statements of Income - Nine Months Ended
      September 30, 1997 and September 30, 1996 . . . . . . . . . . . . .2

      Consolidated Statements of Cash Flows - Nine Months Ended
      September 30, 1997 and September 30, 1996 . . . . . . . . . . . . .3

      Consolidated Statement of Changes in Stockholders'
      Equity - Nine Months Ended September 30, 1997 . . . . . . . . . . .4

      Notes to Consolidated Financial Statements . . . . . . . . . . . . 5

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 15



PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . 21

   ITEM 2 CHANGE IN SECURITIES. . . . . . . . . . . . . . . . . . . . . 21

   ITEM 3 DEFAULTS ON SENIOR SECURITIES . . . . . . . . . . . . . . . . 21

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS . . . . 21

   ITEM 5 OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . 21

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . 21



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

PART I - FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS
UNITED FINANCIAL CORP. - CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands, except equity/assets, share and per share data)
(Unaudited, except December 31)                 September 30,    December 31,
                                               1997      1996        1996
ASSETS                                       --------  --------  ------------
Cash and cash equivalents:
  Cash and amounts due from banks            $    715  $    673      $    921
  Interest-earning deposits with banks          5,028       485         2,013
                                             --------  --------      --------
                                                5,743     1,158         2,934
Investments:
  Securities held-to-maturity                  32,300    36,764        35,828
  Securities available-for-sale                26,349    31,655        25,185
                                             --------  --------      --------
                                               58,649    68,419        61,013
Loans receivable, net                          34,160    33,585        35,176
Premises and equipment, net                     1,363     1,432         1,407
Real estate owned                                 357       666           425
Accrued interest receivable                     1,052       956           817
FHLB stock, at cost                               524       379           379
Other assets                                    1,234     1,350         1,686
                                             --------  --------      --------
                                             $103,082  $107,945      $103,837
LIABILITIES AND STOCKHOLDERS' EQUITY         ========  ========      ========
Deposits:
  NOW and money market accounts              $  7,753  $  8,407      $  8,669
  Savings deposits                             26,477    30,317        29,918
  Time deposits                                37,881    39,568        40,110
                                             --------  --------      --------
                                               72,111    78,292        78,697
FHLB advances                                   5,000     3,650
Accrued interest payable                          297       276            66
Advance payments by borrowers for
 taxes and insurance                              466       522           211
Income taxes payable                              281        83           259
Other liabilities                                 170       802           188
                                             --------  --------      --------
                                               78,325    83,625        79,421
Stockholders' equity:
  Preferred stock, no par value
    (2,000,000 shares authorized;
     none outstanding)
  Common stock, no par value
    (8,000,000 shares authorized;
     1,223,312 outstanding)                     8,849     1,223         1,223
  Paid-in capital                                         7,626         7,626
  Retained earnings-partially restricted       16,319    15,991        16,060
  Unrealized loss on securities
     available-for-sale                          (411)     (520)         (493)
                                             --------  --------      --------
                                               24,757    24,320        24,416
                                             --------  --------      --------
                                             $103,082  $107,945      $103,837
                                             ========  ========      ========
Equity/Assets                                   24.0%     22.5%         23.5%
Book Value/Share                               $20.24    $19.88        $19.96

UNITED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)
                                      Three Months Ended    Nine Months Ended
                                        September 30,          September 30,
                                      ------------------    ------------------
                                        1997      1996        1997       1996
                                      --------  --------    --------   -------
Interest Income:
 Loans                                $  797     $  756     $2,419     $2,150
 Mortgage-backed securities              363        507      1,177      1,550
 Investment securities                   610        544      1,821      1,578
 Interest-earning deposits                75         14        143        124
                                      ------     ------     ------     ------
                                       1,845      1,821      5,560      5,402
Interest Expense:
 Deposits                                817        867      2,497      2,603
 FHLB advances                            75         12        155         71
                                      ------     ------     ------     ------
                                         892        879      2,652      2,674

   Net interest income                   953        942      2,908      2,728
Provision for losses on loans
                                      ------     ------     ------     ------
   Net interest income after
    provision for losses on loans        953        942      2,908      2,728

Noninterest Income:
 Fees and discounts                      131        137        307        325
 FHLB stock dividends                     10          7         28         24
 Investment securities sales,
   net gain                                                               132
 Other income                             51         48        147        162
                                      ------     ------     ------     ------
                                         192        192        482        643

Noninterest Expense:
 Salaries and employee benefits          303        280        908        850
 Net occupancy and equipment expense      63         63        195        184
 Data processing expense                  21         22         66         67
 FDIC/SAIF deposit insurance premium      12         45         38        135
 FDIC/SAIF deposit insurance special
   assessment                                       550                   550
 Other expenses                          103        123        358        393
                                      ------     ------     ------     ------
                                         502      1,083      1,565      2,179
                                      ------     ------     ------     ------
   Income before income taxes            643         51      1,825      1,192
Provision for income taxes               241         14        685        440
                                      ------     ------     ------     ------
   Net income                         $  402     $   37     $1,140     $  752
                                      ======     ======     ======     ======

Net income per share                    $.33       $.03       $.93       $.62

UNITED FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS                       Nine Months Ended
(Dollars in thousands)                                        September 30,
(Unaudited)                                                ------------------
                                                             1997      1996
Operating Activities:                                      --------  --------
Net income                                                  $ 1,140   $   752
Adjustments to reconcile net cash
  provided by operating activities:
  Depreciation and amortization of Bank
   premises and equipment                                        87        86
  Depreciation of real estate held for investment                27        27
  Investment securities net accretion                           (59)     (174)
  Sales of available-for-sale securities, net gain                       (132)
  Loans originated for the secondary market                  (7,989)   (9,078)
  Proceeds from secondary market loan sales                   8,443     8,978
  FHLB stock dividends                                          (27)      (23)
  Net change in income taxes payable                             22      (177)
  Net change in accrued interest receivable                    (235)      (41)
  Net change in accrued interest payable                        231       208
  Net change in other assets                                    (86)       79
  Net change in other liabilities                               (18)      393
                                                            -------   -------
   Net cash provided by operating activities                  1,536       898
Investing Activities:
Purchases of held-to-maturity securities                    (17,350)  (17,047)
Proceeds from matured and called held-to-maturity securities 14,950     2,000
Mortgage-backed securities principal collections              5,987    21,590
Purchases of available-for-sale securities                   (3,998)   (6,908)
Proceeds from matured and called available-for-sale
  securities                                                  3,000     7,000
Proceeds from sales of available-for-sale securities                    3,139
Loans originated for portfolio                              (12,007)  (14,311)
Loan principal collections                                   10,864     7,868
Proceeds from sales of portfolio loans                        1,896     2,239
All other changes in loans, net                                 263       904
Purchases of premises and equipment                             (43)      (24)
Net change in real estate owned                                  41      (136)
Proceeds from redemption of FHLB stock                                    120
FHLB stock purchase                                            (118)
                                                            -------   -------
   Net cash provided by investing activities                  3,485     6,434
Financing Activities:                                       -------   -------
Net (decrease) increase in deposits                          (6,586)        1
Net increase (decrease) in FHLB advances                      5,000    (6,850)
Net increase in advance escrow payments by borrowers            255       298
Capitalized holding company formation costs                               (37)
Cash dividends paid                                            (881)     (807)
                                                            -------   -------
   Net cash (used) by financing activities                   (2,212)   (7,395)
                                                            -------   -------
Increase (decrease) in cash and cash equivalents              2,809       (63)
Cash and cash equivalents at beginning of year                2,934     1,221
                                                            -------   -------
   Cash and cash equivalents at end of period               $ 5,743   $ 1,158
Supplemental Cash Flow Disclosure:                          =======   =======
Cash payments for interest                                  $ 2,421   $ 2,466
Cash payments for income taxes                              $   663   $   481

UNITED FINANCIAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share data)
(Unaudited, except December 31)

                                  Nine Months Ended September 30, 1997
                             ----------------------------------------------
                                                        Unrealized
                                                          holding
                                                           gains
                             Common   Paid-In   Retained  (losses)
                             Stock    Capital   Earnings    net      Total
                             -------  -------   --------  --------  -------
Balance-December 31, 1996    $1,223   $7,626    $16,060    $(493)   $24,416
 Net income                                       1,140               1,140
 Cash dividends paid
   ($.72 per share)                               (881)               (881)
 Decrease in unrealized loss
   on investment securities
   available-for-sale                                         82         82
 Elimination of par value     7,626   (7,626)
                             ------   -------   -------    -----    -------
Balance-September 30, 1997   $8,849             $16,319    $(411)   $24,757
                             ======   =======   =======    =====    =======

                            UNITED FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

General -- United Financial Corp. (United) a Minnesota corporation formed in 1996, is a unitary savings bank holding company headquartered in Great Falls, Montana. United Financial Corp.'s wholly owned subsidiary, United Savings Bank, F.A. (United Bank) is a federally chartered stock savings bank. United Bank's wholly owned subsidiary, Community Service Corporation, a Montana corporation formed in 1974, owns and manages real estate held for investment. United, United Bank, and United Bank's subsidiary are collectively referred to as the Company. United Bank's Great Falls Montana headquarters serves its primary market, the Great Falls metropolitan area. Full service branches are located in Shelby, Glendive and Havre, Montana. United Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) - Savings Association Insurance Fund (SAIF). United Bank is a member of the Federal Home Loan Bank (FHLB) of Seattle, Washington, and is subject to comprehensive supervision, regulation and examination by the Office of Thrift Supervision
(OTS) and the FDIC.

Basis of Presentation -- The Company's consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, changes in stockholders' equity, and changes in cash flows for the periods disclosed. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results anticipated for the year ended December 31, 1997. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in the Company's annual report and Form 10-K for the year ending December 31, 1996.

Merger Announcement -- On June 24, 1997, a joint press release announced that United Financial Corp. and Heritage Bancorporation had signed a letter of intent to merge. Heritage Bancorporation is the parent company of Heritage Bank, FSB, a Great Falls, Montana federally chartered savings bank with $80 million in assets. A combination of United Financial Corp. and Heritage would create a banking institution with approximately $187 million in assets, $87 million in loans, $140 million in deposits and $30 million in stockholders' equity.

Under the terms of the letter of intent, United Financial Corp. and Heritage will merge in a tax-free reorganization pursuant to which United Financial Corp. shareholders will own approximately 70% of the combined entity and Heritage shareholders will own approximately 30% of the combined entity. The parties have agreed that the bank holding company which results from the merger will be called United Financial Corp. and that the resulting bank will be called Heritage Bank. On August 25, 1997, an Agreement and Plan of Merger (attached as an exhibit) was approved and signed by both companies. The merger's effective date is expected to be in the first quarter of 1998, pending regulatory approval and a favorable vote by shareholders.

Stockholders' Equity -- On April 23, 1997, the shareholders of the Company approved a resolution which amended the Company's Articles of Incorporation and changed the par value of the Company's common stock and preferred stock from $1.00 par value to no par value. As a result, the Company's additional paid-in capital account has been combined with common stock as presented in the Consolidated Statement of Changes in Stockholders' Equity. In addition, the Stockholders' Equity section of the Company's Consolidated Statements of Financial Condition reflects no par value for preferred and common stock.

Cash Equivalents -- For purposes of the Consolidated Statements of Cash Flows, all cash, daily interest and noninterest-bearing deposits with banks are classified as cash equivalents.

Computation of Net Income Per Share -- Net income or earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the quarters and nine months ended September 30, 1997, and September 30, 1996, were 1,223,312.

Recent Accounting Pronouncements -- In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share." This statement simplifies the standards for computing earnings per share (EPS) by replacing the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 also requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computations. The provisions of Statement No. 128 apply to financial statements issued for periods ending after December 15, 1997. Earlier adoption is not permitted. Adoption will not have a material impact on the results on operations or the reported earnings per share of the Company.

Dividends Declared -- On July 28, 1997, the Board of Directors of United declared a third-quarter 1997 cash dividend of $.245 per share, paid August 25, 1997, to shareholders of record on August 11, 1997. On October 27, 1997, the Board of Directors of United declared a fourth-quarter 1997 cash dividend of $.25 per share, payable November 24, 1997, to shareholders of record on November 10, 1997.

Material Contracts-Severance Agreements -- Beginning in 1993, and renewed each year, United Bank's Board of Directors provided change of control severance agreements to its President and each of its five Vice-Presidents. The agreements provide for severance compensation in the event any company or person acquires control of United Bank, as determined in accordance with applicable federal regulations. Pursuant to his agreement upon a change of control, United Bank's President would be entitled to lump-sum compensation equal to two times his annual base salary plus any target bonuses, and 24 months of continued welfare and employee benefits. The agreements with each of the five Vice-Presidents provide for payment, upon a change of control, of lump-sum compensation equal to their annual base salary, plus any target bonuses, and 12 months of continued welfare and employee benefits.

FDIC/SAIF Insurance Special Assessment and Change in Insurance Premium -- Enacted into law in 1996 was legislation providing for a special assessment against FDIC/SAIF member institutions which capitalized the SAIF insurance reserve to the statutory prescribed 1.25% of insured deposits level. For United Bank, this one-time special assessment was $549,700, based upon 65.7 basis points per $100 of United Bank's insured deposit base on March 31, 1995. The Company's 1996 consolidated financial statements reflect this additional FDIC/SAIF insurance expense, the after tax impact amounting to a $338,300, or $.28 per share, reduction in third quarter and all 1996 net income.

Based upon United Bank's 1996 year-end "1A" FDIC risk classification, United Bank's semi-annual FDIC/SAIF assessment rate, beginning January 1, 1997, decreased from 23 basis points to 6.5 basis points per $100 of insured deposits. Most commercial banks, now insured under the FDIC/Bank Insurance Fund (BIF), began paying 1.3 basis points per $100 of insured deposits. For the second half of 1997 United Bank's FDIC/SAIF assessment rate will be 6.3 basis points and BIF members will pay 1.26 basis points. In addition, this new law provides for the merger of the BIF/SAIF insurance funds on January 1, 1999, provided the bank and savings association charters have been merged by that date.

Emerging Legislation -- Now being debated in the U.S. Congress and Senate are several "Banking" and "Financial Modernization" bills that include such issues as thrift and thrift holding company charter changes, conversion of thrifts to national bank charter status, changes in bank holding company powers, merger of the BIF and SAIF FDIC insurance funds, consolidation of federal regulatory agencies, "modernization" of the FHLB, branch banking and several other "consumer" and regulatory issues. What final form, and impact, this type of legislation and other potential changes in federal law regarding interstate banking and branching, Glass-Stegall Act revisions, the continued consolidation of the banking industry and other regulatory changes will have on United Bank's operations cannot be predicted at this time.

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

A comparison of the amortized cost and estimated fair value of investment securities at the dates indicated is as follows:
(Dollars in thousands)                          September 30, 1997
(Unaudited, except December 31)      ----------------------------------------
                                                 Gross     Gross    Estimated
                                     Amortized  Unreal.   Unreal.     Fair
                                       Cost      Gains    Losses      Value
Held-to-Maturity:                    ---------  -------   --------   -------
U.S. Government agencies              $11,000     $ 78               $11,078

GNMA fixed and adjustable rate          1,728       41                 1,769
FNMA and FHLMC adjustable rate          5,619       46     $ (83)      5,582
FNMA and FHLMC 7 yr and
  FHLMC 5 yr balloons                  12,646      112                12,758
FNMA and FHLMC REMIC certificates       1,307                 (2)      1,305
                                      -------   ------    ------     -------
  Mortgage-backed securities           21,300      199       (85)     21,414
                                      -------   ------    ------     -------
                                      $32,300     $277      $(85)    $32,492
                                      =======   ======    ======     =======
Available-for-Sale:
U.S. Treasuries and U.S.
  Government agencies                 $21,022     $ 65      $(16)    $21,071
Kemper U.S. Government bond
  mutual fund                           5,996               (718)      5,278
                                      -------   ------    ------     -------
                                      $27,018     $ 65     $(734)    $26,349
                                      =======   ======    ======     =======

                                                 December 31, 1996
                                     ----------------------------------------
Held-to-Maturity:
U.S. Government agencies              $ 2,600     $  9               $ 2,609
FHLB certificates of deposit            6,000                          6,000
                                      -------     ----               -------
  U.S. Government agencies and other    8,600        9                 8,609
                                      -------     ----               -------
GNMA fixed and adjustable rate          2,092       31     $  (1)      2,122
FNMA and FHLMC adjustable rate          5,787       28       (79)      5,736
FNMA and FHLMC 7 yr and FHLMC
  5 yr balloons                        14,965      143        (3)     15,105
FNMA and FHLMC REMIC certificates       4,384                (13)      4,371
                                      -------     ----     -----     -------
  Mortgage-backed securities           27,228      202       (96)     27,334
                                      -------     ----     -----     -------
                                      $35,828     $211     $ (96)    $35,943
                                      =======     ====     =====     =======
Available-for-Sale:
U.S. Treasuries and U.S.
  Government agencies                 $20,024     $ 94     $(115)    $20,003
Kemper U.S. Government bond
  mutual fund                           5,996               (814)      5,182
                                      -------     ----     -----     -------
                                      $26,020     $ 94     $(929)    $25,185
                                      =======     ====     =====     =======

A comparison of the amortized cost and estimated fair values of held-to-maturity and available-for-sale investment securities by contractual maturities at September 30, 1997, is shown below. Estimated maturities may differ from contractual maturities as some securities have call or prepayment options.
(Dollars in thousands)
(Unaudited)                                         September 30, 1997
                                                ---------------------------
                                                Amortized         Estimated
                                                  Cost            Fair Value
                                                ---------         ----------
Held-to-Maturity:
Due after 2 years through 5 years                $ 8,000           $ 8,063
Due after 5 years through 7 years                  3,000             3,015
Mortgage-backed securities                        21,300            21,414
                                                 -------           -------
                                                 $32,300           $32,492
                                                 =======           =======
Available-for-Sale:
Due in 1 year or less                            $14,043           $14,040
Due after 1 year through 2 years                   1,985             2,001
Due after 2 years through 5 years                  4,994             5,030
Kemper U.S. Government bond mutual fund            5,996             5,278
                                                 -------           -------
                                                 $27,018           $26,349
                                                 =======           =======

During the nine months ended September 30, 1997, no investment security was sold. During the nine months ended September 30, 1996, one available-for-sale investment security with a book value of $3,007,090 was sold realizing a gain of $132,363.

Regulatory Capital -- United Bank, the wholly owned regulated thrift institution of United is required to meet three FIRREA-enacted capital regulations: (1) a tangible capital requirement (stockholders' equity adjusted for the effects of intangibles, investments and advances to "nonincludable" subsidiaries and other factors) equal to not less than 1.5% of tangible assets (as defined in the regulations), (2) a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other defined factors equal to not less than 3% of tangible assets, and (3) a risk-based capital requirement equal to 8% of all risk- weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. For example, cash and securities backed by the full faith and credit of the U.S. Government are risk-weighted at 0% of book value, while repossessed assets and delinquent loans over 90 days past due are assigned a 100% factor, or a risk-weighting equal to their book value. United Bank's total risk-weighted assets at September 30, 1997 were approximately $35.4 million.

The following table demonstrates as of September 30, 1997, the extent to which United Bank exceeds in dollars and in percent, the three minimum regulatory capital requirements:
(Dollars in thousands)
(Unaudited)                                Regulatory Capital
                                ----------------------------------------
                                 Actual         Requirement      Excess
                                --------        -----------     --------
Tangible capital:
   $ Amount                      $15,052           $1,400        $13,652
   % of tangible assets            16.1%             1.5%          14.6%
Core capital:
   $ Amount                      $15,052           $2,800        $12,252
   % of tangible assets            16.1%             3.0%          13.1%
Risk-based capital:
   $ Amount                      $15,127           $2,836        $12,291
   % of risk-weighted assets       42.7%             8.0%          34.7%

Stockholders' equity as shown on the Company's consolidated financial statements differs from regulatory United Bank tangible, core and risk-based capital at the date indicated as follows:
(Dollars in thousands)
(Unaudited)
                                                      September 30, 1997
                                                      ------------------
       Consolidated stockholders' equity                    $24,757
       United stockholders' equity                            9,347
                                                            -------
         United Bank stockholders' equity                    15,410
       Non-includable investments and notes
         of United Bank subsidiary                             (351)
       Unrealized loss on debt investment securities
         available-for-sale                                      (7)
                                                            -------
         Tangible and Core United Bank capital               15,052
       Reserve for possible loan losses                          75
                                                            -------
         Risk-based capital                                 $15,127
                                                            =======

The Office of Thrift Supervision (OTS) is responsible for insuring that capital standards reflect interest rate risk (IRR), defined as the potential for the reduction of earnings and stockholders' equity resulting from changes in market interest rates. The OTS has delayed implementation of a proposed capital deduction for savings institutions with a greater than normal level of IRR as calculated by the OTS Net Portfolio Value Model. Due to its current capital position, most recent OTS calculated IRR and proposed exemption criteria, United Bank would not have an IRR capital adjustment.

Failure to comply with applicable regulatory capital requirements can result in capital directives from the director of the OTS, restrictions on growth, and other limitations on a savings association's operations.

The following table sets forth for the third quarter 1997, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities.
(Dollars in thousands, except per share data-unaudited)
                                        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Mortgage loans (net of LIP)             $ 31,262         $  731      9.35%
Non-mortgage loans                         3,190             66      8.28%
                                        --------          -----      -----
  Loans receivable                        34,452            797      9.25%
Mortgage-backed securities                22,225            363      6.53%
Investments-other                         38,700            610      6.30%
Interest-earning deposits                  5,477             75      5.48%
                                        --------         ------      -----
  Total interest-earning assets          100,854         $1,845      7.32%
                                                         ======      =====
Non-earning assets                         4,192
                                        --------
                                        $105,046
LIABILITIES AND STOCKHOLDERS' EQUITY    ========
NOW and money market accounts           $  8,104         $   60      2.96%
Savings deposits                          26,758            237      3.54%
Time deposits                             38,284            520      5.43%
                                        --------         ------      -----
  Total deposits                          73,146            817      4.47%
FHLB advances                              5,000             75      5.90%
                                        --------         ------      -----
  Total interest-bearing liabilities    $ 78,146         $  892      4.57%
                                        ========         ======      =====
Stockholders' Equity                    $ 25,121
Unrealized loss on securities
  available-for-sale                        (475)
                                        --------
  Stockholders' equity, net             $ 24,646
                                        ========
Net interest-earning assets             $ 22,708
Net interest income                                      $  953
Net interest spread (1)                                  ======     2.75%
Net interest margin (2)                    3.78%                    =====
Net income                                               $  402
Return on average assets (3)               1.53%         ======
Return on average equity (4)               6.52%
Equity to average assets ratio (5)        23.46%
Dividend payout ratio (6)                 74.63%
Interest-earning assets to
 interest-bearing liabilities ratio        1.29
Net income per share                    $   .33
Cash dividends paid                     $   300
(1) Average yield interest-earning assets minus average rate interest-bearing liabilities
(2) Net interest income divided by average interest-earning assets
(3) Net income divided by average total assets
(4) Net income divided by average equity
(5) Average equity divided by average total assets
(6) Dividends paid per share divided by net income per share
The following table sets forth for the third quarter 1996, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities.
(Dollars in thousands, except per share data-unaudited)
                                        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Mortgage loans (net of LIP)             $ 29,081         $  683      9.39%
Non-mortgage loans                         3,266             73      8.94%
                                        --------         ------      -----
  Loans receivable                        32,347            756      9.35%
Mortgage-backed securities                32,257            507      6.29%
Investments-other                         36,241            544      6.01%
Interest-earning deposits                  1,057             14      5.24%
                                        --------         ------      -----
  Total interest-earning assets          101,902          1,821      7.15%
                                                         ======      =====
Non-earning assets                         3,969
                                        --------
                                        $105,871
LIABILITIES AND STOCKHOLDERS' EQUITY    ========
NOW and money market accounts           $  8,401         $   64      3.03%
Savings deposits                          30,205            267      3.54%
Time deposits                             39,603            536      5.42%
                                        --------         ------      -----
  Total deposits                          78,209            867      4.44%
FHLB advances                                880             12      5.62%
                                        --------         ------      -----
  Total interest-bearing liabilities    $ 79,089         $  879      4.45%
                                        ========         ======      =====
Stockholders' equity                    $ 25,070
Unrealized loss on securities
  available-for-sale                        (561)
                                        --------
  Stockholders' equity, net             $ 24,509
                                        ========
Net interest-earning assets             $ 22,813
Net interest income                                      $  942
Net interest spread (1)                                  ======      2.70%
Net interest margin (2)                    3.70%                     =====
Net income                                               $   37
Return on average assets (3)                .14%         ======
Return on average equity (4)                .60%
Equity to average assets ratio (5)        23.15%
Dividend payout ratio (6)                743.24%
Interest-earning assets to
 interest-bearing liabilities ratio        1.29
Net income per share                    $   .03
Cash dividends paid                     $   275
(1) Average yield interest-earning assets minus average rate interest-bearing liabilities
(2) Net interest income divided by average interest-earning assets
(3) Net income divided by average total assets
(4) Net income divided by average equity
(5) Average equity divided by average total assets
(6) Dividends paid per share divided by net income per share
The following table sets forth for the nine month period ended September 30, 1997, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities.
(Dollars in thousands, except per share data-unaudited)
                                        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Mortgage loans (net of LIP)             $ 31,374         $2,190      9.31%
Non-mortgage loans                         3,522            229      8.67%
                                        --------         ------      -----
  Loans receivable                        34,896          2,419      9.24%
Mortgage-backed securities                24,085          1,177      6.52%
Investments-other                         39,124          1,821      6.21%
Interest-earning deposits                  3,567            143      5.35%
                                        --------         ------      -----
  Total interest-earning assets          101,672         $5,560      7.29%
                                                         ======      =====
Non-earning assets                         3,811
                                        --------
                                        $105,483
LIABILITIES AND STOCKHOLDERS' EQUITY    ========
NOW and money market demand accounts    $  8,373         $  187      2.98%
Savings deposits                          27,908            733      3.50%
Time deposits                             39,074          1,577      5.38%
                                        --------         ------      -----
  Total deposits                          75,355          2,497      4.42%
FHLB advances                              3,481            155      5.87%
                                        --------         ------      -----
  Total interest-bearing liabilities    $ 78,836         $2,652      4.49%
                                        ========         ======      =====
Stockholders' Equity                    $ 25,014
Unrealized loss on securities
  available-for-sale                        (502)
                                        --------
  Stockholders' equity, net             $ 24,512
                                        ========
Net interest-earning assets             $ 22,836
Net interest income                                      $2,908
Net interest spread (1)                                  ======      2.80%
Net interest margin (2)                    3.81%                     =====
Net income                                               $1,140
Return on average assets (3)               1.44%         ======
Return on average equity (4)               6.20%
Equity to average assets ratio (5)        23.24%
Dividend payout ratio (6)                 77.28%
Interest-earning assets to
 interest-bearing liabilities ratio        1.29
Net income per share                    $   .93
Cash dividends paid                     $   881
(1) Average yield interest-earning assets minus average rate interest-bearing liabilities
(2) Net interest income divided by average interest-earning assets
(3) Net income divided by average total assets
(4) Net income divided by average equity
(5) Average equity divided by average total assets
(6) Dividends paid per share divided by net income per share
The following table sets forth for the nine month period ended September 30, 1996, information regarding (1) average balance sheets, (2) an analysis of net interest income, and (3) other information regarding changes in interest-earning assets and interest-bearing liabilities.
(Dollars in thousands, except per share data-unaudited)
                                        Average       Interest      Average
                                        Balance       Earned/Pd   Yield/Cost
ASSETS                                 ---------      ---------   ----------
Mortgage loans (net of LIP)             $ 28,515         $1,989      9.30%
Non-mortgage loans                         2,377            161      9.03%
                                        --------         ------      -----
Loans receivable                          30,892          2,150      9.28%
Mortgage-backed securities                33,656          1,550      6.14%
Investments-other                         35,061          1,578      6.00%
Interest-earning deposits                  3,175            124      5.22%
                                        --------         ------      -----
  Total interest-earning assets          102,784          5,402      7.01%
                                                         ======      =====
Non-earning assets                         3,979
                                        --------
  Total assets                          $106,763
LIABILITIES AND STOCKHOLDERS' EQUITY    ========
NOW and money market accounts           $  8,472         $  192      3.02%
Savings deposits                          30,910            815      3.52%
Time deposits                             39,247          1,596      5.42%
                                        --------         ------      -----
  Total deposits                          78,629          2,603      4.41%
FHLB advances                              1,644             71      5.76%
                                        --------         ------      -----
  Total interest-bearing liabilities    $ 80,273         $2,674      4.44%
                                        ========         ======      =====
Stockholders' equity                    $ 25,015
Unrealized loss on securities
  available-for-sale                        (434)
                                        --------
  Stockholder's equity, net             $ 24,581
                                        ========
Net interest-earning assets             $ 22,511
Net interest income                                      $2,728
Net interest spread (1)                                  ======      2.57%
Net interest margin (2)                    3.54%                     =====
Net income                                               $  752
Return on average assets (3)                .94%         ======
Return on average equity (4)               4.08%
Equity to average assets ratio (5)        23.02%
Dividend payout ratio (6)                107.31%
Interest-earning assets to
  interest-bearing liabilities ratio       1.28
Net income per share                    $   .62
Cash dividends paid                     $   807
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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

(1) MATERIAL CHANGES IN FINANCIAL CONDITION.  COMPARISON OF THE
    NINE-MONTH PERIOD FROM DECEMBER 31, 1996, TO SEPTEMBER 30, 1997. (Dollars in thousands)
(Unaudited, except December 31)

                                      Selected Financial Condition Recap
                                    ---------------------------------------
                                    September,      December 31,
                                       1997            1996        Change
                                    -----------     ------------  ---------
   Total assets                       $103,082        $103,837    $  (755)
   Cash and cash equivalents             5,743           2,934      2,809
   Investments (held-to-maturity)       32,300          35,828     (3,528)
   Investments (available-for-sale)     26,349          25,185      1,164
   Loans receivable, net                34,160          35,176     (1,016)
   Real estate owned                       357             425        (68)
   FHLB stock                              524             379        145
   All other assets                      3,649           3,910       (261)
   Deposits                             72,111          78,697     (6,586)
   FHLB advances                         5,000                      5,000
   All other liabilities                 1,214             724        490
   Total liabilities                    78,325          79,421     (1,096)
   Stockholders' equity, net            24,757          24,416        341

General -- Total assets decreased $.8 million, or less than 1%, to $103.1 million. A $5.0 million FHLB advance due in mid-October 1997 was incurred with the proceeds utilized to purchase investment securities. In addition, deposits decreased $6.6 million, or 8.4%, to $72.1 million.

Investments -- During the first nine months of 1997, securities held-to-maturity (HTM) decreased $3.5 million, or 9.8%, to $32.3 million. HTM securities totalling $17.4 million were purchased, proceeds from called and matured HTM securities were $14.9 million and $6.0 million of mortgage-backed securities principal payments were received. The majority of the HTM purchases were medium-term five-seven year maturity, callable FHLB notes. Available-for-sale (AFS) investment securities increased $1.2 million, or 4.6%, to $26.3 million. Purchases of AFS securities were $4.0 million, while proceeds from matured and called AFS securities were $3.0 million. In addition, due to lower market interest rates the AFS unrealized loss adjustment improved $.2 million. The AFS securities purchased were 3 1/2 to 4 year maturity, callable FHLB notes.

Loans Receivable -- For the nine months ended September 30, 1997, net loans receivable decreased $1.0 million, or 2.9%, as follows: (Unaudited)

   Loans originated for portfolio   $ 12.0 million
   Sales of portfolio loans           (1.9)   "
   Payments and payoffs              (10.9)   "
   Other changes                       (.2)   "
                                     -----
        Net decrease                $ (1.0)million
                                     =====
During the nine months ended September 30, 1997, $8.0 million of loans were originated for sale and $8.4 million of loans were sold to the secondary
market.                              15

Loans receivable at the dates indicated consisted of the following:
(Dollars in thousands)
(Unaudited, except December 31, 1996)         September 30,      December 31,
                                            1997        1996         1996
   Conventional:                          --------    --------     --------
     1-4 family residential units         $15,717     $14,389      $15,445
     5 or more family residential units     5,729       4,607        4,497
     Construction                           4,559       5,492        4,620
     Commercial and other                   2,766       2,289        3,077
   FHA insured or VA guaranteed loans       4,783       5,875        5,530
   Home equity loans                          706       1,211        1,132
   Loans to depositors, savings secured        66         184           92
   Recreational vehicle and auto loans        972       1,253        1,239
   Other non-mortgage loans                   833         872        1,251
                                          -------     -------      -------
                                           36,131      32,172       36,883
    Less:
     Discounts on loans                         3           5            4
     Reserve for possible loan losses          75          75           75
     Loans in process                       1,893       2,507        1,628
                                          -------     -------      -------
                                          $34,160     $33,585      $35,176
                                          =======     =======      =======

Real Estate Owned -- The $68,000, or 16.0%, decrease was due to additional depreciation for properties held for investment and the sale at no loss of a $40,100 held-for-sale Great Falls commercial lot. At September 30, 1997 real estate owned was comprised of two 24-unit apartment complexes in Glendive, Montana, owned as depreciating investments by United Bank's wholly-owned subsidiary.

FHLB Stock -- FHLB stock increased $145,000, or 38.3%, to $524,000. In addition to $27,000 in dividends, an additional $118,000 stock purchase was required by the FHLB due to the increase in United Bank's loans during 1996.

All Other Assets -- This combined category decreased $.3 million, or 6.7%, to $3.6 million. Loans receivable contracted for sale to the secondary market decreased $.4 million from $1.2 million to $.8 million.

Deposits -- Deposits decreased $6.6 million, or 8.4%, to $72.1 million.
United Bank's average cost of deposits for the first nine months of 1997 was 4.42%, compared to an average cost of 4.41% for the same nine months in 1996. The Bank's cost of deposits was 4.48% at September 30, 1997, 4.45% at December 31, 1996, and 4.44% at September 30, 1996.

The following table indicates the amounts and maturities of time certificates of deposit of $100,000 or more outstanding as of September 30, 1997:
(Dollars in thousands)
(Unaudited)
                  Maturity                            Amount
                  --------                            ------
                   3 months or less                   $  523
                  >3 months through 6 months             864
                  >6 months through 1 year               697
                  >1 year                              1,662
                                                      ------
                                                      $3,746
                                       16             ======

FHLB Advances -- At the end of the first quarter of 1997, United Bank incurred a $5.0 million, 5.90% fixed rate advance due in mid-October 1997.

All Other Liabilities -- This combined category totalled $1.2 million on September 30, 1997, compared to $.7 million at December 31, 1996. The $.5 million, or 67.7%, change was primarily due to increases in both accrued interest payable and advance payments by borrowers for taxes and insurance.

Stockholders' Equity -- The $341,000, or 1.4%, increase in stockholders' equity was comprised of $1.1 million of net income, $.9 million of cash dividends paid and an approximate $.1 million improvement in the unrealized loss adjustment for available-for-sale securities. Book value per share was $20.24 at September 30, 1997, and $19.96 per share at December 31, 1996. Stockholders' equity ratio (stockholders' equity divided by assets) was 24.0% at September 30, 1997, compared to 23.5% at December 31, 1996.

Asset Quality and Loss Reserves -- At September 30, 1997 and December 31, 1996, total loan loss reserves were $75,200. Non-performing assets consisting of non-accrual uninsured loans, accruing loans past due over 90 days, restructured loans, other repossessed assets and real estate owned held-for-sale (REO/HFS) were $136,000 at September 30, 1997 and $57,700 at December 31, 1996. Loan loss reserves as a percentage of all uninsured loans and REO/HFS were .26% at September 30, 1997 and .25% at December 31, 1996.

Federal regulations require United Bank to classify its assets as substandard (distinct possibility that some loss will be sustained), doubtful (high likelihood of loss), and loss (uncollectible). At September 30, 1997, United Bank's substandard assets were $50,500 and no asset was classified as doubtful or loss. At December 31, 1996, United Bank's substandard assets were $40,100 and no asset was classified as doubtful or loss.

Given the continuing low level of nonperforming and classified assets and the sale of a large percentage of new loan production, no loss provision expense was deemed necessary (i.e. both probable and estimable) for the nine months ended September 30, 1997 and September 30, 1996. In 1996, loans receivable increased approximately $1.2 million as a result of new recreational vehicle
(RV) consumer loans. Future loan loss provisions may be necessary for the now $.9 million of RV loans outstanding at September 30, 1997.

(2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THE
     THREE MONTHS ENDED SEPTEMBER 30, 1997, AND SEPTEMBER 30, 1996. (Dollars in thousands)
(Unaudited)
                                                   INCOME RECAP
                                         Three Months Ended September 30,
                                         --------------------------------
                                           1997        1996       Change
                                          ------      ------      ------
   Interest income                        $1,845      $1,821       $  24
   Interest expense                          892         879          13
                                          ------      ------       -----
     Net interest income                     953         942          11
   Noninterest income                        192         192
   Noninterest expense                       502       1,083        (581)
                                          ------      ------       -----
     Income before income taxes              643          51         592
   Provision for income taxes                241          14         227
                                          ------      ------       -----
     Net income                           $  402      $   37       $ 365
                                          ======      ======       =====

General -- Net income for the third quarter of 1997 was $401,200, a $364,100, or over nine-fold, increase when compared to $37,100 earned in the same 1996 quarter. Included in last year's third quarter was the pre-tax $549,700 one-time FDIC deposit insurance special assessment. Without the after tax $338,300 decrease in 1996 earnings, net income for the third quarter of 1997 was up $25,800, or 6.9%. This improvement was due to higher 1997 net interest income and lower 1997 noninterest expense due to reduced FDIC/SAIF deposit insurance rates.

The third quarter 1997 return on average assets was 1.53%, compared to .14% for the same 1996 quarter. Based on weighted average shares outstanding, third quarter 1997 net income was $.33 per share, compared to $.03 per share for the same 1996 quarter.

Interest Income -- Compared to the same 1996 quarter, average third quarter 1997 interest-earning assets decreased $1.0 million, or 1.0%. The mix of interest-earning assets changed as loans receivable average balances increased $2.1 million, or 6.5%, mortgage-backed securities average balances declined $10.0 million, or 31.1%, and other investments and interest-earning deposits average balances increased $6.9 million, or 18.4%. The third quarter 1997 average yield for all interest-earning assets increased to 7.32%, compared to 7.15% for the same 1996 quarter. As a result third quarter 1997 interest income increased $23,500, or 1.3%.

Interest Expense -- Compared to the same 1996 quarter, third quarter 1997 average deposits decreased $5.1 million, or 6.5%. The decrease in average balances, partially offset by an increase in average deposit costs resulted in a $49,900, or 5.8%, reduction in deposit interest expense. The average cost of deposits was 4.47% for the third quarter of 1997, compared to 4.44% for the same 1996 quarter. Third quarter 1997 average FHLB advances were $5.0 million, average cost was 5.90%, and interest expense was $75,400. This compares with $.9 million of average FHLB advances, a 5.62% average cost, and $12,400 of interest expense in the same 1996 quarter. The third quarter 1997 cost of all interest-bearing liabilities was 4.57%, compared to 4.45% for the same quarter in 1996.

Net Interest Income -- This category increased $10,400, or 1.1%, for the reasons cited above. Net interest spread (the difference between the average yield on interest-earning assets less the average cost of interest-bearing liabilities) was 2.75% for the third quarter of 1997, compared to 2.70% for the same 1996 quarter. Net interest margin (net interest income divided by average interest-earning assets) increased to 3.78% for the third quarter of 1997, compared to 3.70% for the same 1996 quarter.

Noninterest Income -- Third quarter 1997 noninterest income was $192,500, compared to $191,900 for the same 1996 quarter.

Noninterest Expense -- This category decreased $580,600, or 53.6%, due primarily to the third quarter 1996 $549,700 one-time FDIC special assessment. Absent the special assessment, 1996 third quarter noninterest expense was $532,900, compared to $502,000 for the same 1997 quarter. This $30,900, or 5.8%, improvement was primarily due to a $33,100, or 73.2%, reduction in 1997 FDIC insurance expense as assessment rates decreased from 23 to 6.5 basis points per $100 of insured deposits. In addition, salaries and employee benefits increased $22,800, offset by a $19,200 decline in other expenses.

Income Taxes -- Income before taxes was $642,500 for the third quarter of 1997 compared to only $50,900 for the same 1996 quarter. Income taxes increased $227,300 from $13,900 in 1996 to $241,200 in 1997. The primary reason for this change was the additional $547,700 before tax expense and $211,400 tax impact for the 1996 FDIC special assessment.

(2)  MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THE
     NINE MONTHS ENDED SEPTEMBER 30, 1997, AND SEPTEMBER 30, 1996.
(Dollars in thousands)                             INCOME RECAP
(Unaudited)                              Nine Months Ended September 30,
                                         -------------------------------
                                          1997        1996        Change
                                         ------      ------       ------
   Interest income                       $5,560      $5,402         $158
   Interest expense                       2,652       2,674          (22)
                                         ------      ------         ----
     Net interest income                  2,908       2,728          180
   Noninterest income                       482         643         (161)
   Noninterest expense                    1,565       2,179         (614)
                                         ------      ------         ----
     Income before income taxes           1,825       1,192          633
   Provision for income taxes               685         440          245
                                         ------      ------         ----
     Net income                          $1,140      $  752         $388
                                         ======      ======         ====
General -- Net income for the first nine months of 1997 was $1,139,700, a $387,500, or 51.5%, improvement compared to $752,200 earned in the same nine months in 1996. Included in last year's earnings was a $132,400 pre-tax gain on the sale of an available-for-sale investment and an additional $549,700 of pre-tax noninterest expense for the one-time FDIC special assessment. Without the after tax $81,500 net income benefit from the investment sale, and the after tax $338,300 reduction in earnings due to the special assessment, net income for the first nine months of 1997 was up $130,700, or 13.0%. The primary reason for this improvement was increased 1997 net interest income. The cash flows from mortgage-backed securities repayments and an FHLB advance were utilized to fund higher yielding portfolio loans and investment purchases. In addition, noninterest expense was lower due primarily to reduced 1997 FDIC/SAIF deposit insurance rates.

The Company's return on average assets for the first nine months of 1997 was 1.44%, compared to .94% for the same 1996 period. Based on weighted average shares outstanding, year-to-date 1997 net income was $.93 per share, compared to $.62 per share for the same 1996 period.

Interest Income -- Compared to the same nine month period in 1996, average year-to-date 1997 interest-earning assets decreased $1.1 million, or 1.1%.
The mix of interest-earning assets changed as loans receivable average balances increased $4.0 million, or 13.0%, mortgage-backed securities average balances declined $9.6 million, or 28.4% and other investments and interest-earning deposits average balances increased $4.5 million, or 11.7%. The year-to-date 1997 average yield for all interest-earning assets increased to 7.29%, compared to 7.01% for the same 1996 period. As a result, 1997 year-to-date interest income increased $157,900, or 2.9%.

Interest Expense -- Compared to the first nine months of 1996, year-to-date 1997 average deposits decreased $3.3 million, or 4.2%. The average cost of deposits was 4.42% for the first nine months of 1997, compared to 4.41% for the same 1996 period. As a result, deposits interest expense declined $106,400, or 4.1%. The first nine months of 1997 average FHLB advances were $3.5 million, average cost was 5.87%, and borrowing expense was $155,700. For the same 1996 period, average FHLB advances were $1.6 million, average cost was 5.76%, and borrowing expense was $71,000. The first nine months of 1997 and 1996 cost of all interest-bearing liabilities was 4.49% and 4.44%, respectively.

Net Interest Income -- This category increased $179,700, or 6.6%, for the reasons cited above. Net interest spread (the difference between the average yield on interest-earning assets less the average cost of interest-bearing liabilities) increased to 2.80% for the first nine months of 1997, compared to 2.57% for the same 1996 period. Net interest margin (net interest income divided by average interest-earning assets) increased to 3.81% for the first half of 1997, compared to 3.54% for the same 1996 period. The ratio of average interest-earning assets to average interest-bearing liabilities was 1.29 and
1.28 for the first nine months of 1997 and 1996, respectively.

Noninterest Income -- Year-to-date 1997 noninterest income was $482,000, a $161,400, or 25.1%, decrease compared to the same nine month period in 1996. The primary reason for this decline was the 1996 sale of an available-for-sale investment which resulted in a pre-tax gain of $132,400. In addition, fees and discounts income was down $18,300, or 5.6%, FHLB stock dividend income was up $4,000, or 17.0%, and other income was down $14,700, or 9.1%.

Noninterest Expense -- This category decreased $613,800, or 28.2%, due primarily to the third quarter 1996 $549,700 one-time FDIC special assessment. Absent this special assessment, the first nine months of 1996 noninterest expense was $1,629,200 compared to $1,565,100 for the same 1997 nine month period. This $64,100, or 3.9%, improvement was primarily due to a $97,800, or 72.3%, reduction in 1997 FDIC insurance expense as assessment rates dropped from 23 to 6.5 basis points per $100 of insured deposits. In addition, salaries and employee benefits increased $58,500, or 6.9%, offset by other expenses which decreased $35,400, or 9.0%.

Income Taxes -- Income before taxes for the first nine months of 1997 was $1,825,500 compared to $1,192,400 for the same 1996 period. Income taxes increased $244,600 from $440,200 in 1996 to $684,800 in 1997. The primary reason for this change was the additional $547,700 before tax expense and

$211,400 tax reduction for the 1996 FDIC special assessment, and the 1996 $132,400 before tax income and $50,900 additional taxes for the 1996 investment securities sale.



                          PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS.

There are no pending material legal proceedings to which the registrant or its subsidiary is a party.

ITEM 2  CHANGE IN SECURITIES.

None.

ITEM 3  DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5  OTHER INFORMATION.

Included as Exhibit A is the Amendment of Article 2(a) of the Articles of Incorporation of the registrant changing the capital stock to no par value. Stockholders approved the change at the Annual Meeting held April 23, 1997. The Amendment was filed with the Minnesota Secretary of State on October 7, 1997.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

Included as Exhibit B is the Agreement and Plan of Merger between the registrant and Heritage Bancorporation signed on August 25, 1997.

Report on Form 8-K. On July 1, 1997 a Form 8-K was filed reporting the signing of a letter of intent to merge the registrant with Heritage Bancorporation.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                            UNITED FINANCIAL CORP.



Date       November 7, 1997                 /s/ Bruce K. Weldele
      -------------------------             ----------------------------
                                            Bruce K. Weldele
                                            President, CEO and
                                            Chairman of the Board
                                            of Directors



Date       November 7, 1997                 /s/ G. Brent Marvosh
     --------------------------             -----------------------------
                                            G. Brent Marvosh, CPA
                                            Vice President-Finance
                                            and Treasurer
                                            (Principal Finance and
                                            Accounting Officer)

                                                             EXHIBIT A
                                                             ---------


                            ARTICLES OF AMENDMENT
                                     OF
                          ARTICLES OF INCORPORATION
                                     OF
                            UNITED FINANCIAL CORP.

1. The name of the corporation is United Financial Corp., a Minnesota corporation.

2.   The amendment adopted is:
          Article 2(a) of the Articles of Incorporation of the Company be, and hereby is, replaced with the following:

          "Authorized Capital Stock. The total number of shares of capital stock which the Corporation is authorized to issue shall be 10,000,000 shares, consisting of 8,000,000 shares of no par value common stock ("Common Stock") and 2,000,000 shares of no par value preferred stock ("Preferred Stock"). There shall be no cumulative voting among shareholders of the Corporation. The shareholders of the Corporation shall not have, as a matter of right, any preemptive rights to subscribe for or acquire securities or rights to purchase securities of any class, kind or series of the Corporation."

3. The amendment has been adopted pursuant to Chapter 302A of the Minnesota Business Corporation Act.

          IN WITNESS WHEREOF, the undersigned, the Chairman of the Board and Chief Executive Officer of United Financial Corp., being duly authorized on behalf of United Financial Corp., has executed this document this 3rd day of October, 1997.


                                        /s/Bruce K. Weldele
                                        ---------------------------
                                        Bruce K. Weldele
                                        Chairman of the Board and
                                        Chief Executive Officer

                                                            EXHIBIT B
                                                            ---------













                      AGREEMENT AND PLAN OF MERGER


                                 BETWEEN


                          UNITED FINANCIAL CORP.


                                   AND


                         HERITAGE BANCORPORATION


                            August  25, 1997

TABLE OF CONTENTS

   1.  Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . 1

   2.  Basic Transaction . . . . . . . . . . . . . . . . . . . . . . . 4
       (a)   The Merger. . . . . . . . . . . . . . . . . . . . . . . . 4
       (b)   The Closing . . . . . . . . . . . . . . . . . . . . . . . 4
       (c)   Actions at the Closing. . . . . . . . . . . . . . . . . . 4
       (d)   Effect of Merger. . . . . . . . . . . . . . . . . . . . . 4
       (e)   Procedure for Payment . . . . . . . . . . . . . . . . . . 7
       (f)   Closing of Transfer Records . . . . . . . . . . . . . . . 7

   3.  Representations and Warranties of Heritage. . . . . . . . . . . 7
       (a)   Organization, Qualification, and Corporate Power. . . . . 8
       (b)   Capitalization. . . . . . . . . . . . . . . . . . . . . . 8
       (c)   Authorization of Transaction. . . . . . . . . . . . . . . 8
       (d)   Noncontravention. . . . . . . . . . . . . . . . . . . . . 8
       (e)   Governmental Authorities; Consents. . . . . . . . . . . . 9
       (f)   Heritage Subsidiaries . . . . . . . . . . . . . . . . . . 9
       (g)   Financial Statements. . . . . . . . . . . . . . . . . . . 9
       (h)   Events Subsequent to Most Recent Fiscal Quarter End . . . 9
       (i)   Absence of Undisclosed Liabilities. . . . . . . . . . . .11
       (j)   Title to Properties . . . . . . . . . . . . . . . . . . .11
       (k)   Tax Matters . . . . . . . . . . . . . . . . . . . . . . .12
       (l)   Employee Benefit Plans. . . . . . . . . . . . . . . . . .14
       (m)   Insurance . . . . . . . . . . . . . . . . . . . . . . . .15
       (n)   Compliance with Laws; Permits . . . . . . . . . . . . . .15
       (o)   Environmental Matters . . . . . . . . . . . . . . . . . .16
       (p)   Brokers' Fees . . . . . . . . . . . . . . . . . . . . . .17
       (q)   Continuity of Business Enterprise . . . . . . . . . . . .17
       (r)   Disclosure. . . . . . . . . . . . . . . . . . . . . . . .17

   4.  Representations and Warranties of United. . . . . . . . . . . .18
       (a)   Organization. . . . . . . . . . . . . . . . . . . . . . .18
       (b)   Capitalization. . . . . . . . . . . . . . . . . . . . . .18
       (c)   Authorization of Transaction. . . . . . . . . . . . . . .18
       (d)   Noncontravention. . . . . . . . . . . . . . . . . . . . .18
       (e)   Governmental Authorities; Consents. . . . . . . . . . . .18
       (f)   United Subsidiaries . . . . . . . . . . . . . . . . . . .19
       (g)   Financial Statements. . . . . . . . . . . . . . . . . . .19
       (h)   Events Subsequent to Most Recent Fiscal Quarter End . . .19
       (i)   Absence of Undisclosed Liabilities. . . . . . . . . . . .20
       (j)   Title to Properties . . . . . . . . . . . . . . . . . . .21
       (k)   Tax Matters . . . . . . . . . . . . . . . . . . . . . . .22
       (l)   Employee Benefit Plans. . . . . . . . . . . . . . . . . .24
       (m)   Insurance . . . . . . . . . . . . . . . . . . . . . . . .25
       (n)   Compliance with Laws; Permits . . . . . . . . . . . . . .25
       (o)   Environmental Matters . . . . . . . . . . . . . . . . . .26
       (p)   Brokers' Fees . . . . . . . . . . . . . . . . . . . . . .27
       (q)   Disclosure. . . . . . . . . . . . . . . . . . . . . . . .27

   5.  Covenants . . . . . . . . . . . . . . . . . . . . . . . . . . .27
       (a)   General. . . . . . . . . . . . . . . . . . . . . . . . . 27
       (b)   Notices and Consents . . . . . . . . . . . . . . . . . . 28
       (c)   Regulatory Matters and Approvals . . . . . . . . . . . . 28
       (d)   Fairness Opinion and Comfort Letters . . . . . . . . . . 29
       (e)   Listing of United Shares . . . . . . . . . . . . . . . . 29
       (f)   Operation of Business. . . . . . . . . . . . . . . . . . 29

       (g)   Full Access. . . . . . . . . . . . . . . . . . . . . . . 30
       (h)   Notice of Developments . . . . . . . . . . . . . . . . . 30
       (i)   Exclusivity. . . . . . . . . . . . . . . . . . . . . . . 30
       (j)   Insurance and Indemnification. . . . . . . . . . . . . . 31
       (k)   Continuity of Business Enterprise. . . . . . . . . . . . 31
       (l)   Loan Review. . . . . . . . . . . . . . . . . . . . . . . 31

   6.  Conditions to Obligation to Close . . . . . . . . . . . . . . .31
       (a)   Conditions to Obligation of United . . . . . . . . . . . 31
       (b)   Conditions to Obligation of Heritage . . . . . . . . . . 33

   7.  Termination . . . . . . . . . . . . . . . . . . . . . . . . . .34
       (a)   Termination of Agreement . . . . . . . . . . . . . . . . 34
       (b)   Effect of Termination. . . . . . . . . . . . . . . . . . 35

   8.  Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . . .35
       (a)   Survival . . . . . . . . . . . . . . . . . . . . . . . . 35
       (b)   Press Releases and Public Announcements. . . . . . . . . 35
       (c)   No Third Party Beneficiaries . . . . . . . . . . . . . . 35
       (d)   Entire Agreement . . . . . . . . . . . . . . . . . . . . 35
       (e)   Succession and Assignment. . . . . . . . . . . . . . . . 36
       (f)   Counterparts . . . . . . . . . . . . . . . . . . . . . . 36
       (g)   Headings . . . . . . . . . . . . . . . . . . . . . . . . 36
       (h)   Notices. . . . . . . . . . . . . . . . . . . . . . . . . 36
       (i)   Governing Law. . . . . . . . . . . . . . . . . . . . . . 36
       (j)   Amendments and Waivers . . . . . . . . . . . . . . . . . 37
       (k)   Severability . . . . . . . . . . . . . . . . . . . . . . 37
       (l)   Expenses . . . . . . . . . . . . . . . . . . . . . . . . 37
       (m)   Construction . . . . . . . . . . . . . . . . . . . . . . 37
       (n)   Incorporation of Exhibits and Schedules. . . . . . . . . 37

                         AGREEMENT AND PLAN OF MERGER

   Agreement entered into on August 25, 1997 by and between United Financial Corp., a Minnesota corporation ("United"), and Heritage Bancorporation, a Montana corporation ("Heritage"). United and Heritage are referred to collectively herein as the "Parties."

   This Agreement contemplates a tax-free merger of Heritage with and into United in a reorganization pursuant to Code Section 368(a)(1)(A) in which United will be the surviving legal entity. The Heritage Stockholders will receive capital stock in United in exchange for their capital stock in Heritage. In addition, Heritage Stockholders will receive certain rights with respect to appointment of a majority of the directors of United upon the consummation of the merger and certain rights of refusal with respect to the transfer of a portion of United capital stock. In recognition of these rights, the Parties will account for the transaction treating Heritage as the accounting acquiror of United as required by the purchase method of accounting. The Parties expect that the Merger, together with the contemporaneous merger of the Parties subsidiary banking organizations, will further certain of their business objectives including, without limitation, a strengthening of capital base with which to diversify the loan portfolios and expand the deposit base of the Parties subsidiary banking organizations.

   Now, therefore, in consideration of the premises and the mutual promises herein made, and in consideration of the representations, warranties, and covenants herein contained, the Parties agree as follows.

   1.   Definitions.

   "Affiliate" has the meaning set forth in Rule 12b-2 of the regulations promulgated under the Securities Exchange Act.

   "Certificate of Merger" has the meaning set forth in Section 2(c) below.

   "Closing" has the meaning set forth in Section 2(b) below.

   "Closing Date" has the meaning set forth in Section 2(b) below.

   "Confidential Information" means any information concerning the businesses and affairs of Heritage and its Subsidiaries that is not already generally available to the public.

   "Conversion Ratio" has the meaning set forth in Section 2(d)(v) below.

   "Current Liabilities" means any liability which is due and payable in less than 12 months.

   "Definitive United Proxy Materials" means the definitive proxy materials relating to the Special United Meeting.

   "Definitive Heritage Proxy Materials" means the definitive proxy materials relating to the Special Heritage Meeting.

   "Disclosure Schedule" has the meaning set forth in Section 3 below.

   "Dissenting Share" means any Heritage Share or United Share which any respective Heritage or United Stockholder holds of record and who or which has exercised his or its appraisal rights under the Montana Business Corporation

Act with respect to any Heritage Share or the Minnesota Business Corporation Law with respect to any United Share.

   "Effective Time" has the meaning set forth in Section 2(d)(i) below.

   "Exchange Agent" has the meaning set forth in Section 2(e) below.

   "GAAP" means United States generally accepted accounting principles as in effect from time to time.

   "Heritage" means Heritage Bancorporation.

   "Heritage Comfort Letter" has the meaning set forth in Section 5(d) below.

   "Heritage Fairness Opinion" has the meaning set forth in Section 5(d) below.

   "Heritage Share" means any share of the Common Stock, no par value, of Heritage.

   "Heritage Stockholder" means any Person who or which holds any Heritage
Shares.

   "HOLA" means the Home Owners  Loan Act, as amended.

   "IRS" means the Internal Revenue Service.

   "Joint Disclosure Document" means the disclosure document combining the Prospectus, the Definitive United Proxy Materials, and the Definitive Heritage Proxy Materials.

   "Knowledge" means actual knowledge after reasonable investigation.

   "Loan Agreement" the $2,750,000 loan agreement, dated January 15, 1995 and amended as of January 31, 1996, by and between Heritage Bancorporation, as borrower, and Norwest Bank Minnesota, National Association as lender and which is guaranteed by certain Heritage Stockholders.

   "Merger" has the meaning set forth in Section 2(a) below.

   "Minnesota Business Corporation Law" means the Business Corporation Act of the State of Minnesota, as amended.

   "Montana Business Corporation Act" means the Montana Business Corporation Act of the State of Montana, as amended.

   "Most Recent Fiscal Quarter End" has the meaning set forth in Section 3(g) below.

   "Ordinary Course of Business" means the ordinary course of business consistent with past custom and practice (including with respect to quantity and frequency).

   "OTS" means the Office of Thrift Supervision.

   "Party" has the meaning set forth in the preface above.

   "Person" means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, or a governmental entity (or any department, agency, or political subdivision thereof).

   "Prospectus" means the final prospectus relating to the registration of United Shares under the Securities Act.

   "Public Report" has the meaning set forth in Section 3(e) below.

   "Registration Statement" has the meaning set forth in Section 5(c)(i) below.

   "Requisite United Stockholder Approval" means the affirmative vote of the holders of a majority of United Shares in favor of this Agreement and the Merger.

   "Requisite Heritage Stockholder Approval" means the affirmative vote of the holders of two-thirds of Heritage Shares in favor of this Agreement and the Merger.

   "SEC" means the Securities and Exchange Commission.

   "Securities Act" means the Securities Act of 1933, as amended.

   "Securities Exchange Act" means the Securities Exchange Act of 1934, as amended.

   "Security Interest" means any mortgage, pledge, lien, encumbrance, charge, or other security interest, other than (a) mechanic's, materialmen's, and similar liens, (b) liens for taxes not yet due and payable or for taxes that the taxpayer is contesting in good faith through appropriate proceedings, (c) purchase money liens and liens securing rental payments under capital lease arrangements, and (d) other liens arising in the Ordinary Course of Business and not incurred in connection with the borrowing of money.

   "Special United Meeting" has the meaning set forth in Section 5(c)(ii) below.

   "Special Heritage Meeting" has the meaning set forth in Section 5(c)(ii) below.

   "Subsidiary" means any corporation with respect to which a specified Person (or a Subsidiary thereof) owns a majority of the common stock or has the power to vote or direct the voting of sufficient securities to elect a majority of the directors.

   "Surviving Corporation" has the meaning set forth in Section 2(a) below.

   "United" means United Financial Corp.

   "United-owned Share" means any Heritage Share that United owns beneficially.

   "United Comfort Letter" has the meaning set forth in Section 5(d) below.

   "United Fairness Opinion" has the meaning set forth in Section 5(d) below.

   "United Share" means any share of the Common Stock, no par value, of United.

   2.   Basic Transaction.

   (a) The Merger. On and subject to the terms and conditions of this Agreement, Heritage will merge with and into United (the "Merger") at the Effective Time and the separate existence of Heritage shall cease. United shall be the corporation surviving the Merger (the "Surviving Corporation").

   (b) The Closing. The closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of Dorsey & Whitney LLP, Eight Third Street North, in Great Falls, Montana, commencing at 9:00 a.m. local time on the first business day following the satisfaction or waiver of all conditions to the obligations of the Parties to consummate the transactions contemplated hereby (other than conditions with respect to actions the respective Parties will take at the Closing itself) or such other date as the Parties may mutually determine (the "Closing Date"); provided, however, that the Closing Date shall be no earlier than January 1, 1998 and no later than June 30, 1998.

   (c) Actions at the Closing. At the Closing, (i) Heritage will deliver to United the various certificates, instruments, and documents referred to in
Section 6(a) below, (ii) United will deliver to Heritage the various certificates, instruments, and documents referred to in Section 6(b) below,
(iii) United and Heritage will file with the Secretaries of State of the States of Minnesota and Montana Certificates or Articles of Merger in the form acceptable to counsel for United and Heritage (the "Certificate of Merger"), and (iv) United will deliver to the Exchange Agent in the manner provided below in this Section 2 the certificate evidencing United Shares issued in the Merger.

   (d)  Conditions and Effect of Merger.

        (i) General. The Merger shall become effective at the time (the "Effective Time") United and Heritage file the Certificate or Articles of Merger with the Secretaries of State of the States of Minnesota and Montana. The Merger shall have the effect set forth in the Minnesota Business Corporation Law. The Surviving Corporation may, at any time after the Effective Time, take any action (including executing and delivering any document) in the name and on behalf of either United or Heritage in order to carry out and effectuate the transactions contemplated by this Agreement.

        (ii) Certificate of Incorporation. The Certificate of Incorporation of United in effect at and as of the Effective Time will remain the Certificate of Incorporation of the Surviving Corporation without any modification or amendment in the Merger.

        (iii) Bylaws. The Bylaws of United in effect at and as of the Effective Time will remain the Bylaws of the Surviving Corporation without any modification or amendment in the Merger.

        (iv) Directors. As of the Effective Time, four (4) members of the existing Board of Directors of United shall resign and the remaining members of the Board of Directors shall create two new vacancies on the Board with one new member added to those classes in order to provide that each class shall have one-third of the total number of directors comprising the Board. Upon the resignation and creation of the new directorships, the remaining Board shall elect five persons, nominated by the Heritage Shareholders at the Special Heritage Meeting, to fill the unexpired terms of the members resigning and the newly created directorships according to the respective class of such directorship.

        (v) Officers. All existing officers of United and Heritage shall resign as of the Effective Time and the majority of the newly constituted Board of Directors of United shall appoint all officers in accordance with the Bylaws; provided that any existing officer who resigns and is reappointed shall be deemed to have been engaged in continuous service with the Surviving Corporation and no termination of employment for any reason shall be deemed to have occurred. The Surviving Corporation will assume all obligations with respect to change of control agreements existing between any officer and United or Heritage.

        (vi)  Benefit and Welfare Plans.

              (1) Effective at such time as the Board of Directors of the Surviving Corporation may determine, but not later than the close of the plan year following the plan year that includes the Effective Time, the Board of Directors of the Surviving Corporation may terminate the multiple employer defined benefit pension plan administered by the Financial Institutions Retirement Fund (hereinafter the United plan ) subject to the terms of the plan and the requirements of law. Former Heritage officers and employees shall not be entitled to commence participation in the United plan at any time subsequent to the Effective Time and prior to termination.

             (2) The Surviving Corporation shall assume and maintain the Heritage Subsidiary 401(k) plan with the United Subsidiary 401(k) plan to merge with and into the Heritage Subsidiary 401(k) plan; provided, that Effective not later than the date on which the United defined benefit pension plan is terminated (or the United plan is amended to significantly reduce or terminate the accrual of benefits, if earlier):

                  (a) the Surviving Corporation shall extend coverage in the Heritage Subsidiary 401(k) plan (hereinafter the Heritage plan ) to employees of United on the same terms and conditions as such plan extends to similarly situated Heritage employees, and

                  (b) the Surviving Corporation shall amend the Heritage plan to provide a transitional employer contribution subject to the following principles:

                       (i) the transitional contribution shall not be directly or indirectly dependent on employees making elective contributions to the Heritage plan, and

                       (ii) the transitional contribution shall be made only for those United employees who the Board of Directors of the Surviving Corporation reasonably determines could be expected to receive, in the aggregate, lesser benefits as a result of the termination of the United defined benefit pension plan and the substitution of the Heritage plan than if the United defined benefit pension plan had continued in place, and

                       (iii) the transitional contribution shall be limited to a specific period of time as determined by the Board of Directors and structured to approximately replace the benefits that will not be expected to be earned by those United employees as a result of the transition from defined benefit to defined contribution plan structure, and

                       (iv) the transitional contribution shall not be directly or indirectly dependent on employees making elective contributions to the Heritage plan, and

                       (v) the transitional contribution shall be in addition to any other contribution that United employees would receive by reason of coverage under the Heritage plan on the same terms and conditions as similarly situated Heritage employees, and

                       (vi) to the extent necessary to satisfy federal income tax rules regarding prohibited discrimination in favor of highly compensated employees, the transitional employer contribution to the Heritage plan may be reduced or eliminated for United employees that are highly compensated employees.

              (3) The Surviving Corporation shall maintain health, disability, and other insurance plans for the benefit of its employees substantially similar, in the aggregate, to those maintained by the Heritage Subsidiary.

        (vii) Conversion of Heritage Shares. At and as of the Effective Time,
(A) each Heritage Share (other than any Dissenting Share or United-owned Share) shall be converted into the right to receive forty seven and one half (47.5) United Shares (the ratio of 47.5 United Shares to one Heritage Share is referred to herein as the "Conversion Ratio"), (B) each Dissenting Share shall be converted into the right to receive payment from the Surviving Corporation with respect thereto in accordance with the provisions of the Minnesota Business Corporation Law, and (C) each United-owned Share shall be canceled; provided, however, that no fractional shares shall be issued and the Conversion Ratio shall be subject to equitable adjustment in the event of any stock split, stock dividend, reverse stock split, or other change in the number of Heritage Shares outstanding. No Heritage Share shall be deemed to be outstanding or to have any rights other than those set forth above in this
Section 2(d)(v) after the Effective Time.

        (viii) United Shares. Each United Share issued and outstanding at and as of the Effective Time will remain issued and outstanding.

        (x) Merger of Heritage Subsidiary and United Subsidiary. As of the Closing Date the Parties shall execute an agreement and plan of merger in form and substance substantially similar to that attached as Exhibit A providing for the merger of the United Subsidiary with and into the Heritage Subsidiary, the separate existence of the United Subsidiary shall cease, and the Heritage Subsidiary shall be the corporation surviving the merger.

   (e)  Procedure for Payment.

        (i) Immediately after the Effective Time, (A) United will furnish to TrustCorp, a Montana Trust Company, (the "Exchange Agent") a stock certificate (issued in the name of the Exchange Agent or its nominee) representing that number of United Shares equal to the product of (I) the Conversion Ratio times
(II) the number of outstanding Heritage Shares (other than any Dissenting Shares and United-owned Shares) and (B) United will cause the Exchange Agent to mail a letter of transmittal (with instructions for its use) in the form acceptable to counsel for United and Heritage to each record holder of outstanding Heritage Shares for the holder to use in surrendering the certificates which represented his or its Heritage Shares in exchange for a certificate representing the number of United Shares to which he or it is entitled.

       (ii) United will not pay any dividend or make any distribution on United Shares (with a record date at or after the Effective Time) to any record holder of outstanding Heritage Shares until the holder surrenders for exchange his or its certificates which represented Heritage Shares. United instead will pay the dividend or make the distribution to the Exchange Agent in trust for the benefit of the holder pending surrender and exchange. United may cause the Exchange Agent to invest any cash the Exchange Agent receives from United as a dividend or distribution in direct general obligations of the United States or its agencies; provided, however, that the terms and conditions of the investments shall be such as to permit the Exchange Agent to make prompt payments of cash to the holders of outstanding Heritage Shares as necessary. United may cause the Exchange Agent to pay over to United any net earnings with respect to the investments, and United will replace promptly any cash which the Exchange Agent loses through investments. In no event, however, will any holder of outstanding Heritage Shares be entitled to any interest or earnings on the dividend or distribution pending receipt.

       (iii) United may cause the Exchange Agent to return any United Shares and dividends and distributions thereon remaining unclaimed 180 days after the Effective Time, and thereafter each remaining record holder of outstanding Heritage Shares shall be entitled to look to United (subject to abandoned property, escheat, and other similar laws) as a general creditor thereof with respect to United Shares and dividends and distributions thereon to which he or it is entitled upon surrender of his or its certificates.

       (iv)  United shall pay all charges and expenses of the Exchange Agent.

   (f) Closing of Transfer Records. After the close of business on the Closing Date, transfers of Heritage Shares outstanding prior to the Effective Time shall not be made on the stock transfer books of the Surviving Corporation.

   3. Representations and Warranties of Heritage. Heritage represents and warrants to United that the statements contained in this Section 3 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Section 3), except as set forth in the disclosure schedule accompanying this Agreement and initialed by the Parties (the "Disclosure Schedule"). The Disclosure Schedule will be arranged in paragraphs corresponding to the lettered and numbered paragraphs contained in this Section 3.

   (a) Organization, Qualification, and Corporate Power. Each of Heritage and its Subsidiaries is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation. Each of Heritage and its Subsidiaries is duly authorized to conduct business and is in good standing under the laws of each jurisdiction where such qualification is required. Each of Heritage and its Subsidiaries has full corporate power and authority to carry on the businesses in which it is engaged and to own and use the properties owned and used by it.

   (b) Capitalization. The entire authorized capital stock of Heritage consists of 50,000 Heritage Shares, of which 10,000 Heritage Shares are issued and outstanding. All of the issued and outstanding Heritage Shares have been duly authorized and are validly issued, fully paid, and nonassessable. There are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require Heritage to issue, sell, or otherwise cause to become outstanding any of its capital stock. There are no outstanding or authorized stock appreciation, phantom stock, profit participation, or similar rights with respect to Heritage.

   (c) Authorization of Transaction. The Board of Directors of Heritage has, by resolutions duly adopted at a meeting held on August 25, 1997, approved this Agreement and the Articles of Merger and the transactions contemplated hereby and thereby, including the Merger, and resolved to recommend approval of the Plan of Merger by Heritage's shareholders. None of the resolutions described in this Section 3(c) has been amended or otherwise modified in any respect since the date of adoption thereof and all such resolutions remain in full force and effect. Heritage has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder; provided, however, that Heritage cannot consummate the Merger unless and until it receives the Requisite Heritage Stockholder Approval. This Agreement constitutes the valid and legally binding obligation of Heritage, enforceable in accordance with its terms and conditions.

   (d) Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will
(i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which any of Heritage and its Subsidiaries is subject or any provision of the charter or bylaws of any of Heritage and its Subsidiaries or (ii) except with respect to Loan Agreement which shall be satisfied by the Heritage Shareholders as of the Closing, conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument or other arrangement to which any of Heritage and its Subsidiaries is a party or by which it is bound or to which any of its assets is subject (or result in the imposition of any Security Interest upon any of its assets), except where the violation, conflict, breach, default, acceleration, termination, modification, cancellation, or failure to give notice would not have a material adverse effect on the ability of the Parties to consummate the transactions contemplated by this Agreement.

   (e) Governmental Authorities; Consents. Except in connection with the provisions of HOLA, the information required of Heritage in connection with any filing with the SEC in connection with the Agreement and the filing of the Articles of Merger with the Secretary of State of the State of Montana, Heritage is not required to submit any notice, report or other filing with any governmental authority in connection with the execution or delivery by it of this Agreement or the Articles of Merger or the consummation of the transactions contemplated hereby or thereby. Except as set forth in the Disclosure Schedule, no consent, approval or authorization of any governmental or regulatory authority or any other party or person (except the approval of the Plan of Merger by the shareholders of Heritage) is required to be obtained by Heritage in connection with its execution, delivery and performance of this Agreement or the Articles of Merger or the transactions contemplated hereby or thereby.

   (f) Heritage Subsidiaries. Each Subsidiary of Heritage is set forth in the Disclosure Schedule under the caption referencing this Section 3(f) and is owned by Heritage, either directly or through one or more other subsidiaries, free and clear of all liens, charges, encumbrances, claims and options of any nature, except with respect to liens and encumbrances held by Norwest Bank Minnesota, National Association, in connection with the Loan Agreement is to be satisfied by the Heritage Shareholders as of the Closing. All of the outstanding shares of capital stock each Subsidiary has been duly and validly authorized and issued, and is fully paid and nonassessable.

   (g) Financial Statements. Heritage has provided United with financial statements of income and expenses and a balance sheet for the fiscal quarters ended June 30, 1997 (the "Most Recent Fiscal Quarter End"), and March 31,1997 and annual financial statements of income and expenses and a balance sheet for the fiscal years ended December 31, 1996, 1995 and 1994. The financial statements and balance sheets (including the related notes and schedules) have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered thereby, and present fairly the financial condition of Heritage and its Subsidiaries as of the indicated dates and the results of operations of Heritage and its Subsidiaries for the indicated periods are correct and complete in all material respects, and are consistent with the books and records of Heritage and its Subsidiaries; provided, however, that the interim statements are subject to normal year-end adjustments.

   (h) Events Subsequent to Most Recent Fiscal Quarter End. Since the Most Recent Fiscal Quarter End, there has not been any material adverse change in the business, financial condition, operations, results of operations, or future prospects of Heritage and its Subsidiaries taken as a whole. Since the Most Recent Fiscal Quarter End, Heritage has not:

       (1) borrowed any amount or incurred or become subject to any liability in excess of $25,000, except (i) Current Liabilities incurred in the ordinary course of business and (ii) liabilities under contracts entered into in the ordinary course of business;

       (2) mortgaged, pledged or subjected to any lien, charge or any other encumbrance, any of its assets with a fair market value in excess of $25,000, except (i) liens for current property taxes not yet due and payable, (ii) liens imposed by law and incurred in the ordinary course of business for obligations not yet due to carriers, warehousemen, laborers, materialmen and the like, (iii) liens in respect of pledges or deposits under workers' compensation laws, (iv) liens set forth under the caption referencing this
Section 3(h) in the Disclosure Schedule, or (v) liens voluntarily created in connection with any pledge to the Federal Home Loan Board, any pledge to state or local governments as a condition precedent for the deposit of public funds, and any pledge related to a repurchase agreement, as well as any other lien created in the ordinary course of business;

       (3) discharged or satisfied any lien or encumbrance or paid any liability, in each case with a value in excess of $25,000, other than the Loan Agreement and Current Liabilities paid in the ordinary course of business;

       (4) sold, assigned or transferred (including, without limitation, transfers to any employees, affiliates or shareholders) any tangible assets with a fair market value in excess of $25,000, or canceled any debts or claims, in each case, except in the ordinary course of business;

       (5) sold, assigned or transferred (including, without limitation, transfers to any employees, affiliates or shareholders) any patents, trademarks, trade names, copyrights, trade secrets or other intangible assets;

       (6) waived any rights of material value or suffered any extraordinary losses or adverse changes in collection loss experience, whether or not in the ordinary course of business or consistent with past practice;

       (7) declared or paid any dividends or other distributions with respect to any shares of Heritage's capital stock, except in the ordinary course of business and consistent with past practice, or redeemed or purchased, directly or indirectly, any shares of the Heritage's capital stock or any options;

       (8) issued, sold or transferred any of its equity securities, securities convertible into or exchangeable for its equity securities or warrants, options or other rights to acquire its equity securities, or any bonds or debt securities;

       (9) taken any other action or entered into any other transaction other than in the ordinary course of business and in accordance with past custom and practice, or entered into any transaction with any director or officer other than employment arrangements otherwise disclosed in this Agreement and the Disclosure Schedule, or the transactions contemplated by this Agreement;

       (10) suffered any material theft, damage, destruction or loss of or to any property or properties owned or used by it, whether or not covered by insurance;

       (11) made or granted any bonus or any wage, salary or compensation increase to any director, officer, employee, or consultant or made or granted any increase in any employee benefit plan or arrangement, or amended or terminated any existing employee benefit plan or arrangement, or adopted any new employee benefit plan or arrangement or made any commitment or incurred any liability to any labor organization, except in the ordinary course of business and consistent with past practice;

       (12) made any single capital expenditure or commitment therefor in excess of $25,000; or

       (13) made any change in accounting principles or practices from those utilized in the preparation of the Annual Financial Statements.

   (i) Absence of Undisclosed Liabilities. Except as reflected in the balance sheet as of the Most Recent Fiscal Quarter End, Heritage and its Subsidiaries have no liabilities (whether accrued, absolute, contingent, unliquidated or otherwise, whether due or to become due, whether known or unknown, and regardless of when asserted) arising out of transactions or events heretofore entered into, or any action or inaction, or any state of facts existing, with respect to or based upon transactions or events heretofore occurring, except (i) liabilities which have arisen after the date of the Most Recent Fiscal Quarter End in the ordinary course of business (none of which is a material uninsured liability for breach of contract, breach of warranty, tort, infringement, claim or lawsuit), or (ii) as otherwise set forth in the Disclosure Schedule under the caption referencing this Section 3(i).

   (j)  Title to Properties.

        (1) The real property owned by Heritage and its Subsidiary or demised by the leases (the "Leases") described under the caption referencing this Section 3(j) in the Disclosure Schedule constitute all of the real property owned, used or occupied by Heritage or its Subsidiary (the "Real Property"). The Real Property has access, sufficient for the conduct of Heritage or its Subsidiary's businesses as now conducted or as presently proposed to be conducted, to public roads and to all utilities, including electricity, sanitary and storm sewer, potable water, natural gas and other utilities, used in the operation of the business of Heritage or its Subsidiary at such location.

        (2) The Leases are in full force and effect, and Heritage or its Subsidiary holds a valid and existing leasehold interest under each of the Leases for the term set forth under such caption in the Disclosure Schedule. Heritage has delivered to United complete and accurate copies of each of the

Leases, and none of the Leases has been modified in any respect, except to the extent that such modifications are disclosed by the copies delivered to United. Neither Heritage or any Subsidiary is in default, and no circumstances exist which, if unremedied, would, either with or without notice or the passage of time or both, result in such default under any of the Leases; nor, to the best knowledge of Heritage, is any other party to any of the Leases in default.

        (3) Heritage or its Subsidiary owns good and marketable title to each parcel of Real Property identified in the Disclosure Schedule under the caption referencing this Section 3(j) as being owned by Heritage or its Subsidiary to each of the tangible properties and tangible assets reflected on the balance sheet as of the Most Recent Fiscal Quarter End or acquired since the date thereof, free and clear of all liens and encumbrances, except for (i) liens for current taxes not yet due and payable, (ii) liens set forth under the caption referencing this Section 3(j) in the Disclosure Schedule, (iii) the properties subject to the Leases, (iv) assets disposed of since the date of the Most Recent Fiscal Quarter End in the ordinary course of business, (v) liens imposed by law and incurred in the ordinary course of business for obligations not yet due to carriers, warehousemen, laborers and materialmen and (vi) liens in respect of pledges or deposits under workers' compensation laws.

        (4) All of the buildings, machinery, equipment and other tangible assets necessary for the conduct of Heritage or its Subsidiary s business are in good condition and repair, ordinary wear and tear excepted, and are usable in the ordinary course of business. There are no defects in such assets or other conditions relating thereto which, in the aggregate, materially adversely affect the operation or value of such assets. Heritage or its Subsidiary owns, or leases under valid leases, all buildings, machinery, equipment and other tangible assets necessary for the conduct of its business.

        (5) Heritage and its Subsidiary are not in violation of any applicable zoning ordinance or other law, regulation or requirement relating to the operation of any properties used in the operation of its business, and neither Heritage or its Subsidiary have not received any notice of any such violation, or the existence of any condemnation proceeding with respect to any of the Real Property, except, in each case, with respect to violations the potential consequences of which do not or will not have a material adverse effect on Heritage or its Subsidiary.

        (6) Heritage has no knowledge of improvements made or contemplated to be made by any public or private authority, the costs of which are to be assessed as special taxes or charges against any of the Real Property, and there are no present assessments.

   (k)  Tax Matters.

        (1) Each of Heritage and its Subsidiary, any affiliated, combined or unitary group of which Heritage and its Subsidiary is or was a member, any "Plans" (as defined in Section 3(l) hereof), as the case may be (each, a "Tax Affiliate" and, collectively, the "Tax Affiliates"), has: (i) timely filed (or has had timely filed on its behalf) all returns, declarations, reports, estimates, information returns, and statements ("Returns") required to be filed or sent by it in respect of any "Taxes" (as defined in subsection (11) below) or required to be filed or sent by it by any taxing authority having jurisdiction; (ii) timely and properly paid (or has had paid on its behalf) all Taxes shown to be due and payable on such Returns; (iii) established on its latest balance sheet as of the Most Recent Fiscal Quarter End, in accordance with generally accepted accounting principles, reserves that are adequate for the payment of any Taxes not yet due and payable; (iv) complied with all applicable laws, rules, and regulations relating to the withholding of Taxes and the payment thereof (including, without limitation, withholding of Taxes under Sections 1441 and 1442 of the Internal Revenue Code of 1986, as amended (the "Code"), or similar provisions under any foreign laws), and timely and properly withheld from individual employee wages and paid over to the proper governmental authorities all amounts required to be so withheld and paid over under all applicable laws.

        (2) There are no liens for Taxes upon any assets of Heritage, its Subsidiary or of any Tax Affiliate, except liens for Taxes not yet due.

        (3) No deficiency for any Taxes has been proposed, asserted or assessed against Heritage, its Subsidiary or the Tax Affiliates that has not been resolved and paid in full. No waiver, extension or comparable consent given by Heritage, its Subsidiary or the Tax Affiliates regarding the application of the statute of limitations with respect to any Taxes or Returns is outstanding, nor is any request for any such waiver or consent pending. There has been no Tax audit or other administrative proceeding or court proceeding with regard to any Taxes or Returns, nor is any such Tax audit or other proceeding pending, nor has there been any notice to Heritage or its Subsidiary by any Taxing authority regarding any such Tax, audit or other proceeding, or, to the best knowledge of Heritage, is any such Tax audit or other proceeding threatened with regard to any Taxes or Returns. Heritage does not expect the assessment of any additional Taxes of Heritage, its Subsidiary or the Tax Affiliates and is not aware of any unresolved questions, claims or disputes concerning the liability for Taxes of Heritage, its Subsidiary or the Tax Affiliates which would exceed the estimated reserves established on its books and records.

        (4) Neither Heritage, its Subsidiary nor any Tax Affiliate is a party to any agreement, contract or arrangement that would result, separately or in the aggregate, in the payment of any "excess parachute payments" within the meaning of Section 280G of the Code and the consummation of the transactions contemplated by this Agreement will not be a factor causing payments to be made by Heritage, its Subsidiary or any Tax Affiliate that are not deductible (in whole or in part) under Section 280G of the Code.

        (5) Neither Heritage, its Subsidiary nor any Tax Affiliate has requested any extension of time within which to file any Return, which Return has not since been filed.

        (6) No property of Heritage, its Subsidiary or any Tax Affiliate is property that Heritage, its Subsidiary or any Tax Affiliates is or will be required to treat as being owned by another person under the provisions of
Section 168(f)(8) of the Code (as in effect prior to amendment by the Tax Reform Act of 1986) or is "tax-exempt use property" within the meaning of
Section 168 of the Code.

        (7) Neither Heritage, its Subsidiary nor any Tax Affiliate is required to include in income any adjustment under Section 481(a) of the Code by reason of a voluntary change in accounting method initiated by Heritage, its Subsidiary or any Tax Affiliate as a result of the Tax Reform Act of 1986 and neither Heritage, its Subsidiary nor any Tax Affiliate has knowledge that the Internal Revenue Service has proposed any such adjustment or change in accounting method.

        (8) All transactions that could give rise to an understatement of federal income tax (within the meaning of Section 6661 of the Code as it applied prior to repeal) or an underpayment of tax (within the meaning of
Section 6662 of the Code) were reported in a manner for which there is substantial authority or were adequately disclosed (or, with respect to Returns filed before the Closing Date, will be reported in such a manner or adequately disclosed) on the Returns required in accordance with Sections 6661(b)(2)(B) and 6662(d)(2)(B) of the Code.

        (9) Neither Heritage, its Subsidiary nor any Tax Affiliate has engaged in any transaction that would result in a deemed election under
Section 338(e) of the Code, and neither Heritage nor any Tax Affiliate will engage in any such transaction within any applicable "consistency period" (as such term is defined in Section 338 of the Code).

        (10) Neither Heritage, its Subsidiary nor any Tax Affiliate has filed any consent under Section 341(f) of the Code.

        (11) For purposes of this Agreement, the term "Taxes" means all taxes, charges, fees, levies, or other assessments, including, without limitation, all net income, gross income, gross receipts, sales, use, ad valorem, transfer, franchise, profits, license, withholding, payroll, employment, social security, unemployment, excise, estimated, severance, stamp, occupation, property, or other taxes, customs duties, fees, assessments, or charges of any kind whatsoever, including, without limitation, all interest and penalties thereon, and additions to tax or additional amounts imposed by any taxing authority, domestic or foreign, upon Heritage, its Subsidiary or any Tax Affiliate.

   (l)  Employee Benefit Plans.

        (1) Except as set forth under the caption referencing this Section 3(l) hereof in the Disclosure Schedule, with respect to all employees and former employees of the Company and all dependents and beneficiaries of such employees and former employees, (i) Heritage and its Subsidiary do not maintain or contribute to any nonqualified deferred compensation or retirement plans, contracts or arrangements; (ii) Heritage and its Subsidiary do not maintain or contribute to any qualified defined contribution plans (as defined in Section 3(34) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or Section 414(i) of the Code; (iii) Heritage and its Subsidiary do not maintain or contribute to any qualified defined benefit plans (as defined in Section 3(35) of ERISA or Section 414(j) of the Code); and (iv) Heritage and its Subsidiary do not maintain or contribute to any employee welfare benefit plans (as defined in Section 3(1) of ERISA).

        (2) To the extent required (either as a matter of law or to obtain the intended tax treatment and tax benefits), all employee benefit plans (as defined in Section 3(3) of ERISA) which Heritage or its Subsidiary does maintain or to which Heritage or its Subsidiary does contribute (collectively, the "Plans") comply in all material respects with the requirements of ERISA and the Code and any other applicable law (including all reporting and disclosure requirements thereunder) and the terms of the Plan. With respect to the Plans, (i) all required contributions which are due have been made and a proper accrual has been made for all contributions due in the current fiscal year; (ii) there are no actions, suits or claims pending, other than routine uncontested claims for benefits; and (iii) there have been no prohibited transactions (as defined in Section 406 of ERISA or Section 4975 of the Code).

        (3) Heritage and its Subsidiary have delivered to United true and complete copies of (i) the most recent determination letter, if any, received by Heritage and its Subsidiary from the Internal Revenue Service regarding the Plans which Heritage or its Subsidiary maintains or to which Heritage or its Subsidiary contributes and any amendment to any Plan made subsequent to any Plan amendments covered by any such determination letter; (ii) the most recent financial statements and annual report or return for the Plans including form 5500 for the three most recent plan years; and (iii) the most recently prepared actuarial valuation reports; the current plan document and amendments, summary plan descriptions, trust documents, insurance contracts, service agreements and all related contracts and documents (including any employee summaries and material employee communications).

        (4) Neither Heritage nor its Subsidiary contribute (and have never contributed) to any multi-employer plan, as defined in Section 3(37) of ERISA. Heritage and its Subsidiary have no actual or potential liabilities under
Section 4201 of ERISA for any complete or partial withdrawal from a multi-employer plan. Heritage and its Subsidiary have no actual or potential liability for death or medical benefits after separation from employment, other than set forth under the caption referencing this Section 3(l) in the Disclosure Schedule with respect to (i) death benefits under the employee benefit plans or programs (whether or not subject to ERISA) and (ii) health care continuation benefits described in Section 4980B of the Code.

        (5) Neither Heritage and its Subsidiary or any of their respective directors, officers, employees or other "fiduciaries", as such term is defined in Section 3(21) of ERISA, has committed any breach of fiduciary responsibility imposed by ERISA or any other applicable law with respect to the Plans which would subject Heritage and its Subsidiary or United or any of their respective directors, officers or employees to any liability under ERISA or any applicable law.

        (6) Heritage and its Subsidiary have not incurred any liability for any tax or civil penalty or any disqualification of any employee benefit plan (as defined in Section 3(3) of ERISA) imposed by Sections 4980B and 4975 of the Code and Part 6 of Title I and Section 502(i) of ERISA.

   (m) Insurance. The Disclosure Schedule, under the caption referencing this Section 3(m), lists and briefly describes each insurance policy maintained by Heritage and its Subsidiary with respect to their respective, assets and operations and sets forth the date of expiration of each such insurance policy. All of such insurance policies are in full force and effect and are issued by insurers of recognized responsibility. Neither Heritage nor its Subsidiary is in default with respect to its obligations under any of such insurance policies.

   (n)  Compliance with Laws; Permits.

        (1) Heritage, its Subsidiary and their respective officers, directors, agents and employees have complied in all material respects with all applicable laws, regulations and other requirements, including, but not limited to, federal, state, local and foreign laws, ordinances, rules, regulations and other requirements pertaining to banking, truth-in-lending, truth-in-savings, consumer credit disclosures, equal employment opportunity, employee retirement, affirmative action and other hiring practices, occupational safety and health, workers' compensation, unemployment and building and zoning codes, which materially affect the business of Heritage and its Subsidiary or the Real Property and to which Heritage and its Subsidiary may be subject, and no claims have been filed against Heritage and its Subsidiary alleging a violation of any such laws, regulations or other requirements. Heritage and its Subsidiary have no knowledge of any action, pending or threatened, to change the zoning or building ordinances or any other laws, rules, regulations or ordinances affecting the Real Property. Heritage and its Subsidiary are not relying on any exemption from or deferral of any such applicable law, regulation or other requirement that would not be available to United after it acquires Heritage s properties, assets and business.

        (2) Heritage and its Subsidiary have, in full force and effect, all licenses, permits and certificates, from federal, state, local and foreign authorities (including, without limitation, federal and state agencies regulating occupational health and safety) necessary to conduct its business and own and operate its properties (other than Environmental Permits, as such term is defined in Section 3(o)(3) hereof) (collectively, the "Permits"). A true, correct and complete list of all the Permits is set forth under the caption referencing this Section 3(n) in the Disclosure Schedule. Heritage and its Subsidiary have conducted its business in compliance with all material terms and conditions of the Permits.

        (3) Heritage and its Subsidiary have not made or agreed to make gifts of money, other property or similar benefits (other than incidental gifts of articles of nominal value) to any actual or potential customer, supplier, governmental employee or any other person in a position to assist or hinder Heritage and its Subsidiary in connection with any actual or proposed transaction.

        (4) In particular, but without limiting the generality of the foregoing, Heritage and its Subsidiary have not violated and have no liability, and have not received a notice or charge asserting any violation of or liability under, the federal Occupational Safety and Health Act of 1970 or any other federal or state acts (including rules and regulations thereunder) regulating or otherwise affecting employee health and safety.

   (o)  Environmental Matters.

        (1) As used in this Section 3(o), the following terms shall have the following meanings:

             (i) "Hazardous Materials" means any dangerous, toxic or hazardous pollutant, contaminant, chemical, waste, material or substance as defined in or governed by any federal, state or local law, statute, code, ordinance, regulation, rule or other requirement relating to such substance or otherwise relating to the environment or human health or safety, including without limitation any waste, material, substance, pollutant or contaminant that might cause any injury to human health or safety or to the environment or might subject the Company to any imposition of costs or liability under any Environmental Law.

             (ii) "Environmental Laws" means all applicable federal, state, local and foreign laws, rules, regulations, codes, ordinances, orders, decrees, directives, permits, licenses and judgments relating to pollution, contamination or protection of the environment (including, without limitation, all applicable federal, state, local and foreign laws, rules, regulations, codes, ordinances, orders, decrees, directives, permits, licenses and judgments relating to Hazardous Materials in effect as of the date of this Agreement).

             (iii) "Release" shall mean the spilling, leaking, disposing, discharging, emitting, depositing, ejecting, leaching, escaping or any other release or threatened release, however defined, whether intentional or unintentional, of any Hazardous Material.

        (2) Heritage, its Subsidiary and the Real Property are in material compliance with all applicable Environmental Laws.

        (3) Heritage and its Subsidiary have obtained, and maintained in full force and effect, all environmental permits, licenses, certificates of compliance, approvals and other authorizations necessary to conduct its business and own or operate the Real Property (collectively, the "Environmental Permits"). A true and correct copy of each such Environmental Permit shall be provided by Heritage and its Subsidiary at least 14 days prior to the Closing. Heritage and its Subsidiary have conducted their respective businesses in compliance with all terms and conditions of the Environmental Permits. Heritage and its Subsidiary have filed all reports and notifications required to be filed under and pursuant to all applicable Environmental Laws.

        (4) Except as set forth in the Disclosure Schedule under the caption referencing this Section 3(o)(4), the Company has not received notice alleging in any manner that Heritage or its Subsidiary is, or might be potentially responsible for any Release of Hazardous Materials, or any costs arising under or violation of Environmental Laws.

        (5) No expenditure will be required in order for United to comply with any Environmental Laws in effect at the time of the Closing in connection with the operation or continued operation of the business of Heritage, its Subsidiary or the Real Property in a manner consistent with the current operation thereof by Heritage or the Subsidiary.

        (6) Heritage and its Subsidiary have disclosed and delivered to United all environmental reports and investigations which Heritage or its Subsidiary have obtained or ordered with respect to their respective businesses and the Real Property.

        (7) Except as set forth in the Disclosure Schedule under the caption referencing this Section 3(o)(7), no part of the business of Heritage, its Subsidiary or the Real Property have been used as a landfill, dump or other disposal, storage, transfer, handling or treatment area for Hazardous Materials, or as a gasoline service station or a facility for selling, dispensing, storing, transferring, disposing or handling petroleum and/or petroleum products.

        (8) No lien has been attached or filed against Heritage, its Subsidiary or the Real Property in favor of any governmental or private entity for (i) any liability or imposition of costs under or violation of any applicable Environmental Law; or (ii) any Release of Hazardous Materials.

   (p) Brokers' Fees. Heritage and its Subsidiaries are liable and obligated to pay all fees or commissions owed to D.A. Davidson & Co. Great Falls, Montana which has acted as a broker to Heritage and its Subsidiary with respect to the transactions contemplated by this Agreement.

   (q) Continuity of Business Enterprise. Heritage operates at least one significant historic business line, or owns at least a significant portion of its historic business assets, in each case within the meaning of Reg. Section 1.368-1(d).

   (r) Disclosure. The Definitive Heritage Proxy Materials will comply with the Securities Exchange Act in all material respects. The Definitive Heritage Proxy Materials will not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they will be made, not misleading; provided, however, that Heritage makes no representation or warranty with respect to any information that United will supply specifically for use in the Definitive Heritage Proxy Materials. None of the information that Heritage will supply specifically for use in the Registration Statement, the Prospectus, or the Definitive United Proxy Materials will contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they will be made, not misleading.
   4. Representations and Warranties of United. United represents and warrants to Heritage that the statements contained in this Section 4 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing Date (as though made then and as though the Closing Date were substituted for the date of this Agreement throughout this Section
4), except as set forth in the Disclosure Schedule. The Disclosure Schedule will be arranged in paragraphs corresponding to the numbered and lettered paragraphs contained in this Section 4.

   (a) Organization. Each of United and its Subsidiaries is a corporation duly organized, validly existing, and in good standing under the laws of the jurisdiction of its incorporation. Each of United and its Subsidiaries is duly authorized to conduct business and is in good standing under the laws of each jurisdiction where such qualification is required. Each of United and its Subsidiaries has full corporate power and authority to carry on the businesses in which it is engaged and to own and use the properties owned and used by it.

   (b) Capitalization. The entire authorized capital stock of United consists of 2,000,000 shares of United Preferred Stock, no par value of which no shares are outstanding and 8,000,000 United Shares, of which 1,223,312 United Shares are issued and outstanding. All of United Shares to be issued in the Merger have been duly authorized and, upon consummation of the Merger, will be validly issued, fully paid, and nonassessable. There are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments that could require United to issue, sell, or otherwise cause to become outstanding any of its capital stock. There are no outstanding or authorized stock appreciation, phantom stock, profit participation, or similar rights with respect to United.

   (c) Authorization of Transaction. United has full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder; provided, however, that United cannot consummate the Merger unless and until it receives the Requisite United Stockholder Approval. This Agreement constitutes the valid and legally binding obligation of United, enforceable in accordance with its terms and conditions.

   (d) Noncontravention. Neither the execution and the delivery of this Agreement, nor the consummation of the transactions contemplated hereby, will
(i) violate any constitution, statute, regulation, rule, injunction, judgment, order, decree, ruling, charge, or other restriction of any government, governmental agency, or court to which United is subject or any provision of the charter or bylaws of United or (ii) conflict with, result in a breach of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, or cancel, or require any notice under any agreement, contract, lease, license, instrument or other arrangement to which United is a party or by which it is bound or to which any of its assets is subject, except where the violation, conflict, breach, default, acceleration, termination, modification, cancellation, or failure to give notice would not have a material adverse effect on the ability of the Parties to consummate the transactions contemplated by this Agreement.

   (e) Governmental Authorities; Consents. Except in connection with the provisions of HOLA, the Minnesota Business Corporation Law, the Securities Exchange Act, the Securities Act, and the state securities laws, United is not required to submit any notice, report or other filing with any governmental authority in connection with the execution or delivery by it of this Agreement or the Articles of Merger or the consummation of the transactions contemplated hereby or thereby. Except as set forth in the Disclosure Schedule under the caption referencing this Section 4(e), no consent, approval or authorization of any governmental or regulatory authority or any other party or person (except the approval of the Plan of Merger by the shareholders of Heritage) is required to be obtained by Heritage in connection with its execution, delivery and performance of this Agreement or the Articles of Merger or the transactions contemplated hereby or thereby.

   (f) United Subsidiaries. Each Subsidiary of United is set forth in the Disclosure Schedule under the caption referencing this Section 4(f) and is owned by United, either directly or through one or more other subsidiaries, free and clear of all liens, charges, encumbrances, claims and options of any nature. All of the outstanding shares of capital stock each Subsidiary has been duly and validly authorized and issued, and is fully paid and nonassessable.

   (g) Financial Statements. United has provided Heritage with financial statements of income and expenses and a balance sheet for the fiscal quarters ended June 30, 1997 (the "Most Recent Fiscal Quarter End"), and March 31,1997 and annual financial statements of income and expenses and a balance sheet for the fiscal years ended December 31, 1996, 1995 and 1994. The financial statements and balance sheets (including the related notes and schedules) have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered thereby, and present fairly the financial condition of United and its Subsidiaries as of the indicated dates and the results of operations of United and its Subsidiaries for the indicated periods are correct and complete in all material respects, and are consistent with the books and records of United and its Subsidiaries; provided, however, that the interim statements are subject to normal year-end adjustments.

   (h) Events Subsequent to Most Recent Fiscal Quarter End. Since the Most Recent Fiscal Quarter End, there has not been any material adverse change in the business, financial condition, operations, results of operations, or future prospects of United and its Subsidiaries taken as a whole. Since the Most Recent Fiscal Quarter End, United has not:

        (1) borrowed any amount or incurred or become subject to any liability in excess of $25,000, except (i) Current Liabilities incurred in the ordinary course of business and (ii) liabilities under contracts entered into in the ordinary course of business;

        (2) mortgaged, pledged or subjected to any lien, charge or any other encumbrance, any of its assets with a fair market value in excess of $25,000, except (i) liens for current property taxes not yet due and payable, (ii) liens imposed by law and incurred in the ordinary course of business for obligations not yet due to carriers, warehousemen, laborers, materialmen and the like, (iii) liens in respect of pledges or deposits under workers' compensation laws, (iv) liens set forth under the caption referencing this
Section 4(h) in the Disclosure Schedule, or (v) liens voluntarily created in connection with any pledge to the Federal Home Loan Board, any pledge to state or local governments as a condition precedent for the deposit of public funds, and any pledge related to a repurchase agreement, as well as any other lien created in the ordinary course of business;

        (3) discharged or satisfied any lien or encumbrance or paid any liability, in each case with a value in excess of $25,000, other than Current Liabilities paid in the ordinary course of business;

        (4) sold, assigned or transferred (including, without limitation, transfers to any employees, affiliates or shareholders) any tangible assets with a fair market value in excess of $25,000, or canceled any debts or claims, in each case, except in the ordinary course of business;

        (5) sold, assigned or transferred (including, without limitation, transfers to any employees, affiliates or shareholders) any patents, trademarks, trade names, copyrights, trade secrets or other intangible assets;

        (6) waived any rights of material value or suffered any extraordinary losses or adverse changes in collection loss experience, whether or not in the ordinary course of business or consistent with past practice;

        (7) declared or paid any dividends or other distributions with respect to any shares of United's capital stock, except in the ordinary course of business and consistent with past practice, or redeemed or purchased, directly or indirectly, any shares of the United's capital stock or any options;

        (8) issued, sold or transferred any of its equity securities, securities convertible into or exchangeable for its equity securities or warrants, options or other rights to acquire its equity securities, or any bonds or debt securities;

        (9) taken any other action or entered into any other transaction other than in the ordinary course of business and in accordance with past custom and practice, or entered into any transaction with any director or officer other than employment arrangements otherwise disclosed in this Agreement and the Disclosure Schedule, or the transactions contemplated by this Agreement;

        (10) suffered any material theft, damage, destruction or loss of or to any property or properties owned or used by it, whether or not covered by insurance;

        (11) made or granted any bonus or any wage, salary or compensation increase to any director, officer, employee, or consultant or made or granted any increase in any employee benefit plan or arrangement, or amended or terminated any existing employee benefit plan or arrangement, or adopted any new employee benefit plan or arrangement or made any commitment or incurred any liability to any labor organization, except in the ordinary course of business and consistent with past practice;

        (12) made any single capital expenditure or commitment therefor in excess of $25,000; or

        (13) made any change in accounting principles or practices from those utilized in the preparation of the Annual Financial Statements.

   (i) Absence of Undisclosed Liabilities. Except as reflected in the balance sheet as of the Most Recent Fiscal Quarter End, United and its Subsidiaries have no liabilities (whether accrued, absolute, contingent, unliquidated or otherwise, whether due or to become due, whether known or unknown, and regardless of when asserted) arising out of transactions or events heretofore entered into, or any action or inaction, or any state of facts existing, with respect to or based upon transactions or events heretofore occurring, except (i) liabilities which have arisen after the date of the Most Recent Fiscal Quarter End in the ordinary course of business (none of which is a material uninsured liability for breach of contract, breach of warranty, tort, infringement, claim or lawsuit), or (ii) as otherwise set forth in the Disclosure Schedule under the caption referencing this Section 4(i).

   (j)  Title to Properties.

        (1) The real property owned by United and its Subsidiary or demised by the leases (the "Leases") described under the caption referencing this
Section 4(j) in the Disclosure Schedule constitute all of the real property owned, used or occupied by United or its Subsidiary (the "Real Property").
The Real Property has access, sufficient for the conduct of United or its Subsidiary's businesses as now conducted or as presently proposed to be conducted, to public roads and to all utilities, including electricity, sanitary and storm sewer, potable water, natural gas and other utilities, used in the operation of the business of United or its Subsidiary at such location.

        (2) The Leases are in full force and effect, and United or its Subsidiary holds a valid and existing leasehold interest under each of the Leases for the term set forth under such caption in the Disclosure Schedule. United has delivered to United complete and accurate copies of each of the Leases, and none of the Leases has been modified in any respect, except to the extent that such modifications are disclosed by the copies delivered to United. Neither United or any Subsidiary is in default, and no circumstances exist which, if unremedied, would, either with or without notice or the passage of time or both, result in such default under any of the Leases; nor, to the best knowledge of United, is any other party to any of the Leases in default.

        (3) United or its Subsidiary owns good and marketable title to each parcel of Real Property identified in the Disclosure Schedule under the caption referencing this Section 4(j) as being owned by United or its Subsidiary to each of the tangible properties and tangible assets reflected on the balance sheet as of the Most Recent Fiscal Quarter End or acquired since the date thereof, free and clear of all liens and encumbrances, except for (i) liens for current taxes not yet due and payable, (ii) liens set forth under the caption referencing this Section 4(j) in the Disclosure Schedule, (iii)the properties subject to the Leases, (iv) assets disposed of since the date of the Most Recent Fiscal Quarter End in the ordinary course of business, (v) liens imposed by law and incurred in the ordinary course of business for obligations not yet due to carriers, warehousemen, laborers and materialmen and (vi) liens in respect of pledges or deposits under workers' compensation laws.

        (4) All of the buildings, machinery, equipment and other tangible assets necessary for the conduct of United or its Subsidiary s business are in good condition and repair, ordinary wear and tear excepted, and are usable in the ordinary course of business. There are no defects in such assets or other conditions relating thereto which, in the aggregate, materially adversely affect the operation or value of such assets. United or its Subsidiary owns, or leases under valid leases, all buildings, machinery, equipment and other tangible assets necessary for the conduct of its business.

       (5) United and its Subsidiary are not in violation of any applicable zoning ordinance or other law, regulation or requirement relating to the operation of any properties used in the operation of its business, and neither United or its Subsidiary have not received any notice of any such violation, or the existence of any condemnation proceeding with respect to any of the Real Property, except, in each case, with respect to violations the potential consequences of which do not or will not have a material adverse effect on United or its Subsidiary.

        (6) United has no knowledge of improvements made or contemplated to be made by any public or private authority, the costs of which are to be assessed as special taxes or charges against any of the Real Property, and there are no present assessments.

   (k)  Tax Matters.

        (1) Each of United and its Subsidiary, any affiliated, combined or unitary group of which United and its Subsidiary is or was a member, any "Plans" (as defined in Section 4(l) hereof), as the case may be (each, a "Tax Affiliate" and, collectively, the "Tax Affiliates"), has: (i) timely filed (or has had timely filed on its behalf) all returns, declarations, reports, estimates, information returns, and statements ("Returns") required to be filed or sent by it in respect of any "Taxes" (as defined in subsection (11) below) or required to be filed or sent by it by any taxing authority having jurisdiction; (ii) timely and properly paid (or has had paid on its behalf) all Taxes shown to be due and payable on such Returns; (iii) established on its latest balance sheet as of the Most Recent Fiscal Quarter End, in accordance with generally accepted accounting principles, reserves that are adequate for the payment of any Taxes not yet due and payable; (iv) complied with all applicable laws, rules, and regulations relating to the withholding of Taxes and the payment thereof (including, without limitation, withholding of Taxes under Sections 1441 and 1442 of the Internal Revenue Code of 1986, as amended (the "Code"), or similar provisions under any foreign laws), and timely and properly withheld from individual employee wages and paid over to the proper governmental authorities all amounts required to be so withheld and paid over under all applicable laws.

        (2) There are no liens for Taxes upon any assets of United, its Subsidiary or of any Tax Affiliate, except liens for Taxes not yet due.

        (3) No deficiency for any Taxes has been proposed, asserted or assessed against United, its Subsidiary or the Tax Affiliates that has not been resolved and paid in full. No waiver, extension or comparable consent given by United, its Subsidiary or the Tax Affiliates regarding the application of the statute of limitations with respect to any Taxes or Returns is outstanding, nor is any request for any such waiver or consent pending. There has been no Tax audit or other administrative proceeding or court proceeding with regard to any Taxes or Returns, nor is any such Tax audit or other proceeding pending, nor has there been any notice to United or its Subsidiary by any Taxing authority regarding any such Tax, audit or other proceeding, or, to the best knowledge of United, is any such Tax audit or other proceeding threatened with regard to any Taxes or Returns. United does not expect the assessment of any additional Taxes of United, its Subsidiary or the Tax Affiliates and is not aware of any unresolved questions, claims or disputes concerning the liability for Taxes of United, its Subsidiary or the Tax Affiliates which would exceed the estimated reserves established on its books and records.

        (4) Neither United, its Subsidiary nor any Tax Affiliate is a party to any agreement, contract or arrangement that would result, separately or in the aggregate, in the payment of any "excess parachute payments" within the meaning of Section 280G of the Code and the consummation of the transactions contemplated by this Agreement will not be a factor causing payments to be made by United, its Subsidiary or any Tax Affiliate that are not deductible (in whole or in part) under Section 280G of the Code.

        (5) Neither United, its Subsidiary nor any Tax Affiliate has requested any extension of time within which to file any Return, which Return has not since been filed.

        (6) No property of United, its Subsidiary or any Tax Affiliate is property that United, its Subsidiary or any Tax Affiliates is or will be required to treat as being owned by another person under the provisions of
Section 168(f)(8) of the Code (as in effect prior to amendment by the Tax Reform Act of 1986) or is "tax-exempt use property" within the meaning of
Section 168 of the Code.

        (7) Neither United, its Subsidiary nor any Tax Affiliate is required to include in income any adjustment under Section 481(a) of the Code by reason of a voluntary change in accounting method initiated by United, its Subsidiary or any Tax Affiliate as a result of the Tax Reform Act of 1986 and neither United, its Subsidiary nor any Tax Affiliate has knowledge that the Internal Revenue Service has proposed any such adjustment or change in accounting method.

        (8) All transactions that could give rise to an understatement of federal income tax (within the meaning of Section 6661 of the Code as it applied prior to repeal) or an underpayment of tax (within the meaning of
Section 6662 of the Code) were reported in a manner for which there is substantial authority or were adequately disclosed (or, with respect to Returns filed before the Closing Date, will be reported in such a manner or adequately disclosed) on the Returns required in accordance with Sections 6661(b)(2)(B) and 6662(d)(2)(B) of the Code.

        (9) Neither United, its Subsidiary nor any Tax Affiliate has engaged in any transaction that would result in a deemed election under Section 338(e) of the Code, and neither United nor any Tax Affiliate will engage in any such transaction within any applicable "consistency period" (as such term is defined in Section 338 of the Code).

        (10) Neither United, its Subsidiary nor any Tax Affiliate has filed any consent under Section 341(f) of the Code.

        (11) For purposes of this Agreement, the term "Taxes" means all taxes, charges, fees, levies, or other assessments, including, without limitation, all net income, gross income, gross receipts, sales, use, ad valorem, transfer, franchise, profits, license, withholding, payroll, employment, social security, unemployment, excise, estimated, severance, stamp, occupation, property, or other taxes, customs duties, fees, assessments, or charges of any kind whatsoever, including, without limitation, all interest and penalties thereon, and additions to tax or additional amounts imposed by any taxing authority, domestic or foreign, upon United, its Subsidiary or any Tax Affiliate.

   (l)  Employee Benefit Plans.

        (1) Except as set forth under the caption referencing this Section 4(l) hereof in the Disclosure Schedule, with respect to all employees and former employees of the Company and all dependents and beneficiaries of such employees and former employees, (i) United and its Subsidiary does not maintain or contribute to any nonqualified deferred compensation or retirement plans, contracts or arrangements; (ii) United and its Subsidiary does not maintain or contribute to any qualified defined contribution plans (as defined in Section 3(34) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or Section 414(i) of the Code; (iii) United and its Subsidiary does not maintain or contribute to any qualified defined benefit plans (as defined in Section 3(35) of ERISA or Section 414(j) of the Code); and (iv) United and its Subsidiary does not maintain or contribute to any employee welfare benefit plans (as defined in Section 3(1) of ERISA).

        (2) With the exception of the Financial Institutions Retirement Fund defined benefit pension plan in which the United Subsidiary participates, to the extent required (either as a matter of law or to obtain the intended tax treatment and tax benefits), all employee benefit plans (as defined in Section 3(3) of ERISA) which United or its Subsidiary maintains or to which United or its Subsidiary contributes (collectively, the "Plans") comply in all material respects with the requirements of ERISA and the Code and any other applicable law(including all reporting and disclosure requirements thereunder) and the terms of the Plan. With respect to the Plans, (i) all required contributions which are due have been made and a proper accrual has been made for all contributions due in the current fiscal year; (ii) there are no actions, suits or claims pending, other than routine uncontested claims for benefits; and
(iii) there have been no prohibited transactions (as defined in Section 406 of ERISA or Section 4975 of the Code). With respect to the United Subsidiary s participation in the Financial Institutions Retirement Fund defined benefit pension plan, the United Subsidiary has made the contributions required under the terms of its participation in the Fund.

        (3) United and its Subsidiary have delivered to Heritage true and complete copies of (i) the most recent determination letter, if any, received by United and its Subsidiary from the Internal Revenue Service regarding the Plans which United or its Subsidiary maintains or to which United or its Subsidiary contributes and any amendment to any Plan made subsequent to any Plan amendments covered by any such determination letter; (ii) the most recent financial statements and annual report or return for the Plans including Form 5500 for the three most recent plan years; the current plan document and amendments, summary plan descriptions, trust documents, insurance contracts, service agreements and all related contracts and documents (including any employee summaries and material employee communications).

        (4) Neither United nor its Subsidiary contribute (and have never contributed) to any multi-employer plan, as defined in Section 3(37) of ERISA. United and its Subsidiary have no actual or potential liabilities under
Section 4201 of ERISA for any complete or partial withdrawal from a multi-employer plan. United and its Subsidiary have no actual or potential liability for death or medical benefits after separation from employment, other than as set forth under the caption referencing this Section 4(l) in the Disclosure Schedule with respect to (i) death benefits under the employee benefit plans or programs (whether or not subject to ERISA) and (ii) health care continuation benefits described in Section 4980B of the Code.

        (5) Neither United and its Subsidiary or any of their respective directors, officers, employees or other "fiduciaries", as such term is defined in Section 3(21) of ERISA, has committed any breach of fiduciary responsibility imposed by ERISA or any other applicable law with respect to the Plans which would subject United and its Subsidiary or United or any of their respective directors, officers or employees to any liability under ERISA or any applicable law.

        (6) United and its Subsidiary have not incurred any liability for any tax or civil penalty or any disqualification of any employee benefit plan (as defined in Section 3(3) of ERISA) imposed by Sections 4980B and 4975 of the Code and Part 6 of Title I and Section 502(i) of ERISA.

   (m) Insurance. The Disclosure Schedule, under the caption referencing this Section 4(m), lists and briefly describes each insurance policy maintained by United and its Subsidiary with respect to their respective, assets and operations and sets forth the date of expiration of each such insurance policy. All of such insurance policies are in full force and effect and are issued by insurers of recognized responsibility. Neither United nor its Subsidiary is in default with respect to its obligations under any of such insurance policies.

   (n)  Compliance with Laws; Permits.

        (1) United, its Subsidiary and their respective officers, directors, agents and employees have complied in all material respects with all applicable laws, regulations and other requirements, including, but not limited to, federal, state, local and foreign laws, ordinances, rules, regulations and other requirements pertaining to banking, truth-in-lending, truth-in-savings, consumer credit disclosures, equal employment opportunity, employee retirement, affirmative action and other hiring practices, occupational safety and health, workers' compensation, unemployment and building and zoning codes, which materially affect the business of United and its Subsidiary or the Real Property and to which United and its Subsidiary may be subject, and no claims have been filed against United and its Subsidiary alleging a violation of any such laws, regulations or other requirements. United and its Subsidiary have no knowledge of any action, pending or threatened, to change the zoning or building ordinances or any other laws, rules, regulations or ordinances affecting the Real Property. United and its Subsidiary are not relying on any exemption from or deferral of any such applicable law, regulation or other requirement that would not be available to United after it acquires United s properties, assets and business.

        (2) United and its Subsidiary have, in full force and effect, all licenses, permits and certificates, from federal, state, local and foreign authorities (including, without limitation, federal and state agencies regulating occupational health and safety) necessary to conduct its business and own and operate its properties (other than Environmental Permits, as such term is defined in Section 4(o)(3) hereof) (collectively, the "Permits"). A true, correct and complete list of all the Permits is set forth under the caption referencing this Section 4(n) in the Disclosure Schedule. United and its Subsidiary have conducted its business in compliance with all material terms and conditions of the Permits.

        (3) United and its Subsidiary have not made or agreed to make gifts of money, other property or similar benefits (other than incidental gifts of articles of nominal value) to any actual or potential customer, supplier, governmental employee or any other person in a position to assist or hinder United and its Subsidiary in connection with any actual or proposed transaction.

        (4) In particular, but without limiting the generality of the foregoing, United and its Subsidiary have not violated and have no liability, and have not received a notice or charge asserting any violation of or liability under, the federal Occupational Safety and Health Act of 1970 or any other federal or state acts (including rules and regulations thereunder) regulating or otherwise affecting employee health and safety.

   (o)  Environmental Matters.

        (1) As used in this Section 4(o), the following terms shall have the following meanings:

             (i) "Hazardous Materials" means any dangerous, toxic or hazardous pollutant, contaminant, chemical, waste, material or substance as defined in or governed by any federal, state or local law, statute, code, ordinance, regulation, rule or other requirement relating to such substance or otherwise relating to the environment or human health or safety, including without limitation any waste, material, substance, pollutant or contaminant that might cause any injury to human health or safety or to the environment or might subject the Company to any imposition of costs or liability under any Environmental Law.

             (ii) "Environmental Laws" means all applicable federal, state, local and foreign laws, rules, regulations, codes, ordinances, orders, decrees, directives, permits, licenses and judgments relating to pollution, contamination or protection of the environment (including, without limitation, all applicable federal, state, local and foreign laws, rules, regulations, codes, ordinances, orders, decrees, directives, permits, licenses and judgments relating to Hazardous Materials in effect as of the date of this Agreement).

             (iii) "Release" shall mean the spilling, leaking, disposing, discharging, emitting, depositing, ejecting, leaching, escaping or any other release or threatened release, however defined, whether intentional or unintentional, of any Hazardous Material.

        (2) United, its Subsidiary and the Real Property are in material compliance with all applicable Environmental Laws.

        (3) United and its Subsidiary have obtained, and maintained in full force and effect, all environmental permits, licenses, certificates of compliance, approvals and other authorizations necessary to conduct its business and own or operate the Real Property (collectively, the "Environmental Permits"). A true and correct copy of each such Environmental Permit shall be provided by United and its Subsidiary at least 14 days prior to the Closing. United and its Subsidiary have conducted their respective businesses in compliance with all terms and conditions of the Environmental Permits. United and its Subsidiary have filed all reports and notifications required to be filed under and pursuant to all applicable Environmental Laws.

        (4) Except as set forth in the Disclosure Schedule under the caption referencing this Section 4(o)(4), the Company has not received notice alleging in any manner that United or its Subsidiary is, or might be potentially responsible for any Release of Hazardous Materials, or any costs arising under or violation of Environmental Laws.

        (5) No expenditure will be required in order for United to comply with any Environmental Laws in effect at the time of the Closing in connection with the operation or continued operation of the business of United, its Subsidiary or the Real Property in a manner consistent with the current operation thereof by United or the Subsidiary.

        (6) United and its Subsidiary have disclosed and delivered to United all environmental reports and investigations which United or its Subsidiary have obtained or ordered with respect to their respective businesses and the Real Property.

        (7) Except as set forth in the Disclosure Schedule under the caption referencing this Section 4(o)(7), no part of the business of United, its Subsidiary or the Real Property have been used as a landfill, dump or other disposal, storage, transfer, handling or treatment area for Hazardous Materials, or as a gasoline service station or a facility for selling, dispensing, storing, transferring, disposing or handling petroleum and/or petroleum products.

        (8) No lien has been attached or filed against United, its Subsidiary or the Real Property in favor of any governmental or private entity for (i) any liability or imposition of costs under or violation of any applicable Environmental Law; or (ii) any Release of Hazardous Materials.

   (p) Brokers' Fees. United does not have any liability or obligation to pay any fees or commissions to any broker, finder, or agent with respect to the transactions contemplated by this Agreement for which any of Heritage and its Subsidiaries could become liable or obligated.

   (q) Disclosure. The Registration Statement, the Prospectus, and the Definitive United Proxy Materials will comply with the Securities Act and the Securities Exchange Act in all material respects. The Registration Statement, the Prospectus, and the Definitive United Proxy Materials will not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they will be made, not misleading; provided, however, that United makes no representation or warranty with respect to any information that Heritage will supply specifically for use in the Registration Statement, the Prospectus, and the Definitive United Proxy Materials. None of the information that United will supply specifically for use in the Definitive Heritage Proxy Materials will contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they will be made, not misleading.

   5. Covenants. The Parties agree as follows with respect to the period from and after the execution of this Agreement.

   (a) General. Each of the Parties will use its reasonable best efforts to take all action and to do all things necessary, proper, or advisable in order to consummate and make effective the transactions contemplated by this Agreement (including satisfaction, but not waiver, of the closing conditions set forth in Section 6 below).

   (b) Notices and Consents. Heritage and United will give any notices (and will cause each of its respective Subsidiaries to give any notices) to third parties, and will use its reasonable best efforts to obtain (and will cause each of its respective Subsidiaries to use its reasonable best efforts to obtain) any third party consents, that (i) United reasonably may request of Heritage in connection with the matters referred to in Section 3(e) above; and
(ii) that Heritage reasonably may request of United in connection with the matters referred to in Section 4(e) above.

   (c) Regulatory Matters and Approvals. Each of the Parties will (and will cause each of its Subsidiaries to) give any notices to, make any filings with, and use its reasonable best efforts to obtain any authorizations, consents, and approvals of governments and governmental agencies in connection with the matters referred to in Section 3(e) and Section 4(e) above. Without limiting the generality of the foregoing:

        (i) Securities Act, Securities Exchange Act, and State Securities Laws. United will prepare and file with the SEC a registration statement under the Securities Act relating to the offering and issuance of United Shares (the "Registration Statement") and preliminary proxy materials under the Securities Exchange Act relating to the Special United Meeting. United will use its reasonable best efforts to respond to the comments of the SEC thereon and will make any further filings (including amendments and supplements) in connection therewith that may be necessary. At its own expense, Heritage will provide United with whatever financial statements, related disclosure information and assistance in connection with the foregoing filing that United reasonably may request. United will take all actions that may be necessary under state securities laws in connection with the offering and issuance of United Shares.

        (ii) Applicable Corporation Law. Heritage will call a special meeting of its stockholders (the "Special Heritage Meeting") as soon as reasonably practicable in order that the stockholders may consider and vote upon the adoption of this Agreement, the approval of the Merger in accordance with the Montana Business Corporation Act and to take such other action as necessary to effect the terms of the Agreement. United will call a special meeting of its stockholders (the "Special United Meeting") as soon as reasonably practicable in order that the stockholders may consider and vote upon the adoption of this Agreement, the approval of the Merger in accordance with the Minnesota Business Corporation Law and to take such other action as necessary to effect the terms of the Agreement. The Parties will mail the Joint Disclosure Document to their respective stockholders simultaneously and as soon as reasonably practicable. The Joint Disclosure Document will contain the affirmative recommendations of the respective boards of directors of the Parties in favor of the adoption of this Agreement and the approval of the Merger; provided, however, that an affirmative recommendation shall be excused in the event of the occurance of a material intervening event following the adoptions of resolutions by the board of directors to submit the Joint Disclosure Document to the shareholders for approval which event would require contrary action pursuant to the applicable fiduciary duties of directors of Heritage or United, as determined by such directors in good faith after consultation with and based upon the written advice of independent legal counsel.

        (iii) HOLA. United will file an application on Form H-(e)3 with OTS and will make any further filings pursuant thereto and with such other government agencies and departments that may be necessary.

    (d) Fairness Opinion and Comfort Letters. Heritage will deliver to United on or before the date the Joint Disclosure Document is mailed to their respective stockholders (i) an opinion of D.A. Davidson & Co. as to the fairness of the Merger to Heritage Stockholders from a financial point of view ("Heritage Fairness Opinion") and (ii) a letter of KPMG-Peat Marwick stating their conclusions as to the accuracy of certain information derived from the financial records of Heritage and its Subsidiaries and included within the pro-forma financial statements contained in the Joint Disclosure Document (the "Heritage Comfort Letter"). Each of the Heritage Fairness Opinion and Heritage Comfort Letter shall be reasonably satisfactory to United in form and substance. United will deliver to Heritage on or before the date the Joint Disclosure Document is mailed to their respective stockholders (i) an opinion of Columbia Financial Advisors, Inc. as to the fairness of the Merger to United Stockholders from a financial point of view ("United Fairness Opinion") and (ii) a letter of KPMG-Peat Marwick stating their conclusions as to the accuracy of certain information derived from the financial records of United and its Subsidiaries and the appropriateness under Generally Accepted Accounting Principals of the purchase method accounting treatment applied to the pro-forma financial statements contained in the Joint Disclosure Document (the "United Comfort Letter"). Each of the United Fairness Opinion and United Comfort Letter shall be reasonably satisfactory to Heritage in form and substance.

   (e) Listing of United Shares. United will use its reasonable best efforts to cause United Shares that will be issued in the Merger to be approved for listing on NASDAQ-NMS, subject to official notice of issuance, prior to the Effective Time.

   (f) Operation of Business. Heritage and United will not (and will not cause or permit any of its Subsidiaries to) engage in any practice, take any action, or enter into any transaction outside the Ordinary Course of Business except as may be required to fulfill an obligation or covenant undertaken pursuant to this Agreement. Without limiting the generality of the foregoing none of United, Heritage or any of their respective Subsidiaries:

        (i) will authorize or effect any change in their respective charter or bylaws;

        (ii) will grant any options, warrants, or other rights to purchase or obtain any capital stock or issue, sell, or otherwise dispose of any capital stock (except upon the conversion or exercise of options, warrants, and other rights currently outstanding);

        (iii) will declare, set aside, or pay any dividend or distribution with respect to capital stock (whether in cash or in kind), or redeem, repurchase, or otherwise acquire any of their respective capital stock, in either case outside the Ordinary Course of Business;

        (iv) issue any note, bond, or other debt security or create, incur, assume, or guarantee any indebtedness for borrowed money or capitalized lease obligation outside the Ordinary Course of Business;

        (v) will impose any Security Interest upon any assets outside the Ordinary Course of Business;

        (vi) will make any capital investment in, make any loan to, or acquire the securities or assets of any other Person outside the Ordinary Course of Business;

        (vii) will make any change in employment terms for any of its directors, officers, and employees outside the Ordinary Course of Business; and

        (viii) will commit to any of the foregoing.

    (g) Full Access. Heritage will (and it will cause each of its respective Subsidiaries to) permit representatives of United to have full access to all premises, properties, personnel, books, records (including tax records), contracts, and documents of or pertaining to each of Heritage and its Subsidiaries. United will treat and hold as such any Confidential Information it receives from any of Heritage and its Subsidiaries in the course of the reviews contemplated by this Section 5(g), will not use any of the Confidential Information except in connection with this Agreement, and, if this Agreement is terminated for any reason whatsoever, agrees to return to Heritage all tangible embodiments (and all copies) thereof which are in its possession. United will (and it will cause each of its respective Subsidiaries to) permit representatives of Heritage to have full access to all premises, properties, personnel, books, records (including tax records), contracts, and documents of or pertaining to each of United and its Subsidiaries. Heritage will treat and hold as such any Confidential Information it receives from any of United and its Subsidiaries in the course of the reviews contemplated by this Section 5(g), will not use any of the Confidential Information except in connection with this Agreement, and, if this Agreement is terminated for any reason whatsoever, agrees to return to United all tangible embodiments (and all copies) thereof which are in its possession.

   (h) Notice of Developments. Each Party will give prompt written notice to the other of any material adverse development causing a breach of any of its own representations and warranties in Section 3 and Section 4 above. No disclosure by any Party pursuant to this Section 5(h), however, shall be deemed to amend or supplement the Disclosure Schedule or to prevent or cure any misrepresentation, breach of warranty, or breach of covenant.

   (i) Exclusivity. Heritage will not (and will not cause or permit any of its Subsidiaries to) solicit, initiate, or encourage the submission of any proposal or offer from any Person relating to the acquisition of all or substantially all of the capital stock or assets of any of Heritage and its Subsidiaries (including any acquisition structured as a merger, consolidation, or share exchange); provided, however, that Heritage, its Subsidiaries, and their directors and officers will remain free to participate in any discussions or negotiations regarding, furnish any information with respect to, assist or participate in, or facilitate in any other manner any effort or attempt by any Person to do or seek any of the foregoing to the extent their fiduciary duties may require. Heritage shall notify United immediately if any Person makes any proposal, offer, inquiry, or contact with respect to any of the foregoing.

   United will not (and will not cause or permit any of its Subsidiaries to) solicit, initiate, or encourage the submission of any proposal or offer from any Person relating to the acquisition of all or substantially all of the capital stock or assets of any of United and its Subsidiaries (including any acquisition structured as a merger, consolidation, or share exchange);

provided, however, that United, its Subsidiaries, and their directors and officers will remain free to participate in any discussions or negotiations regarding, furnish any information with respect to, assist or participate in, or facilitate in any other manner any effort or attempt by any Person to do or seek any of the foregoing to the extent their fiduciary duties may require. United shall notify Heritage immediately if any Person makes any proposal, offer, inquiry, or contact with respect to any of the foregoing.

   (j)  Insurance and Indemnification.

         (i) United will provide each individual who served as a director or officer of Heritage at any time prior to the Effective Time with liability insurance for a period of 48 months after the Effective Time no less favorable in coverage and amount than any applicable insurance in effect immediately prior to the Effective Time; provided, however, that United may reduce the coverage and amount of liability insurance to the extent the cost of liability insurance having the full coverage and amount would exceed $20,000 per annum.

        (ii) United, as the Surviving Corporation in the Merger, will observe any indemnification provisions now existing in the certificate of incorporation or bylaws of Heritage for the benefit of any individual who served as a director or officer of Heritage at any time prior to the Effective Time.

   (k) Continuity of Business Enterprise. United will continue at least one significant historic business line of Heritage, or use at least a significant portion of Heritage's historic business assets in a business, in each case within the meaning of Reg. Section 1.368-1(d).

   (l) Loan Review. Each Subsidiary of United and Heritage engaged in banking activities shall permit officers of the other Subsidiary to review any loans proposed to be made to customers in excess of $100,000 prior to the Effective Time.

   6.  Conditions to Obligation to Close.

   (a) Conditions to Obligation of United. The obligation of United to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions:

        (i) this Agreement and the Merger shall have received the Requisite Heritage Stockholder Approval and the number of Dissenting Shares shall not exceed six per cent (6%) of the number of outstanding Heritage Shares;

        (ii) Heritage and its Subsidiaries shall have procured all of the third party consents specified in Section 5(b) above;

        (iii) the representations and warranties set forth in Section 3 above shall be true and correct in all material respects at and as of the Closing Date;

        (iv) Heritage shall have performed and complied with all of its covenants hereunder in all material respects through the Closing;

        (v) no action, suit, or proceeding shall be pending or threatened before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would
   (A) prevent consummation of any of the transactions contemplated by this Agreement, (B) cause any of the transactions contemplated by this Agreement to be rescinded following consummation, (C) affect adversely the right of the Surviving Corporation to own the former assets, to operate the former businesses, and to control the former Subsidiaries of Heritage, or (D) affect adversely the right of any of the former Subsidiaries of Heritage to own its assets and to operate its businesses (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

        (vi) Heritage shall have delivered to United a certificate to the effect that each of the conditions specified above in Section 6(a)(i)-(v) is satisfied in all respects;

        (vii) this Agreement and the Merger shall have received the Requisite United Stockholder Approval;

        (viii) the Registration Statement shall have become effective under the Securities Act;

        (ix) United Shares that will be issued in the Merger shall have been approved for listing on NASDAQ-NMS, subject to official notice of issuance;

        (x) all applicable waiting periods required by the OTS shall have expired or otherwise been terminated and the Parties shall have received all other authorizations, consents, and approvals of governments and governmental agencies referred to in Section 3(e) and Section 4(e) above;

        (xi) United shall have received from counsel to Heritage an opinion in form and substance acceptable to counsel for United, addressed to United, and Dated as of the Closing Date;

        (xii) United shall have received a certificate from Norwest Bank Minnesota, N.A. that the Loan Agreement has been satisfied by the Heritage Shareholders as of the Closing;

        (xiii) all actions, conditions, approvals and filings, except for the filing of Articles of Merger with the appropriate authorities, shall have been taken in connection with the merger and consolidation of the United Subsidiaries and Heritage Subsidiaries engaged in the banking business and such Articles of Merger shall be filed subsequent to the Effective Time;

        (xiv) all actions to be taken by Heritage in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to United;

        (xv) all requisite approvals from all applicable regulatory agencies having jurisdiction over the transactions contemplated by the Agreement and the accounting methods to be used have been obtained and there is no objection by KPMG-Peat Marwick to treating Heritage as the accounting acquiror of United under GAAP as applied to the purchase method of accounting; and

        (xvi) Heritage shall have provided to United title insurance or title opinions covering all real property owned by Heritage and its Subsidiary and a Phase I environmental audit with respect to such real property.

   United may waive any condition specified in this Section 6(a) if it executes a writing so stating at or prior to the Closing.

   (b) Conditions to Obligation of Heritage. The obligation of Heritage to consummate the transactions to be performed by it in connection with the Closing is subject to satisfaction of the following conditions:

        (i) this Agreement and the Merger shall have received the Requisite United Stockholder Approval and the number of Dissenting Shares shall not exceed ten per cent (10%) of the number of outstanding United Shares;

        (ii) the Registration Statement shall have become effective under the Securities Act;

        (iii) United Shares that will be issued in the Merger shall have been approved for listing on NASDAQ-NMS, subject to official notice of issuance;

        (iv) the representations and warranties set forth in Section 4 above shall be true and correct in all material respects at and as of the Closing Date;

        (v) United shall have performed and complied with all of its covenants hereunder in all material respects through the Closing;

        (vi) no action, suit, or proceeding shall be pending or threatened before any court or quasi-judicial or administrative agency of any federal, state, local, or foreign jurisdiction or before any arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling, or charge would
   (A) prevent consummation of any of the transactions contemplated by this Agreement, (B) cause any of the transactions contemplated by this Agreement to be rescinded following consummation, (C) affect adversely the right of the Surviving Corporation to own the former assets, to operate the former businesses, and to control the former Subsidiaries of United, or (D) affect adversely the right of any of the former Subsidiaries of United to own its assets and to operate its businesses (and no such injunction, judgment, order, decree, ruling, or charge shall be in effect);

        (vii) United shall have delivered to Heritage a certificate to the effect that each of the conditions specified above in Section 6(b)(i)-(vi) is satisfied in all respects;

        (viii) this Agreement and the Merger shall have received the Requisite Heritage Stockholder Approval;

        (ix) all necessary approvals have been obtained from OTS pursuant to HOLA and the Parties shall have received all other authorizations, consents, and approvals of governments and governmental agencies referred to in Section 3(e) and Section 4(e) above;

        (x) Heritage shall have received from counsel to United an opinion in form and substance acceptable to counsel for Heritage, addressed to Heritage, and dated as of the Closing Date;

        (xi) Heritage shall have received from its counsel an opinion to the effect that the Merger will constitute a tax-free reorganization pursuant to Code Section 368(a)(1)(A);

        (xii) Heritage shall have received the resignations, effective as of the Effective Time, of the directors and officers of United and its Subsidiaries as provided in Section 2(d)(iv);

        (xiii) Heritage or the Heritage Shareholder owning or controlling a majority of Heritage Shares shall have received Rights of First Refusal in form and substance substantially similar to attached Exhibit B from United Shareholders representing not less than 250,000 shares of the outstanding Common Stock of United as of the date of this Agreement; and

        (xiv) all actions to be taken by United in connection with consummation of the transactions contemplated hereby and all certificates, opinions, instruments, and other documents required to effect the transactions contemplated hereby will be reasonably satisfactory in form and substance to Heritage;

        (xv) all requisite approvals from all applicable regulatory agencies having jurisdiction over the transactions contemplated by the Agreement and the accounting methods to be used have been obtained and there is no objection by KPMG-Peat Marwick to treating Heritage as the accounting acquiror of United under GAAP as applied to the purchase method of accounting; and

        (xvi) United shall have provided to Heritage title insurance or title opinions covering all real property owned by United and its Subsidiary and a Phase I environmental audit with respect to such real property.

   Heritage may waive any condition specified in this Section 6(b) if it executes a writing so stating at or prior to the Closing.

   7.   Termination.

   (a) Termination of Agreement. Either of the Parties may terminate this Agreement with the prior authorization of its board of directors (whether before or after stockholder approval) as provided below:

        (i) the Parties may terminate this Agreement by mutual written consent at any time prior to the Effective Time;

        (ii) United may terminate this Agreement by giving written notice to Heritage at any time prior to the Effective Time (A) in the event Heritage has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, United has notified Heritage of the breach, and the breach has continued without cure for a period of 30 days after the notice of breach or (B) if the Closing shall not have occurred on or before March 31, 1998, by reason of the failure of any condition precedent under Section 6(a) hereof (unless the failure results primarily from United breaching any representation, warranty, or covenant contained in this Agreement);

        (iii) Heritage may terminate this Agreement by giving written notice to United at any time prior to the Effective Time (A) in the event United has breached any material representation, warranty, or covenant contained in this Agreement in any material respect, Heritage has notified United of the breach, and the breach has continued without cure for a period of 30 days after the notice of breach or (B) if the Closing shall not have occurred on or before March 31, 1998, by reason of the failure of any condition precedent under Section 6(b) hereof (unless the failure results primarily from Heritage breaching any representation, warranty, or covenant contained in this Agreement);

        (iv) any Party may terminate this Agreement by giving written notice to the other Party at any time prior to the Effective Time in the event a Fairness Opinion is withdrawn; or

        (v) any Party may terminate this Agreement by giving written notice to the other Party at any time after the Special United Meeting or the Special Heritage Meeting in the event this Agreement and the Merger fail to receive the Requisite United Stockholder Approval or the Requisite Heritage Stockholder Approval respectively.

   (b) Effect of Termination. If any Party terminates this Agreement pursuant to Section 7(a) above, all rights and obligations of the Parties hereunder shall terminate without any liability of any Party to any other Party (except for any liability of any Party then in breach); provided, however, that the confidentiality provisions contained in Section 5(g) above shall survive any such termination.

   8.   Miscellaneous.

   (a) Survival. None of the representations, warranties, and covenants of the Parties other than the provisions in Section 2 above concerning issuance of United Shares, the provisions in Section 5(j) above concerning insurance and indemnification, and the provisions in Section 5(k) above concerning certain requirements for a tax-free reorganization will survive the Effective Time.

   (b) Press Releases and Public Announcements. No Party shall issue any press release or make any public announcement relating to the subject matter of this Agreement without the prior written approval of the other Party; provided, however, that any Party may make any public disclosure it believes in good faith is required by applicable law or any listing or trading agreement concerning its publicly-traded securities (in which case the disclosing Party will use its [reasonable] best efforts to advise the other Party prior to making the disclosure).

   (c) No Third Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any Person other than the Parties and their respective successors and permitted assigns; provided, however, that (i) the provisions in Section 2 above concerning issuance of United Shares and the provisions in
Section 5(k) above concerning certain requirements for a tax-free reorganization are intended for the benefit of Heritage Stockholders and (ii) the provisions in Section 5(j) above concerning insurance and indemnification are intended for the benefit of the individuals specified therein and their respective legal representatives.

   (d) Entire Agreement. This Agreement (including the documents referred to herein) constitutes the entire agreement between the Parties and supersedes any prior understandings, agreements, or representations by or between the Parties, written or oral, to the extent they related in any way to the subject
matter hereof.                       E-35

   (e) Succession and Assignment. This Agreement shall be binding upon and inure to the benefit of the Parties named herein and their respective successors and permitted assigns. No Party may assign either this Agreement or any of its rights, interests, or obligations hereunder without the prior written approval of the other Party.

   (f) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

   (g) Headings. The section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

   (h) Notices. All notices, requests, demands, claims, and other communications hereunder will be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if (and then two business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

   If to the Heritage:            Mr. Kurt Weise
                                  Secretary
                                  Heritage Bancorporation
                                  5500 Wayzata Blvd., No. 145
                                  Golden Valley, Minnesota   55416

   Copy to:                       Lindquist & Vennum
                                  80 South 8th Street
                                  4200 IDS Center
                                  Minneapolis, Minnesota  55402
                                  Attn: Kevin Costley

   If to United:                  Mr. Bruce Weldele
                                  President and CEO
                                  601 First Avenue North
                                  Great Falls, Montana  59401

   Copy to:                       Dorsey & Whitney LLP
                                  8 Third Street North
                                  P. O. Box 1566
                                  Great Falls, Montana  59403
                                  Attn: Bruce A. MacKenzie

Any Party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any Party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other Party notice in the manner herein set forth.

   (i) Governing Law. This Agreement shall be governed by and construed in accordance with the domestic laws of the State of Minnesota without giving effect to any choice or conflict of law provision or rule (whether of the

State of Minnesota or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Minnesota.

   (j) Amendments and Waivers. The Parties may mutually amend any provision of this Agreement at any time prior to the Effective Time with the prior authorization of their respective boards of directors; provided, however, that any amendment effected subsequent to stockholder approval will be subject to the restrictions contained in the Minnesota Business Corporation Law. No amendment of any provision of this Agreement shall be valid unless the same shall be in writing and signed by both of the Parties. No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

   (k) Severability. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction.

   (l) Expenses. Each of the Parties will bear its own costs and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby.

   (m) Construction. The Parties have participated jointly in the negotiation and drafting of this Agreement. In the event an ambiguity or question of intent or interpretation arises, this Agreement shall be construed as if drafted jointly by the Parties and no presumption or burden of proof shall arise favoring or disfavoring any Party by virtue of the authorship of any of the provisions of this Agreement. Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context otherwise requires. The word "including" shall mean including without limitation.

   (n) Incorporation of Exhibits and Schedules. The Exhibits and Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

 IN WITNESS WHEREOF, the Parties hereto have executed this Agreement on the date first above written.

                                     HERITAGE BANCORPORATION



                                     By:    /s/Mr. Kurt Weise
                                            ---------------------------------
                                            Secretary
                                     Title: ---------------------------------




                                     UNITED FINANCIAL CORP.

                                     By:    /s/Mr. Bruce K. Weldele
                                            ---------------------------------
                                            President and CEO
                                     Title: ---------------------------------