Form 10-K
period 1997-12-31
UNITED FINANCIAL CORP \MN\
filed 1998-03-31
CIK 1011309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITY EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________

                         Commission file number: 0-28080

                             UNITED FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

                   MINNESOTA                              81-0507591
       (State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)              Identification Number)

         P.O. Box 2779, 120 1st Avenue North, Great Falls, Montana 59403
               (Address of principal executive offices)        (Zip Code)


       Registrant's telephone number, including area code: (406) 727-6106

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of February 27, 1998, was $30,522,474.

   The number of shares of Registrant's common stock outstanding on February 27, 1998 was 1,698,312. Registrant's common stock is traded on the Nasdaq National Market, symbol UBMT.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 18, 1998 are incorporated by reference into III of this Form 10-K.

                             UNITED FINANCIAL CORP.
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                                                     Page Number
                                     PART I

ITEM 1.  BUSINESS............................................................. 1

ITEM 2.  PROPERTIES...........................................................22

ITEM 3.  LEGAL PROCEEDINGS....................................................22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................22

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.................................................23

ITEM 6.  SELECTED FINANCIAL DATA..............................................25

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................26

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........38

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................39

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................39

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................39

ITEM 11. EXECUTIVE COMPENSATION...............................................39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT......................................................40

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................40

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.........................................................40

                                     PART V

ITEM 15. FINANCIAL INFORMATION OF HERITAGE....................................41

ITEM 16. UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION - HERITAGE
          AND UNITED..........................................................41

SIGNATURES....................................................................42

                                     PART I.

ITEM 1. BUSINESS

   GENERAL. United Financial Corp. is a savings bank holding company headquartered in Great Falls, Montana. Its wholly owned subsidiaries, United Savings Bank, F.A. (United Bank) and Heritage Bank, FSB (Heritage Bank), are federally chartered stock savings banks. United Financial Corp. and its subsidiaries are collectively referred to as the Company, and United Financial is sometimes used to refer to the Company as constituted pre-Merger. Heritage Bank are collectively referred to herein as the Banks. Full service branches are located in Shelby, Chester, Havre and Glendive, Montana, and loan production offices are located in Bozeman, Missoula, Hamilton and Libby, Montana. The Banks' deposits are insured by the Federal Deposit Insurance Corporation (FDIC)
- Savings Association Insurance Fund (SAIF). The Banks are members of the Federal Home Loan Bank (FHLB) of Seattle, Washington and are subject to comprehensive supervision, regulation, and examination by the Office of Thrift Supervision (OTS) and the FDIC. The Banks are also subject to the regulations of the Board of Governors of the Federal Reserve System.

   The Company's principal business is attracting deposits from the general public through its offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agriculture and consumer loans. The residential loans and certain of the agricultural and commercial loans are secured by mortgages. The Company also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and interest-earning deposits.

   The Company's financial condition and results of operations are dependent primarily on net interest income and fee income. Net interest income is the difference between the interest income earned on loans, mortgage-backed securities, other investment securities and interest-earning deposits, less its cost of funds, consisting of interest paid on deposits and borrowed money. The Company's financial condition and results of operations are also significantly influenced by local and national economic conditions, changes in market interest rates, governmental policies, tax laws and the actions of various regulatory agencies.

   The Company's principal executive offices are located at 120 First Avenue, Great Falls, Montana, and its telephone number is (406) 727-6106. United Bank has a wholly owned subsidiary, Community Service Corporation, which owns and manages real estate held for investment.

   MERGER. On February 3, 1998, United Financial and Heritage Bancorporation (Heritage) merged. In connection with the Merger, which was structured as a merger of Heritage into United Financial, each outstanding share of Heritage common stock was converted into shares of United Financial's Common Stock. An aggregate of 475,000 shares (or 28%) of United Financial's Common Stock was issued in connection with the Merger. Prior to the Merger, the former shareholders of Heritage (the Former Heritage Shareholders) owned approximately 3.3% of the outstanding shares of United Financial's Common Stock. Immediately following the Merger, the Former Heritage Shareholders owned approximately 30% of the outstanding shares of the Company's Common Stock. It is expected that United Bank will merge into Heritage Bank on or about May 3, 1998.

   In connection with the Merger, the Board of Directors of the Company was increased to nine members and five persons nominated by the Former Heritage Shareholders (the Heritage Nominees) were elected to the Board. Consequently, the Heritage Nominees now constitute a majority of the Board. Three of the Heritage Nominees were Former Heritage Shareholders and the other two were executive officers of other banks controlled by the Former Heritage Shareholders. There are no contractual or other requirements for the Heritage Nominees to be nominated or re-elected to the Board in the future. The Heritage Nominees, representing a majority of the Board, will be able to select and control the management of the Company as well as the board of directors of the Company's subsidiary banks.

   The new management of the Company intends to change the Company's historical business strategy and engage in a growth-oriented expansion strategy by pursuing internal and external growth opportunities, when available. The Company intends to expand the customer base of the Banks by emphasizing commercial and consumer loans as well as the mortgage business historically emphasized by United Bank. Management will consider pursuing external growth through opening new branches, possible acquisitions of other financial institutions, as well as expansion of the geographic area currently served. This strategy is consistent with the growth-oriented expansion historically pursued by Heritage. The Company's new business strategy may subject the Company to a greater degree of risk. These risks include increased risk of losses on loans, provision for loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions, and problems relating to the management of growth. There can be no assurance that the Company will be successful in instituting this new business strategy or in managing growth. Failure of the Company to successfully address any of these issues could have a material adverse effect on the Company's business, results of operations, financial condition or dividend policy.

   The Merger was treated as a reverse acquisition and accounted for as a purchase in accordance with generally accepted accounting principles. Heritage was considered the accounting acquirer because Heritage effectively acquired the operations of United Financial, as a result of the change in control and other related consequences of the Merger. For information regarding the accounting treatment of the Merger, see the footnote entitled "Subsequent Event-Merger" in the Company's consolidated financial statements in Part IV, Item 14.

   Consistent with Heritage being the acquiring corporation, the historical financial statements of the combined entity (i.e. the Company) commencing with the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 will be those of Heritage and not United Financial as it existed prior to the Merger. Accordingly, the historical statements of operations of the combined entity will reflect only the operations of the United Financial commencing on and after the closing date of the Merger. United Financial's consolidated financial statements for the period ending December 31, 1997 contained in this Report reflect the financial position and results of operations of United Financial for periods ending prior to the Merger and thus do not reflect or include the financial position and results of operations of Heritage's operations.

   The Company is also filing certain financial statements of Heritage in this Report, including audited consolidated financial statements for the three years ending December 31, 1997, 1996 and 1995 and a related Management's Discussion and Analysis of Financial Condition of Operations of Heritage. The Company is also filing in this Report Unaudited Pro Forma Combined Financial Information of Heritage and United Financial. See Part V, Items 15 and 16 of this Report. KPMG Peat Marwick LLP, United Financial's auditor, was also the auditor for Heritage for the years ended December 31, 1997 and 1995.

   For additional information regarding the Merger and Heritage, see the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 1998.

   MARKET AREA. The Company's primary market area has been the Great Falls, Montana metropolitan area and the areas surrounding its offices in Shelby, Glendive and Havre, Montana. With the Merger, Chester, Montana has been added as a market area as well as market areas served by Loan Production Offices (LPO's) in Bozeman, Missoula, Hamilton and Libby. Great Falls, the county seat of Cascade County, is one of the largest cities in Montana. The estimated 1997 Great Falls and Cascade county populations were approximately 58,000 and 81,000, respectively.

   The economy of Great Falls, a regional trade center, is largely based on agriculture, health care and Department of Defense activities. Located in Great Falls is Malmstrom Air Force Base (MAFB). MAFB is manned by approximately 4,100 military personnel and civilian employees making it the largest employer in the city and Cascade county. Also stationed at the MAFB will be the Red Horse Unit, a new civil engineering group. By October 1998, this new group expects to have over 400 new military jobs filled. The Montana Air National Guard, 120th Fighter Wing is also located in Great Falls. Its complement consists of approximately 1,035 members, of which approximately 350 are full time. Each of these defense-related activities contributes significantly to the local economy. There can be no assurance that future Defense Department cutbacks or base closures will not adversely influence military operations and thus the economy in the Company's primary market area.

   The economies of Shelby, Chester, Glendive and Havre, Montana are dependent to a large extent on agricultural, livestock and railroad activities. Areas served by the Company's LPO's are less dependent upon agriculture. Areas such as Missoula, Hamilton and Bozeman are also supported by tourism and higher education. Nevertheless, agriculture is the predominant activity in the state and any adverse trend could adversely affect the Company.

   COMPETITION. The Banks, like other depository institutions, are operating in a rapidly changing environment and, therefore, face considerable competition in the attraction of deposits and the origination of loans. Historically, the most direct competition for deposits has come from other savings institutions, credit unions and commercial banks. There are approximately 30 depository institutions, commercial banks, credit unions and savings institutions with offices in the Company's market areas. Non-depository financial service organizations, primarily in the securities and insurance industries, have also become competitors for retail savings and investment funds. The Company's deposit programs compete with money market mutual funds, government securities and other investment alternatives. The Company competes for deposits by offering a variety of deposit accounts at interest rates based upon market conditions, convenient business hours, quality service and convenient branch locations.

   The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) expanded the scope of regulations over the Banks' operations. The current and potential long-term impact of future legislation on the operations of the Banks is not predictable. However, further consolidation within the industry as well as technology improvements and financial modernization are imminent. See "Regulation - Banks."

LENDING ACTIVITIES

   GENERAL. Lending activities are one of the Company's primary sources of income. The Company's interest income from loans receivable as a percentage of total interest income for the years ending December 31, 1997, 1996 and 1995 was approximately 44.1%, 40.8% and 39.0%, respectively. To date, the Company's principal lending activity has been the origination of residential loans on existing real estate, including conventional residential real estate loans (loans which are neither insured nor partially guaranteed by government agencies) and residential real estate loans insured by the Federal Housing Administration (FHA) or partially guaranteed by the Veterans Administration
(VA). As a result of the Merger, the Company intends to broaden its lending activities and expects its interest income from loans receivable to increase as a percentage of total interest income in the future. See "Business - General"

   FIXED VS ADJUSTABLE RATE LENDING. Generally, fixed rate loans have a greater interest rate risk than adjustable rate loans. However, borrowers have learned to take advantage of discounted and below market adjustable starting rates by making early prepayments and refinancing adjustable rate loans when the adjustment is not favorable to the borrower. United Bank has not generally offered discounted first year or starting rates for adjustable rate loans that it retains for its own portfolio. Instead fixed rate loans of varying terms out to 15 years have been offered where the loan half-life approximates seven years (i.e. 15-year loan with 7-year half-life).

   If and when mortgage loans with longer half-lives than seven to eight years are to be retained for loan portfolio, United Bank intends to become more aggressive in providing adjustable rate loan products. Also, as mortgage loan fixed rates increase the rate differential between adjustable rates and fixed rates will make adjustable rates more attractive without the first year rate discounts that presently result in low yields when adjustable rate loans are paid off early.

   Adjustable rate loans have been available to United Bank's mortgage customers since 1981, however, the majority of adjustable rate mortgage loans produced in 1997, 1996 and 1995 were sold in the secondary market.

   United Bank's policy has been to offer both fixed rate and adjustable rate mortgage loan products enabling it to provide borrowers an alternative when fixed rates are rising.

   United Bank's mortgage portfolio contained adjustable rate loans at December 31, 1997, 1996 and 1995, totaling $1.5 million, $1.8 million, and $2.2 million, respectively. The percentage of adjustable rate loans to net loans receivable at the above dates was approximately 4%, 5% and 7%, respectively.

   LENDING RISKS. In addition to the aforementioned rate risks, there are a number of specific risks inherent in both mortgage and non-mortgage commercial and consumer lending. Generally, shorter-term loans with payments that pay off the entire principal balance over the term have less credit risk than loans with balloon balances at the end of the payment term. Historically, United Bank has concentrated on residential lending as home loans are believed to present the least amount of risk because of their 20% or more down payments, the ability to sell loans with terms exceeding 15 years, and the availability of government or private insurance coverage to protect against losses on loans with small or no down payments. Commercial real estate loans have been made where United Bank believed sizable equity and cash flow positions reduced the risks. Residential construction loans require greater expertise and have greater risk. United Bank believes, however, its experienced staff has adequately managed these risks. Non-mortgage commercial and consumer loans usually have more risk than real estate loans and therefore are underwritten to manage the collateral and payment risks by having shorter repayment terms, a required down payment and a good credit history.

   CHANGED LOAN POLICIES. As a result of the Merger, the Company has begun to use, for both Banks, the historical lending policies, guidelines and procedures of Hertiage Bank. These policies, guidelines and procedures include commercial, consumer and agricultural lending as well as residential mortgage lending. The policies, guidelines and procedures give lending authority to certain senior bank officers and committees and allow the Banks the flexibility to be responsive and competitive in their lending activities. It is anticipated that United Savings Bank will merge into Heritage Bank on or about May 3, 1998. For additional information regarding Heritage, see Part V, Items 15 and 16 and the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 1998.

   LOAN PORTFOLIO COMPOSITION. The following table shows the composition of the Company's loans receivable as of the dates indicated:

   (Dollars in thousands)
                                                  December 31,
                               ------------------------------------------------
                                   1997               1996              1995
                               ---------------  ---------------  --------------
Loans secured by real estate:
 1-4 residential               $20,013   52.9%  $20,975   56.8%  $20,511  64.1%
 5 or more residential           5,531   14.6     4,497   12.2     3,986  12.4
 Construction                    3,731    9.9     4,620   12.5     3,373  10.5
 Agricultural                      405    1.0
 Commercial                      2,660    7.0     3,077    8.4     2,517   7.9
                               -------  ------  -------  ------  -------  -----
                                32,340   85.4%   33,169   89.9%   30,387  94.9%
Consumer:
 Home equity loans and
 FHA Title I                     1,383    3.7%    1,132    3.1%    1,136   3.5%
 Loans to depositors
  savings secured                  103     .3        92     .2       175    .5
 Recreational vehicle
  auto and other                 1,103    2.9     1,251    3.4        55    .2
Commercial:
 Agricultural                      424    1.1
 Lease financing                   561    1.5
 Floor plan                        454    1.2       884    2.4
 Lines of credit and other       1,490    3.9       355    1.0       282    .9
                               -------  ------  -------  ------  -------  -----
                                 5,518   14.6%    3,714   10.1%    1,648   5.1%

  Total loans receivable        37,858  100.0%   36,883  100.0%   32,035 100.0%
                                        ======           ======          ======
Less:
 Discounts on loans                  2                4                8
 Reserve for possible loan
  losses                           300               75               75
 Loans in process                1,239            1,628            1,600
                               -------          -------          -------
   Net loans receivable        $36,317          $35,176          $30,352
                               =======          =======          =======

   LOAN ACTIVITY. The table below shows the loan activity of the Company for the years indicated.

     (Dollars in thousands)
                                                For Year Ended December 31,
                                               -----------------------------
                                                1997       1996       1995
     Real estate secured loans originated:     -------    -------    -------
       1-4 residential                         $16,431    $16,960    $12,018
       5 or more residential                     1,680        289        125
       Construction                              5,142      7,103      5,190
       Agricultural                                405
       Commercial                                           1,167         45
     Consumer and commercial (non-mortgage)
        loans originated                         4,717      5,807      1,842
     Commercial loan participations              1,561
                                               -------    -------    -------
        Total loans originated                  29,936     31,326     19,220
     Loans purchased
                                               -------    -------    -------
        Total originations and purchases        29,936     31,326     19,220

     Secondary market loan sales               (12,213)   (11,996)    (8,425)
     Portfolio loan sales                       (2,973)    (3,031)    (2,748)
     Loan repayments - real estate secured      (9,301)    (7,643)    (7,029)
     Loan repayments - consumer & commercial    (4,474)    (3,741)    (1,916)
                                                -------    -------    -------
        Total sales and repayments             (28,961)   (26,411)   (20,118)
     Other net changes:
       Loans in process and discounts on loans     391        (24)      (262)
       Reserve for possible loan losses           (225)
       Real estate owned transfers                            (67)
                                               -------    -------    -------
        Total other net changes                    166        (91)      (262)

          Net loan activity                     $1,141     $4,824    $(1,160)
                                               =======    =======    =======

   Total loans originated in 1997 were $29.9 million a decrease of $1.4 million, or 4%, from the $31.3 million of loan volume generated in 1996. Forty-one percent, or $12.2 million, of the total 1997 loan production and $12.0 million, or 38%, of the total 1996 loan production was comprised of long-term fixed rate mortgage loans originated for sale to the secondary market.

   RESIDENTIAL (NON-CONSTRUCTION) REAL ESTATE LENDING. At December 31, 1997, approximately $25.5 million, or 67%, of the Company's $37.9 million total loans receivable consisted of loans secured by first liens on single-family and multi-family residential properties. At December 31, 1997, approximately $4.2 million, or 11%, of the Company's total loans receivable consisted of FHA-insured and VA-guaranteed loans.

   Fifty-five percent, or $16.4 million, of the Company's total loan originations during 1997 and 54%, or $17.0 million, of total loan originations during 1996 were secured by one-to-four family dwellings.

   SECONDARY MARKET AND PORTFOLIO LOAN SALES. For the past several years, the Company's total production of long-term (15 to 30-year maturity) fixed rate residential loans have been originated according to prearranged underwriting standards that result in immediate sale to the secondary market, primarily to mortgage bankers and pension funds. While origination and sale of these loans produces fee income, the loans are carried at their outstanding principal balance, which is the contracted purchase price, and therefore, no gain or loss is realized at sale. Retaining long-term, fixed-rate loan production for portfolio in the low market interest rate cycle of the past few years would expose the Company to declines in market values should interest rates rise. This origination and sale policy is a component of the Company's overall "Asset/Liability Management" program. The Company sold long-term fixed-rate mortgage loans to the secondary market in aggregate amounts of $12.2 million in 1997 and $12.0 million and $8.4 million during 1996 and 1995, respectively. At December 31, 1997 and 1996, loans held for sale were $1.1 million and $1.2 million, respectively. The Company also sells long-term fixed-rate loans that were refinances of existing portfolio loans or permanent financing of completed construction loans to the secondary market or to Montana State agencies. These loans are carried at their outstanding principal balance, which was the contracted purchase price, and therefore, no gain or loss was realized at sale. During 1997, 1996 and 1995 the Company sold portfolio loans in aggregate amounts of $3.0 million, $3.0 million and $2.7 million, respectively.

   See Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

   REAL ESTATE CONSTRUCTION LOANS. In addition to first-lien mortgage loans, United Bank also provides interim financing for the construction of single-family and multi-unit dwellings and improvement of real estate to be used for the construction of such dwellings. Construction loans are generally made for periods of six months, with interest paid at quarterly or six-month intervals. Such loans may be extended for several months due to adverse weather conditions or other justifiable delays in construction. United Bank provides financing primarily for a small number of contractors who have demonstrated an ability to complete projects and financial responsibility in residential development and construction and have operated in United Bank's lending area for a number of years. United Bank originated approximately $5.1 million, $7.1 million, and $5.2 million in primarily residential construction loans during 1997, 1996 and 1995, respectively. As of December 31, 1997, construction loans outstanding were approximately $3.7 million, or 10%, of the Company's total loans receivable. Ninety percent of construction loans outstanding at December 31, 1997, were residential properties. The $1.2 million of undisbursed loan funds outstanding at December 31, 1997, was for construction loans.

   COMMERCIAL AND AGRICULTURAL REAL ESTATE LOANS. United Bank engages in commercial real estate lending. Whenever possible in making such loans, United Bank participates in the United States Small Business Administration's program for guaranteed commercial real estate loans. United Bank's loans on commercial real estate are primarily first lien loans with 10 to 15-year maturities and adjustable interest rates based on U.S. Treasury indexes for 1, 3, and 5 years. Beginning in 1997, United Bank engaged in agricultural real estate lending. At December 31, 1997 and 1996, commercial and agricultural real estate loans receivable were approximately $3.1 million and $3.1 million, respectively. $.4 million of agricultural loans were originated during 1997, while no commercial real estate loans were originated during the year. The Company is limited on the amount that it can invest in nonresidential real estate loans, but the limitation does not have a material impact on United Bank's commercial lending activities.

   NON-MORTGAGE LOANS. In addition to real estate lending, United Bank also offers consumer and commercial non-mortgage loans. Prior to 1996, United Bank's consumer loan portfolio included home equity, home improvement, auto, and deposit account loans. During 1996, United Bank entered into an agreement with a local merchant to purchase qualifying recreational vehicle (RV) loans. United Bank requires fire, hazard and casualty insurance for loans secured by home equity and casualty insurance for loans secured by autos and RV units. At December 31, 1997, consumer non-mortgage loans receivable were approximately $2.6 million, or less than 7% of the Company's total loans receivable. United Bank originated $1.7 million in non-mortgage consumer loans in 1997 and $2.4 million of non-mortgage consumer loans in 1996. This decrease was largely due to increased competition for RV loans, which was partially offset by a increase in home equity loans.

   United Bank also offers commercial non-mortgage loans. Prior to 1997, United Bank's portfolio consisted of commercial lines of credit and fixed rate commercial loans. Beginning in 1997, United Bank began to originate agricultural non-mortgage lines of credit and fixed rate loans. United Bank also entered into loan participation agreements for lease financing loans and commercial lines of credit with a loan origination office located in Minneapolis, Minnesota. At December 31, 1997, the total commercial non-mortgage loan portfolio was approximately $2.9 million, or almost 8% of the Company's total loans receivable. United Bank originated approximately $4.6 million in commercial non-mortgage loans in 1997 and approximately $3.4 million in commercial non-mortgage loans in 1996. United Bank makes and retains non-mortgage consumer and commercial loans in its portfolio to better match the maturities of its assets and liabilities because the term of consumer loans is relatively short (generally 1 to 15 years).

   United Bank mainly originates loans through its loan officers, other staff members and referrals and now is utilizing outside loan origination offices to implement a more aggressive loan posture. United Bank's existing customer base generates many of the loans United Bank originates. United Bank has a written loan policy in which procedures for loan approval limits by certain loan officers are set forth.

   The use of licensed and/or certified appraisers is required for real estate-related financial transactions where the value exceeds $250,000. All transactions of $1,000,000 or more, nonresidential and residential over four living units where the transaction is $250,000 or more and complex residential transactions of $250,000 or more require a State Certified Appraiser. United Bank requires independent appraisals and/or evaluations for all real estate loans prior to the closing of the loan, with all appraisals conducted in accordance with applicable OTS or FDIC regulations and United Bank's written appraisal policy statement. At a minimum, appraisals utilized by United Bank must be performed in accordance with generally accepted appraisal standards as evidenced by the standards promulgated by the Appraisal Standards Board of the Appraisal Foundation. In addition, as part of the loan approval process, United Bank's loan officers generally conduct on-site inspections of properties securing real estate loans that are to be held in its portfolio.

   Under United Bank's underwriting policies, conventional, owner-occupied, single-family residential loans can be made up to a 95% loan-to-appraised-value
(LTV) percentage. For these same loans, where the LTV exceeds 80%, United Bank has the additional requirement of private mortgage insurance. Borrowers generally may refinance or prepay loans at their option. The terms of United Bank's conventional real estate loans typically include a due-on-sale clause that provides for acceleration of indebtedness upon the sale or other disposition of secured property. Evidence of fire, casualty and hazard insurance with a mortgagee clause in favor of United Bank is required prior to settlement of residential and commercial real estate loans. Title insurance is generally required on properties securing such loans to protect United Bank against prior liens on the property or other claims against the title.

   Pursuant to OTS loan policy regulations, United Bank has established lending policies, loan portfolio diversification standards, prudent underwriting standards, including LTV procedures for the institution's real estate loan portfolio, and established documentation, approval and reporting requirements so that compliance with the institution's real estate lending policies can be monitored. United Bank's Board of Directors reviews real estate lending policies at least once a year.

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

     *Multifamily construction includes condominiums and cooperatives.

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

These exceptions must also be reported to the institution's board of directors. The total of all loans that exceed the regulatory LTV limits is limited to 100% of the institution's total capital. United Bank has a written loan policy, which includes LTV ratios that are more conservative than the new regulatory ratios. The guidelines have not had any material effect on the lending posture or procedures of United Bank.

   United Bank is also subject to laws and regulations that could impose liability on lenders and owners for cleanup expenses and other costs resulting from hazardous waste located on property securing real estate loans made by United Bank, or on real estate that is owned by United Bank, following a foreclosure. Although United Bank's lending procedures include measures designed to limit lender liability for hazardous waste cleanup and other related liability, there can be no assurance that United Bank will not become subject to such liability in the future.

   Under federal law, the aggregate amount of loans that United Bank is permitted to make to any one borrower (LTOB) cannot exceed 15% of unimpaired capital and surplus. Amounts up to an additional 10% of unimpaired capital and surplus may be extended for loans and extensions of credit fully secured by readily marketable collateral, which is defined to include certain financial instruments and bullion having a market value at least equal to the loan amount.

   The OTS has amended the loans to one borrower limitation to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under certain circumstance limited essentially to loans to develop or complete residential housing units. At December 31, 1997, United Bank's LTOB limit was approximately $2.3 million. The aggregate amount of loans outstanding to one borrower at December 31, 1997 was approximately $1.7 million and represented ten loans. At December 31, 1997, United Bank was in compliance with the LTOB limitations.

   United Bank offers a variety of adjustable-rate mortgage loans (ARMs), the interest rates on which vary with the movement of the index upon which the interest rates are based. If the interest rates change, loan payments, balances or terms may be adjusted. United Bank's primary indexes are the 1, 3, 5, and 10-year constant maturity Treasury indexes. Most of the ARMs currently originated by United Bank have loan terms of 15 to 20 years with rate adjustments generally every 1, 3 or 5 years during the term of the loan. Generally, interest rate adjustments on United Bank's ARMs are now limited to caps of 2% per year and 6% for the life of the loan. At December 31, 1997, ARMs constituted approximately $1.5 million, or 4%, of the Company's net loans receivable.

   In addition to charging interest on loans, United Bank charges fees for originating and servicing loans. These fees are for the inspection of property, payment of invoices during construction and other miscellaneous services. Loan origination fee income recognition is subject to Financial Accounting Standards Board (FASB) Statement No. 91. See Part IV, Item 14. - "Notes to Consolidated Financial Statements - Loan Origination Fees."

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

   Due to United Bank's policy of selling long-term, fixed-rate loans and retaining short-term loans in its portfolio the average maturity of the United Bank's portfolio has decreased. Also as borrowers continue to repay and payoff loans, the percentage of long-term, (greater than 15-year maturity) fixed-rate loans in United Bank's portfolio continues to decline. Additionally, with the exception of the FHA-insured and VA-guaranteed loans it originates, the terms of United Bank's mortgage loans contain due-on-sale clauses, which generally result in a payoff of the subject loan at the time of sale of the property securing the loan. Although assumptions of loans containing such clauses are generally not permitted, United Bank will permit assumption of certain conventional loans, provided that the assuming party agrees to either a reduction in the term of the loan being assumed or an increase in the interest rate on the loan, or both. Because due-on-sale clauses cause acceleration of indebtedness or may result in assumption of renegotiated loans with reduced terms, the effect of due-on-sale clauses is a decrease in the average maturity of United Bank's loan portfolio.

   The following table provides information regarding the maturity of all loans included in the Company's loan portfolio as of December 31, 1997. The amounts reflected in the following table give no effect to assumptions regarding loan prepayments or payoffs. Loans with variable rates of interest are classified as due when the loan principal balances are contractually due, not when the interest rate reprices.
   (Dollars in thousands)
                                               Loan Due Dates
                                          As of December 31, 1997
                         -------------------------------------------------------
                          1 yr  }1 yr  }2 yrs }3 yrs }5 yrs  }10 yrs
                          thru  thru    thru   thru   thru    thru   15
   Real estate first-     less  2 yrs  3 yrs  5 yrs  10 yrs  15 yrs  yrs   Total
    mortgage loans:       ----  -----  -----  -----  ------ ------- ----   -----
   Adjustable rate (all
    property types)        $35           $42   $115    $699    $177 $430  $1,498
   Fixed rate:
    1-4 dwelling units     230    355    464  1,222   5,032   9,625  158  17,086
    Other residential and
     all nonresidential      5    655           867   4,028   1,949  205   7,709
   Construction:
    Residential          2,492                                             2,492
   Second trust deed        10     13     54    323     551   1,024   39   2,014

   Non-mortgage loans:
    Consumer               754     67    144    398     817     409        2,589
    Commercial             466     15    463          1,000                1,944
    Lease loans            383                  178                          561
    Agricultural loans      68      2     89    240      25                  424
                        ------ ------ ------ ------ ------- ------- ---- -------
                        $4,443 $1,107 $1,256 $3,343 $12,152 $13,184 $832 $36,317
                        ====== ====== ====== ====== ======= ======= ==== =======

                     Total Loans Due after December 31, 1998
                             (Dollars in thousands)

            Fixed interest rates                                $30,411
            Floating or adjustable rates or balloon payments      1,463
                                                                -------
                                                                $31,874
                                                                =======

   For additional information regarding loans, see Part IV, Item 14. - "Notes to Consolidated Financial Statements."

CLASSIFICATION OF ASSETS

   GENERAL. When a borrower fails to make a scheduled payment on a loan and does not cure the delinquency within 15 days, United Bank's policy is to contact the borrower between the 15th and 30th day of delinquency to establish a repayment schedule. If a loan is not current, or a realistic repayment schedule is not being followed by the 90th day of delinquency, United Bank will generally proceed with legal action to foreclose the property after the loan has become contractually delinquent 90 days. Loans contractually past due 90 days are classified as nonperforming. However, not all loans past due 90 days automatically result in the non-accrual of interest income. If a 90 days past due loan has adequate collateral, or is FHA insured or VA guaranteed, leading to the conclusion that loss of principal and interest would likely not be realized, then interest income will continue to be accrued.

   United Bank, pursuant to federal regulations, is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. As of December 31, 1997 and 1996, United Bank had no asset classified as doubtful or loss. At December 31, 1997, United Bank had $50,500 of substandard assets consisting of two repossessed recreational vehicles held for sale. At December 31, 1996, United Bank had $40,125 of reported substandard assets. As a percent of total assets, substandard assets were approximately .05% and .04% at December 31, 1997 and 1996, respectively.

   A savings institution is also required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The institution's OTS District Director has the authority to approve, disapprove or modify any asset classification and amount established as an allowance pursuant to such classification. In addition, a savings institution is required to record as liabilities reserves for off-balance-sheet items, such as letters of credit, when a loss becomes probable or estimable. Pursuant federal regulations, United Bank has established written board-approved valuation and loss reserve policies as well as an Internal Asset Review Committee. Delinquent loans and classified assets are reported to the Board of Directors monthly.

   NONPERFORMING ASSETS. The following schedule details the amounts of the Company's nonperforming assets consisting of nonaccrual loans, accruing loans past due over 90 days, restructured loans, other repossessed assets and all real estate owned held-for-sale (REO/HFS) as of the dates indicated.
(Dollars in thousands)
                                                        December 31,
                                                      ---------------
                                                      1997       1996
   Principal Balances:                                ----       ----
    Accruing loans past due over 90 days              $174        $18
    Non-accrual loans
    Restructured loans
    Other repossessed assets                            51
    REO/HFS                                                        40
                                                      ----       ----
                                                      $225        $58
                                                      ====       ====
    As a percent of total assets                      .23%       .06%
                                                      ====       ====
   Interest:
    Due on non-accrual loans
    Included in income                                None       None

   PROVISION FOR LOAN LOSSES. The following schedule details changes in United Bank's loan loss reserve at December 31 for each of the three years indicated:
(Dollars in thousands)
                                                  Years Ended December 31,
                                                  ------------------------
                                                  1997      1996      1995
                                                  ----      ----      ----
   Balance beginning of year                      $ 75      $ 75      $ 75
   Provision for loan losses                       225
   Charge-offs
   Recoveries
                                                  ----      ----      ----
    Balance end of year                           $300      $ 75      $ 75
                                                  ====      ====      ====
   Loan loss reserve to total loans               .79%      .20%      .23%
   Loan loss reserve to nonperforming assets      133%      130%       96%

   The following schedule allocates the loan loss reserve based on management's judgment of potential losses in the respective areas. While management has allocated the reserve to various portfolio segments for purposes of this table, the reserve is general in nature and is available for the portfolio in its entirety:
(Dollars in thousands)

                                           December 31,
                   ------------------------------------------------------------
                         1997                 1996                  1995
                   Allowance            Allowance             Allowance
                      for      % to        for      % to         for      % to
                     loan     loans in    loan     loans in     loan   loans in
                    losses    category   losses    category    losses  category
                   -------------------  --------------------  -----------------
Real estate loans:
 Commercial and
  agricultural         $ 46     1.50%
 1-4 residential         75      .38%
 5 or more residential   55     1.00%
 Construction            28      .75%
Other loans:
 Commercial and
  agricultural           44     1.50%
 Consumer                52     2.00%
 Unallocated                                 $75                  $75
                     ------               ------               ------
                       $300      .79%        $75      .20%        $75      .23%
                     ======               ======               ======

   For additional information regarding loss reserve policy see Part II, Item 7.
- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Losses on Loans and Assets Quality" and Part IV, Item
14. - "Notes to Consolidated Financial Statements - Reserve for possible loan losses."

REAL ESTATE OWNED

   The schedule below details real estate owned (REO) both held for sale and investment by United Bank as of the dates indicated.
(Dollars in thousands)
                                                    December 31,
                                                  ---------------
                                                  1997       1996
                                                  ----       ----
    REO held for sale                                        $ 40
    Allowance for possible losses

    REO held for investment                       $755        755
    Accumulated depreciation                      (406)      (370)
                                                  ----       ----
                                                   349        385
                                                  ----       ----
                                                  $349       $425
                                                  ====       ====
    As a percent of total assets                  .36%       .41%

   REO HELD FOR SALE. At December 31, 1997 United Bank had no property classified as held for sale. In 1997, two Great Falls commercial lots (with a book value of $40,125, which were acquired in partial satisfaction of a judgment and held for over five years) were sold to an individual in exchange for cash at no loss for United Bank.

   REO HELD FOR INVESTMENT. This category at December 31, 1997 and 1996 consisted of two 24-unit apartment complexes located in Glendive, Montana, foreclosed by United Bank and sold to its subsidiary, the Community Service Corporation (CSC). The CSC purchased one apartment complex in 1985 for $480,176, and after thirteen years of depreciation, the December 31, 1997 net book value was $175,742. The second complex was sold to the CSC in 1990 for $274,475 and after eight years of depreciation, the December 31, 1997 net book value was $172,715. The decrease in REO held for investment between December 31, 1997 and 1996, reflects only additional depreciation.

   For additional information regarding real estate held for sale and loss reserve policy, see Part IV, Item 14. - "Notes to Consolidated Financial Statements - Real estate owned."

SOURCES OF FUNDS

   The primary sources of funds are deposits, FHLB borrowings, loan and mortgage-backed securities repayments, proceeds from loan sales, investment securities interest payments and maturities, and net operating revenues. The principal uses of funds are loan originations, mortgage-backed securities and other investment securities purchases, maturing savings certificates and deposit withdrawals, repayment of FHLB borrowings, cash dividends, maintaining liquidity and meeting operating expenses. See Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Part IV, Item 14. - "Consolidated Statements of Cash Flows." As demonstrated by the referenced Statements of Cash Flows, $1.5 million of net cash provided by operating activities and $6.2 million of net cash provided by investing activities were utilized to fund a $7.8 million decrease in deposits and pay $1.2 million of cash dividends to shareholders. During 1997, unlike 1996, United Bank experienced deposits as a use, rather than a source of funds. United Bank's borrowing limit from the FHLB is 25% of assets and there were no FHLB advances outstanding at December 31, 1997 and 1996.

DEPOSIT ACTIVITIES

   Deposits are attracted from within United Bank's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, United Bank considers current market interest rates, profitability to United Bank, matching deposit and loan products offered by its competition and its customer preferences and concerns. United Bank reviews its deposit mix and pricing weekly.

   The principal types of deposit accounts offered by United Bank at December 31, 1997 are summarized as follows:

(Dollars in thousands)
                                    Weighted Avg.
        Type                Term    Interest Rate     Amount       Percent
        ----                ----    -------------     -------      -------
  NOW accounts                          2.84%         $ 6,100        8.6%
  MMDA                                  3.49%           2,319        3.3%
  Savings deposits                      3.56%          25,592       36.1%

  Time deposits            91-Day       4.31%             192         .3%
                          182-Day       4.99%           6,338        8.9%
                           1-Year       5.24%          10,347       14.6%
                       1 1/2-Year       5.00%              19         - %
                           2-Year       5.50%           7,623       10.7%
                       2 1/2-Year       5.65%           1,133        1.6%
                           4-Year       5.77%          10,709       15.1%
                           6-Year       4.79%              41         .1%
                           8-Year       6.00%             511         .7%
                                        -----         -------      ------
                                        5.42%          36,913       52.0%

                                        4.46%         $70,924      100.0%
                                        =====         =======      ======

   IRA/Keogh retirement account balances, of all types, at December 31, 1997 were approximately $5.6 million or 7.9% of all deposits. At December 31, 1997, there were no jumbo time deposits (required minimum balance of $.1 million).

   Early withdrawal from time deposits subjects the depositor to an early withdrawal penalty which is currently equal to six months of simple, nominal interest when the original maturity is longer than one year, three months of simple, nominal interest when original maturity is 92 days to one year, and all interest earned when original maturity is 91 days or less.

   Traditionally, a relatively small number of United Bank's depositors have resided outside Montana. Deposits are not solicited outside of Montana. At December 31, 1997, accounts held by out-of-state depositors were approximately $2.5 million, or 3.6% of total deposits.

   United Bank experienced a net decrease in deposits of $7.8 million for the year ended December 31, 1997, and net increase in deposits of $.4 million for the year ended December 31, 1996, and a net decrease of $10.8 million for the year ended December 31, 1995. The 1997 outflow was a result of several factors. First, United Bank has traditionally offered a limited array of loan and deposit products in its role as a traditional thrift. This limited selection of products has required that customers go to other financial institutions or other alternate sources for a wider selection of products to meet their financial needs. With the Merger, United Bank now offers more varied financial products and is attempting to keep its customers from migrating to competitors. Secondly, due to the limited loan products offered by United Bank in the past, its need for loan funding dictated interest rates on its deposit products be less than competitive. Management is taking steps to prevent further deposit outflows while recognizing the need to price its products competitively.

   Inasmuch as market demand generally dictates deposit maturities and rates, United Bank intends to continue to offer those types of accounts that have broad market appeal. It is United Bank's policy not to accept or place brokered deposits. See "Regulation - Bank."

   The following table presents, by various weighted average interest rate categories, the amounts of United Bank's time deposits at December 31, 1997, which mature within the periods indicated.
(Dollars in thousands)
    Weighted Avg.       Within     Within     Within
    Interest Rate       1 Year    2 Years    3 Years    Thereafter     Total
    -------------      -------    -------    -------    ----------    -------
    3.25 - 4.99%       $ 6,531     $   37     $    3                  $ 6,571
    5.00 - 5.99%        15,786      7,305      4,204      $2,980       30,275
    6.00 - 6.75%                                              67           67
                       -------     ------     ------      ------      -------
       Total           $22,317     $7,342     $4,207      $3,047      $36,913
                       =======     ======     ======      ======      =======

   The following table presents, by various weighted average interest rate categories, the amounts of United Bank's time deposits at December 31, 1996, which mature within the periods indicated.
(Dollars in thousands)
    Weighted Avg.       Within     Within     Within
    Interest Rate       1 Year    2 Years    3 Years    Thereafter     Total
    -------------      -------    -------    -------    ----------    -------
    3.25 - 4.99%       $ 7,432                $   36      $    3      $ 7,471
    5.00 - 5.99%        19,583     $5,500      3,073       4,420       32,576
    6.00 - 7.99%                                              63           63
                       -------     ------     ------      ------      -------
       Total           $27,015     $5,500     $3,109      $4,486      $40,110
                       =======     ======     ======      ======      =======

   BROKERED DEPOSITS. The Banks, due to their capital position are empowered to, but by policy do not accept, place or solicit brokered deposits.

   For additional information regarding deposits see Part IV, Item 14. - "Notes to Consolidated Financial Statements - Deposits."

BORROWINGS

   The FHLB of Seattle functions as the central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB of Seattle, United Bank is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of specified collateral. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. United Bank's currently established available FHLB advance credit line is 25% of assets. The FHLB of Seattle is required to review its credit limitations and standards at least annually. Historically, United Bank has relied upon deposits, loan repayments and investment securities cash flows as its major source of funds, and consequently has made limited use of FHLB advances. At December 31, 1997 and December 31, 1996, no FHLB advances were outstanding.

   For additional information regarding borrowings, see "Regulation - Bank,"
Part II, Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part IV, Item 14. - "Notes to Consolidated Financial Statements - FHLB advances".

INVESTMENT ACTIVITIES

   Historically, a major source of the Company's income was from investment securities and mortgage-backed securities. Interest income from these two sources as a percentage of total interest income for the years ending December 31, 1997, 1996 and 1995 was approximately 52.1%, 57.1% and 57.6%, respectively. Commencing with the Merger, the Company expects loan interest income to significantly exceed investment activity income. See Part IV, Item 14. - "Pro Forma Combined Financial Statements."

   Pursuant to OTS regulatory requirements (including Thrift Bulletin No. 52), the Company has established an investment committee and has developed comprehensive, Board of Directors' approved, written investment policies relating to the investment in income producing assets other than loan originations. The Company's stated investment policy is to purchase only held-to-maturity or available-for-sale investments and not for trading. The Company reports monthly to its Board of Directors all investment activity, including purchases, sales, maturities and book-vs-market-value comparisons. The Company reports quarterly to its Board of Directors minutes of Investment Committee meetings, recapping past activities, forecasting expected cash flows, interest rate projections and investment strategies for the upcoming quarter.

   Federally chartered savings institutions are authorized to invest in various types of liquid assets, including U.S. Treasuries and securities of various U.S. Government agencies, certificates of deposit at insured banks and thrift institutions, bankers' acceptances, state and local municipal bonds, federal funds and mortgage-backed securities. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and in mutual funds (the assets of which conform to the investments that such an institution is authorized to make directly). As of December 31, 1997, the Company had approximately $53.5 million of investments comprised of $36.2 million, and $17.3 million of securities classified as held-to-maturity and available-for-sale, respectively.

   The following table sets forth the book value, maturities and weighted average yields of the Company's investment portfolio at December 31, 1997. Mortgage-backed securities due dates are expected average lives for REMIC certificates, GNMA, FNMA and FHLMC adjustable rate and maturity dates for 5 and 7-year balloons and fixed rate GNMA. The Kemper U.S. Government bond mutual fund yield is based on cost.
(Dollars in thousands)

                    FHLB CD's/       Mortgage-        Kemper
                 U.S. Treasuries/     Backed      U.S. Gov't Bond
               U.S. Gov't Agencies   Securities     Mutual Fund       Totals
               ----------------------------------------------------------------
                    Book            Book            Book           Book
                    Value  Yield    Value  Yield    Value Yield    Value  Yield
                   ------- -----   ------- -----   ------ -----   ------- -----
   Less than 1 yr  $11,837 5.63%   $ 1,509 5.53%   $5,260 6.00%   $18,606 5.73%
   After 1 yr
    through 2 yrs    1,010 6.45%     3,835 6.13%                    4,845 6.20%
   After 2 yrs
    through 5 yrs   11,025 7.00%     8,213 6.45%                   19,238 6.77%
   After 5 yrs
    through 10 yrs   3,000 7.32%     5,013 6.59%                    8,013 6.86%
   After 10 yrs                      2,816 6.28%                    2,816 6.28%
                   ------- -----   ------- -----   ------ -----   ------- -----
                   $26,872 6.41%   $21,386 6.34%   $5,260 6.00%   $53,518 6.34%
                   ======= =====   ======= =====   ====== =====   ======= =====

   For additional information regarding investment securities, see Part IV, Item
14. - "Notes to Consolidated Financial Statements - Investments", "Investment Securities", "Fair Value of Financial Instruments" and "Derivative financial instruments".


SERVICE CORPORATION ACTIVITIES

   United Financial has no direct subsidiaries other than United and Heritage Banks. United Bank has a wholly owned service corporation, the Community Service Corporation, which owns and manages real estate held for investment. At December 31, 1997, United Bank had an investment of approximately $349,000 in its service corporation. A federal savings institution's aggregate outstanding investment to its service corporation cannot exceed 3% of the institution's assets. United Bank is in compliance with the subsidiary investment limits.

EMPLOYEES

   At March 16, 1998, the Company employed fifty-nine full-time employees and thirteen part-time employees. Management considers its relations with its employees to be excellent. The Company maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, paid sick leave, disability, life insurance and 401K retirement plans. The Company's employees are not represented by any collective bargaining group. See Part IV, Item 14. - "Notes to Consolidated Financial Statements - Retirement plans".

   EXECUTIVE OFFICERS OF THE REGISTRANT. The following table sets forth information with respect to the executive officers of the Company (and the Banks). All executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. There are no arrangements or understandings between individual officers and any other person pursuant to which he was elected as an officer.

          Name          Age                    Position Held
---------------------   ---   -------------------------------------------------
John M. Morrison         61   Chairman and Chief Executive Officer
Kurt R. Weise            41   President and Chief Operating Officer, Vice
                                President/C.O.O./Investments/Treasurer-Heritage
                                Bank and United Bank
Kevin P. Clark           42   Secretary to the Board, President and C.E.O.-
                                Heritage Bank and United Bank
Steve Feurt              42   Chief Credit Officer, Senior Vice President and
                                C.C.O.-Heritage Bank United Bank

   MR. MORRISON has served as Chairman and Chief Executive Officer of the Company since its merger with Heritage on February 3, 1998. Before joining the Company, he served as Chairman of Heritage since 1994. Mr. Morrison is also the Chief Executive Officer and sole shareholder of Central Bancshares, Inc., the parent company of Central Bank located in Stillwater, Minnesota, which was founded by Mr. Morrison in 1988. Mr. Morrison was the Chairman and majority shareholder of Bank of Montana System, a bank holding company with approximately $800 million in assets, prior to its sale to Norwest Corp. in 1994. He is currently involved as a shareholder in businesses such as cellular phone service and precision parts manufacturing.

   MR. WEISE has served as President and Chief Operating Officer of the Company since its merger with Heritage. Before joining the Company, he served as Vice President, Treasurer and a director of Heritage. Mr. Weise also serves as President of Central Financial Services Inc., a bank consulting firm, and President of Central Bancshares, Inc. He has been involved with the Central Bank group of companies since they were founded in 1988. He was the Chief Financial Officer of Bank of Montana System until its sale to Norwest Corporation.

   MR. CLARK has served as Secretary of the Company and President and Chief Executive Officer of the Banks since the Company's merger with Heritage. Before joining the Company, he served as President, Chief Executive Officer and a director of Heritage Bank since 1994. Prior to 1994, Mr. Clark served in various capacities with Bank of Montana, most recently as Regional Vice President and director.

   MR. FEURT has served as Chief Credit Officer of the Company and Senior Vice President/Chief Credit Officer of the Banks since the Company's merger with Heritage. Before joining the Company, he served as Senior Vice President and Senior Credit Officer of Heritage Bank since 1994. Mr. Feurt served as Senior Vice President and Senior Credit Officer of Bank of Montana from 1984 until its sale to Norwest Corporation.

REGULATION - HOLDING COMPANY

   GENERAL. United Financial Corp. is a savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act, as amended (HOLA). As such, United Financial Corp. is subject to OTS examination and supervision as well as certain reporting requirements. As SAIF-insured subsidiaries of a savings institution holding company, the Banks are is subject to certain restrictions in dealing with United Financial Corp.

   Prior to the Merger, United Financial Corp. was a unitary thrift holding company. There are few limitations on unitary thrift holding companies whose insured savings association subsidiary complies with the Qualified Thrift Lender
(QTL) test described below under "Regulation - Bank - Qualified Thrift Lender Test," except for limitations on further acquisitions. The activities of a multiple savings and loan holding company and its subsidiaries (other than SAIF-insured savings associations) are generally subject to the same restrictions as are bank holding companies, unless all or all but one of such savings and loan holding company's savings association subsidiaries were acquired in a supervisory acquisition and all of such savings association subsidiaries qualify as QTLs. Currently, United Financial Corp. is a multiple savings and loan holding company because of its ownership of the two Banks. After the merger of Heritage Bank and United Bank, United Financial Corp. expects to be a unitary savings and loan holding company. If the Company were to acquire another thrift, the Company would be a multiple savings and loan holding company unless it merged its thrift subsidiaries. If the Company were to acquire a commercial bank, the Company would no longer be a unitary thrift holding company and would be subject to bank holding company regulations.

   HOLA generally prohibits a savings and loan holding company, directly or indirectly, from (i) acquiring control of another savings institution (or a holding company thereof) without the prior approval of the OTS, (ii) acquiring 5% or more of the voting shares of another savings institution (or a holding company thereof) which is not a subsidiary, or (iii) acquiring control of a savings institution not insured by the FDIC. Further, under the Change of Bank Control Act and the HOLA, no company or person may acquire direct or indirect control (including indirect control by acquiring control of a holding company) of a thrift without approval of the OTS upon application (unless the transaction qualifies for one of several exemptions). Any person or company is deemed to have acquired control of a thrift if it acquires more than 25% of the voting securities of the thrift or its holding company. In addition, any person or company is presumed to have acquired control of a thrift if it acquires more than 10% of the voting securities of the thrift or the thrift's holding company and is subject to certain "control factors." Upon acquiring such ownership, a holder is required to file a certification with the OTS that such holder is not in control of the thrift. The OTS may deny an application for control based on a number of factors and may refute a rebuttal of a presumption of control.

REGULATION - BANKS

   GENERAL. The Banks are federally chartered stock savings banks, the deposits of which are insured and backed by the full faith and credit of the United States Government. As a result, the Banks are subject to broad federal regulation and oversight. The Banks are members of the SAIF and the deposits of the Banks are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Banks.

   TRANSACTIONS WITH AFFILIATES. All transactions involving a savings association and its affiliates are subject to sections 23A and 23B of the Federal Reserve Act (FRA). Generally, these sections restrict "covered transactions" (i.e. loans, purchases of assets, guarantees and similar transactions) to a percentage of a savings institution's capital and surplus and require such transactions to be on terms as favorable to the savings association as transactions with nonaffiliates. Loans to insiders (officers, directors and 10% shareholders) of a savings association are subject to sections 22(g) and (h) of FRA and the regulations promulgated thereunder. Among other things, such loans must be made on terms substantially the same as loans to non-insiders. The OTS has also adopted Regulation O of the Federal Reserve Board (FRB), which implements legislative restrictions on insider loan transactions.

   FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of the Banks, including, among other things, the ability to assess civil money penalties, to issue cease and desist orders or removal orders, and to initiate injunctive actions for violations of laws and regulations and for unsafe or unsound practices. The Banks are required to file periodic reports with the OTS and is also subject to periodic examinations by the OTS and the FDIC. The last regular OTS safety and soundness and FDIC examinations of the Banks were completed January 1997 and April 1990, respectively, for United Bank and March 1997 and October 1990, respectively, for Heritage Bank. The OTS and the FDIC have entered into an agreement that provides for joint examinations by the FDIC with the OTS.

   DEPOSIT INSURANCE AND FDIC REGULATION. The Banks are members of the SAIF, which is administered by the FDIC. Savings deposits are insured up to the applicable limits (generally $100,000 per insured depositor) by the FDIC and backed by the full faith and credit of the United States Government. The FDIC is empowered to impose deposit insurance premiums, conduct examinations and require reporting by the Banks. The FDIC may also prohibit the Banks from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC can also initiate enforcement actions against the Banks, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance of the Banks if it determines that the Banks have engaged or are engaging in any unsafe or unsound practice, or is in an unsafe or unsound condition.

   Legislation was enacted in 1996 that provided for a special assessment against FDIC/SAIF member institutions that capitalized the SAIF insurance reserve to the prescribed 1.25% of insured deposits level. For United Bank, this one-time special assessment was $549,700, or 65.7 basis points per $100 of United Bank's insured deposit base on March 31, 1995. The Company's 1996 consolidated financial statements reflect the expense and payment of this $549,700 special assessment. For Heritage Bank, this one-time special assessment was $239,300, or 65.7 basis points per $100 of Heritage Bank's insured deposit base on March 31, 1995. The Banks' FDIC/SAIF assessment rate, beginning January 1, 1997 decreased from 23 basis points to 6.5 basis points per $100 of insured deposits. Most commercial banks, insured under the FDIC/Bank Insurance Fund
(BIF), beginning January 1, 1997, were assessed 1.3 basis points per $100 of insured deposits. For the second half of 1997, the Banks' FDIC/SAIF assessment rate were 6.3 basis points per $100 of insured deposits, compared 1.26 basis points for BIF members. As a result, United Bank's 1997 FDIC/SAIF deposit insurance premium was $49,109 and Heritage's Bank's was $27,389.

   REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require federal savings institutions such as the Banks to satisfy three capital requirements:
(i) tangible capital must not be less than 1.5% of adjusted total assets, (ii) core capital must not be less than 3% of adjusted total assets, and (iii) risk-based capital must not be less than 8.0% of "risk-adjusted" assets. United Bank and Heritage Bank exceeded these minimum standards at December 31, 1997. See Part IV, Item 14. - "Notes to Consolidated Financial Statements - Regulatory Capital". For information regarding Heritage's capital requirements, see Note 14 to the consolidated financial statements of Heritage in Part V, Item 15.

   Tangible capital includes shareholder's equity, noncumulative perpetual preferred stock, certain nonwithdrawable accounts, pledged deposits of mutual savings institutions, and minority interests in fully consolidated subsidiaries, less intangible assets and certain investments in subsidiaries that conduct activities not permissible for a national bank. Purchased mortgage servicing rights may be included in tangible capital at the lower of 90% of fair market value, 90% of original cost, or 100% of current amortized book value.

   Core capital consists of tangible capital plus a percentage of certain marketable intangible assets, and a decreasing portion (through 1994) of qualifying supervisory goodwill.

   Risk-based capital is determined by assigning a risk-weight, ranging from 0% for government securities to 100% for certain equity investments, to each of an institution's assets, including the credit-equivalent amount of off-balance sheet assets. An institution is required to maintain total regulatory capital (consisting of both "core capital" and supplementary capital) equal to the regulatory mandated percentage (8%) of the sum of its assets multiplied by their respective risk-weights. The OTS also requires institutions with more than a "normal" level of interest-rate risk (IRR) to maintain additional risk-based capital. A savings institution with a greater than normal IRR is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount equal to one-half the difference between the institution's measured IRR and the normal level of IRR, multiplied by the present value of its total assets. Based on their current capital position, most recent OTS calculated IRR, and proposed exemption criteria, the Banks would not have an IRR capital adjustment.

   The FDICIA places much greater emphasis on capital as a measure of performance and establishes a rigid regulatory scheme based almost entirely on capital levels. The five statutory capital categories established by the FDICIA are "well capitalized",

"adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Each Bank's capital position substantially exceeds the definition of "well capitalized." The FDICIA also mandates that regulations be promulgated adding other risk-based capital requirements covering
(a) concentrations of credit risk, (b) risks from nontraditional activities and
(c) the capital impact of fair value adjustments associated with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1997, United Bank was well capitalized and Heritage Bank was adequately capitalized. Upon the merger of United Bank into Heritage Bank, management believes the merged bank will be well capitalized.

   QUALIFIED THRIFT LENDER TEST. Unless a savings institution meets the QTL test, it is classified and subject to regulation as a national bank or becomes subject to a number of limitations on investment, branching, advances, dividends and other activities. In addition, a unitary savings and loan holding company that owns a thrift failing the QTL test becomes subject to limitations on activities applicable to multiple savings and loan holding companies. The QTL test generally requires that an insured institution's Qualified Thrift Investments (QTIs) (primarily residential mortgages and related investments, including certain mortgage-related securities) equal or exceed 65% of the institution's portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and qualifying liquid assets up to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. Savings associations may include shares of stock of the FHLBs, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation as QTIs. As of December 31, 1997, over 90% of United Bank's assets and over 79% of Heritage Bank's assets were invested in QTIs.

   CONSUMER ISSUES. The Community Reinvestment Act (CRA) and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. In recent periods, federal regulatory agencies, including the FRB, the OTS and the Department of Justice (DOJ), have sought a more rigorous enforcement of the CRA and other fair lending laws and regulations. The DOJ is authorized to use the full range of its enforcement authority under the fair lending laws. A successful challenge to an institution's performance under the CRA and related laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief and the imposition of restrictions on mergers and acquisitions activity. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. During the most recent OTS compliance examinations of United Bank and Heritage Bank completed in October 1997 and July 1997, respectively, the OTS conducted CRA performance evaluations and each Bank was rated as having had "an outstanding record of meeting community credit needs."

   LIQUIDITY. All savings associations are required to maintain qualifying liquid assets equal to a percentage designated by the Director of the OTS (currently 4%) of the balance of its withdrawable deposit accounts and borrowings payable in one year or less. Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term United States Government obligations), and long-term assets (e.g., United States Government obligations and certain state agency obligations). Monetary penalties will be imposed, unless waived, for failure to meet liquidity requirements.

   FEDERAL HOME LOAN BANK SYSTEM. The Banks are members of the FHLB of Seattle, Washington, one of several regional banks that administer the home financing credit function for savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region, is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans (advances) to its members in accordance with the policies and the procedures established by the FHLB board of directors. All advances from the FHLB are required to be fully secured by sufficient collateral as is determined by the FHLB. The Banks are required to purchase and maintain FHLB stock in an amount equal to the greater of 1% of the unpaid principal of residential mortgage loans, .3% of total assets or 5% of FHLB advances outstanding.

   FEDERAL RESERVE SYSTEM. As a creditor and a financial institution, the Banks are subject to various regulations promulgated by the FRB. Regulations of the FRB require savings institutions to maintain non-interest-earning reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing checks), nonpersonal time deposits and Eurocurrency liabilities.

   PROPOSED LEGISLATION. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the EGRPRA) requires that the Department of the Treasury prepare a study on the adoption of a common federal depository institution charter in anticipation of action by Congress to merge the SAIF and BIF insurance funds and the thrift and bank charters. If there remains no thrift charter on January 1, 1999, the EGRPRA provides that the BIF and SAIF insurance funds will be merged.

   It is unclear the effect a merger of the bank and thrift charters would have on United Financial Corp. and the Banks. After the merger of the Banks, United Financial Corp. will have substantial flexibility in its operations as a unitary thrift holding company. If, however, the Banks become national banks and United Financial Corp. becomes a bank holding company subject to regulation by the FRB, the activities of United Financial Corp. would be limited to the bank-related activities provided for in the Bank Holding Company Act. Further, significant differences remain between the authority of a national bank and a thrift, including differences in branching authority, insurance activities, and service corporation activities imposed on banks but not thrifts, and restrictions on certain forms of loans and investments imposed on thrifts and not banks. Although the OTS, the FRB and the Office of the Comptroller of the Currency have increasingly amended regulations or changed their interpretations of regulations to equalize such powers, there can be no assurances that a new federal banking charter would not reduce the authority of the Banks to conduct their operations.

   Legislation currently before Congress would allow banks, securities firms and insurance companies to affiliate with one another under the umbrella of a financial holding company. This legislation would also prohibit the further grant of charters for unitary thrift holding companies. As presently contemplated, existing unitary thrift holding companies would be grandfathered in and would be regulated by the FRB.

   For more information regarding legislation see Part II, Item 7. - "Management Discussion and Analysis of Financial Condition - Legislation." The full impact that current, proposed and future legislative rules and regulations will have on the Banks and other financial institutions are not known at this time and cannot be predicted.

TAXATION

   GENERAL. United Financial and its subsidiaries report their income on a calendar year basis and have elected to file a consolidated federal income tax return. The State of Montana allows the filing of a combined Montana income tax return for the first time in 1997, and thus the Company has elected to file a combined 1997 state income tax return. A tax sharing agreement provides that United Financial and the Banks "... pay their respective federal and state taxes as separate corporations on a stand alone basis." Generally with some exceptions, including United Bank's reserve for bad debts discussed below, the Company is subject to federal income taxes in the same manner as other corporations.

   The following discussion of tax matters is intended solely as a summary and does not purport to be a comprehensive description of all the tax rules applicable to the Company.

   TAX BAD DEBT RESERVES. For taxable years beginning prior to January 1, 1996, savings institutions, such as United Bank, which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. United Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, including various types of mortgage-backed securities, may have been computed using an amount based on its actual loss experience or a percentage equal to

8% of its taxable income, computed with certain modifications and reduced by the amount of any permitted additions tot he nonqualifying reserve. United Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on United Bank's actual loss experience over a period of several years. Each year United Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

   Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations could no longer calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations were required to compute their deduction based on actual charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also required savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional current tax liability. At December 31, 1997, United Bank's bad debt reserve for tax purposes was approximately $3.2 million. At December 31, 1997, there were no post-1987 reserves.

   For additional information regarding federal and state income taxes, see Part IV, Item 14. - "Notes to Consolidated Financial Statements - Income Taxes".

ITEM 2. PROPERTIES

   The physical assets of the Company as of March 1, 1998 consist of a modern banking facility located at 120 First Avenue North, Great Falls, Montana, which is the location of the corporate offices as well as the main branch location for Heritage Bank. This two story facility and basement provide for a full service bank with 4 drive-up lanes, a loan production office, accounting and loan servicing departments, and support staff for the Company's employees. This facility is owned by Heritage Bank. In addition, Heritage Bank leases a drive-up detached facility located on 10th Avenue South, Great Falls, Montana. The United Bank facility, located at 601 First Avenue North, Great Falls, Montana, presently serves its deposit customers through its main teller area and a three-lane independent drive-up facility. The Banks also have four full-service branches located in Chester, Glendive, Havre, and Shelby, Montana. These four facilities are owned by the Banks and have drive-up services. Heritage Bank also leases four Loan Production Offices which are located in Bozeman, Missoula, Libby and Hamilton, Montana. There is no debt on any of the owned facilities.

ITEM 3. LEGAL PROCEEDINGS

   Although not involved in any pending material litigation, the Company from time to time engages in litigation normal for its type of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 1997. On February 3, 1998 shareholders, through a proxy solicitation, approved the plan of merger with Heritage Bancorporation.

   For additional information regarding the Merger and Heritage, see the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 1998.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

   The common stock of the Registrant is traded on the Nasdaq National Market . The trading symbol is UBMT. As of February 27, 1998, the closing bid price per share as quoted by NASDAQ on such date was $27.00.

   STOCKHOLDERS. As of January 8, 1998, there were approximately 260 shareholders of record, and another approximately 1,100 beneficial owners, for a total estimated 1,360 shareholders.

   COMMON STOCK MARKET PRICES. The Company's quarterly (high and low) stock prices for the past two years are as follows:

                                            UBMT Stock Price
                                            -----------------
                                             High        Low
                                            ------     ------
       1996  First quarter                  $18.50     $17.50
             Second quarter                  18.75      17.75
             Third quarter                   19.25      18.00
             Fourth quarter                  19.75      18.50

       1997  First quarter                  $19.75     $18.75
             Second quarter                  22.25      18.94
             Third quarter                   24.25      21.75
             Fourth quarter                  27.00      23.75

DIVIDENDS

   The Company's Board of Directors declared dividends of $.235, $.24, $.245 and $.25 for the four quarters of 1997, for a total of $.97 per share and declared dividends of $.215, $.22, $.225 and $.23 for the four quarters of 1996, for a total of $.89 per share. On January 26, 1998, the Company's Board of Directors declared a quarterly dividend of $.25 per share, paid February 23, 1998, to shareholders of record on February 9, 1998. The declaration and payment of future dividends by the new Board of Directors is dependent upon the Company's net income, financial condition, economic and market conditions, industry standards, certain regulatory and tax considerations described below and other conditions. No assurance can be given, or should be assumed, as to the amount, timing, or frequency of future dividend payments. There are limited restrictions on the ability of United to pay dividends from its retained earnings.

   The OTS utilizes a three-tiered approach to permit savings associations, based upon their capital level and supervisory condition, to make capital distributions which includes dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the Bank's capital account. Generally, Tier 1 institutions, like United Bank, meeting their fully-phased-in capital requirement (see "Regulation - Bank - Regulatory Capital Requirements") according to the capital standards effective on January 1, 1995, may automatically make capital distributions up to 100% of net income to date during the calendar year, "plus an amount that would reduce by one half its surplus capital ratio as of the beginning of the calendar year." "Surplus capital ratio" means the percentage by which an institution's capital-to-assets ratio exceeds the ratio of its fully phased in capital requirements to assets. Also, the rule is applied on a pro forma basis: that is, the institution must still meet its fully phased in capital requirements after the proposed capital distribution. Tier 2 institutions (those which meet the current minimum capital requirement on a pro forma basis, but not meeting capital rules applicable on January 1, 1995) can pay dividends from 25% to 75% of net income, determined on a generally accepted accounting principles basis, depending on how close they are to meeting their fully-phased-in, risk-based component of the capital standards. Tier 3 institutions, which do not meet their current regulatory capital requirements, may pay dividends with prior regulatory approval.

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

ITEM 6. SELECTED FINANCIAL DATA

   UNITED FINANCIAL CORP. -
   FIVE YEAR SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA (Dollar amounts in thousands, except per share amounts)
                                                  December 31,
                                ----------------------------------------------
                                 1997      1996      1995      1994      1993
                                ------    ------    ------    ------    ------
 Summary of Financial Condition:
 Total assets                  $96,258  $103,837  $114,440  $112,506  $119,041
 Cash and cash equivalents       1,629     2,934     1,221       636     6,001
 Investments                    53,518    61,013    78,379    74,843    71,971
 Loans receivable, net          36,317    35,176    30,352    31,512    36,388
 Deposits                       70,924    78,697    78,291    89,086    95,292
 Federal Home Loan Bank advances                    10,500
 Stockholders' equity           24,650    24,416    24,688    22,548    22,655
  Per share                      20.15     19.96     20.18     18.43     18.52
  As a percent of assets        25.61%    23.51%    21.57%    20.04%    19.03%

                                            Year Ended December 31,
                                ----------------------------------------------
                                 1997      1996      1995      1994      1993
                                ------    ------    ------    ------    ------
 Summary of Operations:
 Interest income                $7,314    $7,253    $7,394    $7,926    $8,253
 Interest expense                3,461     3,565     3,420     3,616     4,046
                                ------    ------    ------    ------    ------
  Net interest income            3,853     3,688     3,974     4,310     4,207
 Provision for loan losses         225
 Non-interest income (1)           675       835       595       772     1,045
 Non-interest expense (2)        2,142     2,771     2,133     2,085     2,091
                                ------    ------    ------    ------    ------
  Income before income taxes     2,161     1,752     2,436     2,997     3,161
 Income taxes                      809       649       714     1,111     1,189
                                ------    ------    ------    ------    ------
  Net income                    $1,352    $1,103    $1,722    $1,886    $1,972
                                ======    ======    ======    ======    ======
 Ratios:
 Net income as a percent of
  average assets                 1.30%     1.03%     1.62%     1.58%     1.64%
 Net income as a percent of
  average equity                 5.50%     4.50%     7.21%     8.16%     8.89%
 Average equity as a percent
  of average assets             23.66%    23.00%    22.39%    19.41%    18.40%
 Net interest spread             2.83%     2.62%     2.91%     3.04%     2.92%
 Net interest margin             3.85%     3.59%     3.83%     3.72%     3.62%
 Efficiency ratio (3)           47.31%    49.10%    46.68%    41.03%    39.81%

                                                   December 31,
                                ----------------------------------------------
                                 1997      1996      1995      1994      1993
                                ------    ------    ------    ------    ------
 Other Data:
 Total number of full service
  offices                          4         4         4         4         4
 Number of deposit accounts      5,535     5,998     6,145     6,429     6,736

(1) 1996 includes pre-tax gain of $150,200 from the sale of investment securities.

(2) 1996 includes pre-tax charge of $549,700 for the FDIC/SAIF deposit insurance special assessment

(3) 1996 pretax charge of $549,700 for the FDIC/SAIF deposit insurance special assessment not included.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   BASIS OF PRESENTATION. The following is management's discussion and analysis of the results of operations and the historical financial condition of United Financial Corp. and United Bank. The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of United Financial Corp. and United Bank. The following discussion should be read in conjunction with the information under Part I, Item 6 - "Selected Financial Data" and the Company's consolidated financial statements and notes thereto and other financial data included elsewhere in this Report. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. United Financial Corp.'s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which United Financial Corp. conducts its operations, fluctuations interest rates, credit quality and government regulations.

   CHANGES IN FINANCIAL CONDITION DURING 1997. During 1997, total assets decreased $7.6 million, or 7%, to $96.3 million. The primary reason for this change was a $7.8 million, or 10%, net deposit outflow, with deposits of $70.9 million at the end of 1997. The deposit outflow was funded primarily from a $7.5 million, or 12%, decrease in investment securities. Loans receivable increased $1.1 million, or 3%, to $36.3 million, and cash and cash equivalents declined $1.3 million, or 45%, to $1.6 million. Stockholders' equity increased $.2 million to $24.6 million.

   United Bank experienced a net decrease in deposits of $7.8 million for the year ended December 31, 1997, a net increase in deposits of $.4 million for the year ended December 31, 1996, and a net decrease of $10.8 million for the year ended December 31, 1995. The 1997 outflow was a result of several factors. First, United Bank has traditionally offered a limited array of loan and deposit products in its role as a traditional thrift. This limited selection of products has required that customers go to other financial institutions or other alternate sources for a wider selection of products to meet their financial needs. With the Merger, United Bank now offers more varied financial products and is attempting to keep its customers from migrating to competitors. Secondly, due to the limited loan products offered by United Bank in the past, its need for loan funding dictated interest rates on its deposit products be less than competitive. Management is taking steps to prevent further deposit outflows while recognizing the need to price its products competitively.

   The $.2 million increase in stockholders' equity was comprised of $1.4 million of net income, less $1.2 million of cash dividends paid to shareholders and a less than $.1 million improvement in the unrealized loss adjustment for available-for-sale investment securities. Stockholders' equity at December 31, 1997 was 25.6% of assets and book value was $20.15 per share.

   Total 1997 loan production was $29.9 million, a $1.4 million, or 4%, decrease compared to 1996. Forty one percent, or $12.2 million, of the total 1997 loan production was comprised of long-term fixed-rate mortgage loans originated for sale to the secondary market.

   The following table summarizes the major components of the Company's net income for each of the three years ended December 31, 1997, as well as the changes which occurred between the periods shown.
(Dollars in thousands)
                                               Years Ended December 31,
                                       ----------------------------------------
                                            1997             1996         1995
                                       --------------   --------------   ------
                                       Amount  Change   Amount  Change   Amount
                                       ------  ------   ------  ------   ------
     Interest income                   $7,314  $  61    $7,253  $(141)   $7,394
     Interest expense                   3,461   (104)    3,565    145     3,420
                                       ------  -----    ------  ------   ------
       Net interest income              3,853    165     3,688   (286)    3,974
     Provision for losses on loans        225    225
     Non-interest income                  675   (160)      835    240       595
     Non-interest expense               2,142   (629)    2,771    638     2,133
                                       ------  ------   ------  ------   ------
       Income before income taxes       2,161    409     1,752   (684)    2,436
     Provision for income taxes           809    160       649    (65)      714
                                       ------  ------   ------  ------   ------
       Net income                      $1,352  $ 249    $1,103  $(619)   $1,722
                                       ======  ======   ======  ======   ======

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

   GENERAL. Net income for 1997 was $1,351,600, a $248,700, or 23%, increase over 1996. The primary reasons for this change were a $164,700 increase in 1997 net interest income and the 1996 one-time $549,700 FDIC/SAIF deposit insurance special assessment. These two positive changes were partially offset by a $225,000 1997 loan loss reserve provision and a $159,800 reduction in non-interest income due primarily to a 1996 gain from the sale of investment securities.

   Net interest margin (net interest income divided by average interest-earning assets) improved 26 basis points to 3.85%. Net interest spread (the difference between the average yield on interest-earning assets less the average cost of interest-bearing liabilities) improved 21 basis points to 2.83%. Return on average assets for 1997 was 1.30%, compared to 1.03% for 1996. Based on weighted average shares outstanding, 1997 net income was $1.10 per share compared to $.90 per share in 1996.

   INTEREST INCOME. Average 1997 interest-earning assets declined $2.7 million, or 3%, to $100.0 million. Average 1997 loans receivable increased $3.0 million, or 9%, to $34.8. Average mortgage-backed securities declined $9.3 million, or 29%, to $23.2 million. Average other investments increased $1.3 million, or 4%, to $36.8 million and average interest-earning deposits increased $2.3 million, or 79%, to $5.2 million. Loans receivable average yields declined 3 basis points to 9.26%, mortgage-backed securities average yields increased 31 basis points to 6.51%, other investment average yields increased 24 basis points to 6.25% and average interest-earning assets yields increased 21 basis points to 5.43%. As a result, the 1997 average yield for all interest-earning assets was 25 basis points higher, 7.32% compared to 7.07% in 1996.

   INTEREST EXPENSE. Average 1997 deposits decreased $4.1 million, or 5%, to $74.3 million. Average daily savings deposits declined $3.2 million, or 10%, and average time deposits declined $.8 million, or 2%. The 1997 average cost for all deposits was 4.43%, approximately the same as in 1996. As a result, total deposit interest expense in 1997 declined $179,500, or 5%, to $3,293,100. Average 1997 FHLB advances were $2.8 million, a $1.2 million, or a 75%, increase compared to 1996. The 1997 average cost and interest expense for FHLB advances were 5.98% and $168,000, compared to 5.72% and $92,000 in 1996. The 1997 average cost of all interest-bearing liabilities was 4.49%, compared to 4.45% in 1996.

   NET INTEREST INCOME. This category improved $164,700, or 4%, to $3,852,700 for the reasons cited above.

   NON-INTEREST INCOME. This category decreased $159,800, or 19%, to $674,700. The primary reason for this decline was $150,200 in 1996 gains from the sale of available-for-sale investment securities. Loan fees and discount income remained approximately the same, $435,100 in 1997, compared to $443,500 in 1996. During 1997 loans originated for sale to the secondary market were $12.2 million, compared to $12.0 million in 1996, while loans originated for portfolio were $17.7 million, compared to $19.3 million in 1996.

   NON-INTEREST EXPENSE. This category decreased $629,100, or 23%, to $2,141,700. The primary reason for this decrease was the 1996 $549,700 FDIC/SAIF deposit insurance premium previously discussed. The after tax impact of this one-time special assessment was a $338,300, or a $.28 per share, reduction in 1996 net income. Compared to the prior year, 1997 salaries and employees benefits were $86,100 higher. This 7% increase was due primarily to salary increases, the employment of two experienced agricultural and commercial loan officers and additional expenses resulting from termination of United Bank's Savings Association Retirement Fund. Due to a decrease in both deposit balances and FDIC/SAIF insurance rates, regular FDIC/SAIF insurance premium expense declined $121,200, or 71%, from $170,300 in 1996 to $49,100 in 1997. Other expenses declined $48,800, or over 9%, to $489,000 due primarily to a $25,100, or 27%, decrease in advertising related expenses, from $91,600 in 1996 to $66,500 in 1997 and a $15,900 1996 loss on the sale of real estate owned.

   PROVISION FOR INCOME TAXES. Income before taxes in 1997 was $2,161,700, a $409,000, or 23%, improvement compared to 1996. Total 1997 income taxes were $809,000, a $160,300, or 25%, increase compared to 1996. For both 1997 and 1996 the Company incurred the 34% federal corporate tax rate and a 6.75% Montana corporate license tax.

   PROVISION FOR LOSSES ON LOANS AND ASSET QUALITY. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs to bring the allowance to a level considered adequate to absorb losses inherit in the loan portfolio. United Bank provided $225,000 for loan losses in 1997, bringing the total reserve to $300,200 at December 31, 1997 compared to $75,200 at December 31, 1996. There were no loan charge-offs in 1997. Non-performing assets consisting of non-accrual loans, accruing loans past due over 90 days, restructured loans, other repossessed assets and real estate owned held-for-sale (REO/HFS) were $225,000 at December 31, 1997 and $57,000 at December 31, 1996, representing
 .23% and .06% of total assets, respectively. The loan loss reserve as a percentage of nonperforming assets at December 31, 1997 and December 31, 1996 were 133% and 130%, respectively. United Bank's allowance for loan losses as a percentage of total loans was .79% at December 31, 1997 and .20% at December 31, 1996.

   United Bank has recently embarked on a growth orientated expansion strategy, which has already resulted in an increase and a change in its traditional loan portfolio. This strategy reflects the beginning of a transition from a traditional thrift to activities resembling those of a commercial bank. This business strategy is subject to greater risk, including the increased risk of losses on loans.

   In 1997, United Bank has hired two experienced Montana agricultural and commercial lenders to originate agricultural and commercial loans for United Bank's portfolio. In addition, United Bank is purchasing lease financing and commercial loan participations originated out of United Bank's market area. These loans have different risks in terms of loan monitoring and higher exposure due to economic conditions and markets outside of United Bank's traditional market area.

   United Bank's market area is concentrated in Montana, increasing its exposure to loan losses from a deterioration in economic conditions in this state. Montana has experienced a decline in consumer credit quality consistent with that experienced on a national level. The filings of personal bankruptcies in Montana have increased in recent years. Based on the average for all insured commercial banks in Montana, the net loss to average total loans increased 300% in 1995 and increased nearly 100% in 1996. The average loan loss reserve for Montana commercial banks at December 31, 1997 and December 31, 1996 was 1.55% and 1.62% of total loans, respectively.

   The initial growth and ongoing change in United Bank's loan portfolio, combined with the apparent deterioration and economic trends both on a national and a Montana state-wide basis and deficiencies in United Bank's loan loss reserve coverage compared to state-wide averages, resulted in management's addition to the loan loss reserve in 1997. United Bank's portfolio is and will in future periods continue to be exposed to greater risk than has historically been experienced with a portfolio comprised primarily of secured residential loans. Additional provisions to the loan loss reserve and future charge-offs can be expected to occur.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

   GENERAL. Net income for 1996 was $1,102,900, a $618,900, or 36%, decrease compared to 1995. The primary reasons for this decline were: (1) a $549,700 FDIC/SAIF deposit insurance special assessment, (2) a $285,800 decline in net interest income resulting primarily from higher deposit costs and borrowing expense, and (3) higher other expenses due to $91,600 of advertising expense.

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

   INTEREST INCOME. Average 1996 interest-earning assets declined $1.1 million, or 1%, to $102.6 million. Average 1996 loans receivable increased $1.0 million, or 3%, to $31.8 million, and average other interest-earning assets declined $2.1 million to $70.8 million. Loans receivable average yields decreased 4 basis points to 9.29% and overall lower yields on all other interest-earning assets resulted in a 1996 average yield for all interest-earning assets of 7.07%, compared to 7.13% in 1995.

    INTEREST EXPENSE. Average 1996 deposits decreased $2.5 million, or 3%, to $78.5 million. The mix of average deposits changed with average lower cost statement savings decreasing $5.2 million, or 15%, while higher cost/repricing average time deposits increased $2.5 million, or 7%. The 1996 cost of average time deposits increased 29 basis points to 5.43%. The 1996 average cost of deposits rose to 4.43%, compared to 4.22% in 1995. Deposit interest expense in 1996 therefore increased $60,900, or 2%, to $3,472,600. Primarily due to $10.5 million dollars of FHLB advances outstanding at the end of 1995, average 1996 borrowings were $1.6 million, a $1.5 million increase over 1995, resulting in $92,000 of interest expense in 1996, compared to $8,200 in 1995. The 1996 average cost of borrowings was 5.72%, compared to 5.89% in 1995. The 1996 average cost of all interest-bearing liabilities increased to 4.45%, compared to 4.22% in 1995.

   NET INTEREST INCOME. This category decreased $285,800, or 7%, to $3,688,000 for the reasons cited above.

   NON-INTEREST INCOME. This category increased $240,000, or 40%, to $834,500. The primary reason for this increase was $150,200 in gains from 1996 sales of available-for-sale investment securities. In 1996, loan origination fee and discount income increased $85,400, or 24%, to $443,500. This improvement was the direct result of increased loan production. During 1996 loans originated for sale to the secondary market were $12 million, compared to $8.4 million in 1995, and loans originated for portfolio in 1996 were $19.3 million, compared to $10.8 million in 1995.

   NON-INTEREST EXPENSE. This category increased $638,100, or 30%, to $2,770,800. The primary reason for this increase was the 1996 $549,700 FDIC/SAIF deposit insurance premium previously discussed. The after tax impact of this special assessment was a $338,300, or a 28 cent per share, reduction in 1996 net income. Other expenses increased $119,400, or 29%, to $537,800 due primarily to a $60,700, or an 196% increase in advertising related expenses, from $30,900 in 1995 to $91,600 in 1996 and a $15,900 1997 loss on the sale of real estate owned.

   PROVISION FOR INCOME TAXES. Income before taxes in 1996 was $1,751,700, a $684,000, or 28%, reduction from 1995. Total 1996 income taxes were $648,800, a $65,100, or 9%, decrease compared to 1995. This disproportionate decrease in 1996 taxes, compared to the pre-tax earnings decrease, was due primarily to the 1995 federal statutory bad debt deduction which was repealed in 1996. This 1995 bad debt deduction reduced 1995 federal income taxes by approximately $152,000. For 1996 and 1995, the Company incurred the 6.75% marginal Montana corporate license tax.

FDIC/SAIF INSURANCE LEGISLATION

   Enacted into law in 1996 was legislation providing for a special assessment against FDIC/SAIF member institutions, which capitalized the SAIF insurance reserve to the prescribed 1.25% of insured deposits level. For United Bank, this one-time special assessment was $549,700, or 65.7 basis points per $100 of United Bank's insured deposit base on March 31, 1995. The Company's 1996 consolidated financial statements reflect the expense and payment of this $549,700 special assessment.

   Based upon United Bank's "1A" FDIC risk classification, United Bank's FDIC/SAIF assessment rate, beginning January 1, 1997, decreased from 23 basis points to 6.5 basis points per $100 of insured deposits. Most commercial banks insured under the FDIC/Bank Insurance Fund (BIF), beginning January 1, 1997, were assessed 1.3 basis points per $100 of insured deposits. For the second half of 1997, United Bank's FDIC/SAIF assessment rate was 6.3 basis points per $100 of insured deposits, while BIF members began paying 1.26 basis points.

LEGISLATION

   Regulatory and legislative changes continue to have a dramatic effect on United Bank and all other federally regulated depository institutions. Regulatory agencies have become more aggressive in their oversight role and have been implementing a get-tough approach to compliance examinations and fair lending law interpretation and enforcement. The current Administration is focusing on consumer compliance issues, in particular fair lending, while Congress continues to focus on areas that pose potential safety and soundness problems. It is doubtful that the complexity of the laws, regulations and guidelines facing United Bank, and all other federally regulated depository institutions, will materially abate in the near future. Their impact on United Bank has become clear. United Bank will continue to be burdened with regulatory compliance issues that add to United Bank's costs of operations, while at the same time providing certain distinct competitive advantages to nonregulated competitors.

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

YEAR 2000

   The Company is aware of the issues associated with computer systems as the year 2000 approaches. The Company recognizes the need to ensure that its operations will not be adversely impacted by year 2000 date-related failures. The Company has provided its business customers, suppliers and vendors with information regarding the Company's progress on year 2000 issues and has requested similar information in return. All software currently used within the Company is supplied by vendors. The data center operations of United Financial will be converted to Heritage Bank's data processing center, which is anticipated to be completed by June 30, 1998. Heritage has been advised by their data processing provider that a new generation of software, to be implemented by early 1998, will be year 2000 certified. The Company continues to bear some risk related to the year 2000 issue and could be adversely affected if other entities not affiliated with the Company do not appropriately address their own year 2000 compliance issues. Based on the study and analysis conducted, the dollar amount required to remediate the known year 2000 issues is not expected to be material to the Company's business. Unanticipated problems or difficulties, however, could significantly increase the Company's estimated expenditures for the year 2000 project.

ASSET/LIABILITY MANAGEMENT

   United Bank's earnings depend to a large extent on the level of its "net interest income." Net interest income depends upon the difference (referred to as "interest rate spread") between the yield on United Bank's loan and investment portfolios and interest-earning cash balances ("interest-earning assets"), and the rates paid on its deposits and borrowings ("interest-bearing liabilities"). Net interest income is further affected by the relative amounts of United Bank's interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. When the amount of interest-earning assets is less than the amount of interest-bearing liabilities, the net yield on interest-earning assets is less than the interest rate spread. Should this difference in amounts become too great, United Bank could incur a net interest expense despite a positive spread.

   One of the primary objectives of United Bank's management over the past several years has been to restructure United Bank's balance sheet to reduce its vulnerability to changes in interest rates (Interest Rate Risk). Savings institutions historically have suffered from a mismatch in the term to maturity of their assets and liabilities, with mortgage loan assets tending to be of a much longer term than deposits, the primary liabilities of savings institutions. In periods of rising interest rates, this mismatch can render savings institutions vulnerable to increases in costs of funds (deposits and borrowings) that can outstrip increases in returns on longer-term fixed rate loans and investments, resulting in a decrease in positive interest rate spread and lower earnings.

   Several strategies have been employed by United Bank to minimize the mismatch of asset and liability maturities. For the past several years, United Bank has maintained the policy of selling all newly-originated long-term (15 to 30-year maturity) fixed-rate mortgage loans to the secondary market. These loans are sold at their outstanding principal balance, which is the prearranged contract purchase price, and therefore, no gain or loss is realized at sale. United Bank promotes the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions. United Bank also emphasizes investment in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments. Liquidity not utilized for retained loan production has resulted, over the past several years, in an increase in the relative percentage to total assets of shorter-term investments versus longer-term loans. In the very low market interest rate and flat yield curve environment of the past few years, no real opportunity existed to extend loan portfolio or investment maturity purchases for a higher yield. Longer term (15 to 30-year) fixed-rate mortgage loan retention, or greater than 7-year to maturity investment purchases would have provided only a marginal increase in interest income while exposing United Bank to significant declines in market values if interest rates rose substantially. Starting in 1996, United Bank began retaining selected portfolio loans for higher earnings by engaging in increased multi-family and commercial real estate lending, as well as increased non-mortgage commercial and consumer lending. Multi-family, all commercial real estate lending and commercial and consumer non-mortgage lending is generally shorter-term in nature than single family residential lending and, although typically fixed rate, bears higher interest rates.

   While United Bank believes that its ongoing asset/liability management strategies have reduced exposure to interest rate risk, future earnings and stockholders' equity will continue to be influenced by changes in levels of market interest rates, competition, and other economic factors beyond the control of United Bank's management. Management believes that its conservative short-term maturity and adjustable rate investment and loan portfolio policies, enable United Bank to minimize portfolio market value declines, and maintain earnings, while providing the liquidity to reprice assets to offset higher market interest rates and increased deposit costs.

   For further information see Part I, Item 1. - "Regulation - Bank" - "Regulatory Capital Requirements" and Item 7a. - "Quantitative and Qualitative Disclosures About Market Risk."

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

   AVERAGE BALANCE SHEETS. The following tables set forth for each of the three years indicated information regarding the Company's: (1) average balance sheets, and (2) an analysis of net interest earnings as follows: (i) for each category of interest-earning asset and interest-bearing liability, the average amount outstanding during the year and interest earned and paid, (ii) the average yield for each category of interest-earning asset, and average cost for each category of interest-bearing liability, (iii) the average yield for all interest-earning assets and the average cost for all interest-bearing liabilities, (iv) the net yield for interest-earning assets, and (v) other information regarding return on average assets, return on average equity, equity to average assets ratio, and dividend payout ratio.

    United Financial Corp. Average Balance Sheet
    (Dollars in thousands)
                                            For the Year Ended December 31, 1997
                                            ------------------------------------
                                             Average       Interest     Average
                                             Balance       Earned/Pd  Yield/Cost
     ASSETS                                 --------       ---------  ----------
     Mortgage loans receivable              $ 31,361         $2,922      9.32%
     Non-mortgage loans                        3,455            301      8.71%
     Mortgage-backed securities               23,199          1,510      6.51%
     Investments-other                        36,749          2,298      6.25%
     Interest-earning deposits                 5,210            283      5.43%
                                            --------         ------      -----
       Total interest-earning assets          99,974         $7,314      7.32%
                                                             ======      =====
     Non-earning assets                        3,903
                                            --------
       Total assets                         $103,877
                                            ========
     LIABILITIES & STOCKHOLDERS' EQUITY
     NOW and money market accounts          $  8,344            248      2.97%
     Savings deposits                         27,404            962      3.51%
     Time deposits                            38,577          2,083      5.40%
                                            --------         ------      -----
       Total deposits                         74,325          3,293      4.43%
     FHLB advances                             2,808            168      5.98%
                                            --------         ------      -----
       Total interest-bearing liabilities   $ 77,133         $3,461      4.49%
                                            ========         ======      =====
     Stockholders' equity                     25,076
     Unrealized loss on securities
       available-for-sale                       (500)
                                            --------
       Total stockholders' equity           $ 24,576
                                            ========
     Net interest-earning assets            $ 22,841
     Net interest income                                     $3,853
                                                             ======
     Net interest spread (1)                                             2.83%
                                                                         =====
     Net interest margin (2)                   3.85%
     Net income                                              $1,352
                                                             ======
     Return on average assets (3)              1.30%
     Return on average equity (4)              5.50%
     Equity to average assets ratio (5)       23.66%
     Dividend payout ratio (6)                   88%
     Interest-earning assets to
      Interest-bearing liabilities ratio        1.30
     Income per share                          $1.10
     Cash dividends paid per share              $.97

     (1) Average yield interest-earning assets minus average rate interest-bearing liabilities
     (2) Net interest income divided by average interest-earning assets
     (3) Net income divided by average total assets
     (4) Net income divided by average equity
     (5) Average equity divided by average total assets
     (6) Dividends paid per share divided by net income per share

     United Financial Corp. Average Balance Sheet
     (Dollars in thousands)
                                            For the Year Ended December 31, 1996
                                            ------------------------------------
                                             Average       Interest     Average
                                             Balance       Earned/Pd  Yield/Cost
     ASSETS                                 --------       ---------  ----------
     Mortgage loans receivable               $ 29,123         $2,714      9.32%
     Non-mortgage loans                         2,698            242      8.97%
     Mortgage-backed securities                32,524          2,017      6.20%
     Investments-other                         35,389          2,128      6.01%
     Interest-earning deposits                  2,907            152      5.22%
                                             --------         ------      -----
       Total interest-earning assets          102,641         $7,253      7.07%
                                                              ======      =====
     Non-earning assets                         4,017
                                             --------
       Total assets                          $106,658
                                             ========
     LIABILITIES & STOCKHOLDERS' EQUITY
     NOW and money market accounts           $  8,500            257      3.02%
     Savings deposits                          30,617          1,078      3.52%
     Time deposits                             39,334          2,138      5.44%
                                             --------         ------      -----
       Total deposits                          78,451          3,473      4.43%
     FHLB advances                              1,608             92      5.72%
                                             --------         ------      -----
       Total interest-bearing liabilities    $ 80,059         $3,565      4.45%
                                             ========         ======      =====
     Stockholders' equity                      24,977
     Unrealized loss on securities
       available-for-sale                        (442)
                                             --------
       Total stockholders' equity            $ 24,535
                                             ========
     Net interest-earning assets             $ 22,582
     Net interest income                                      $3,688
                                                              ======
     Net interest spread (1)                                              2.62%
                                                                          =====
     Net interest margin (2)                    3.59%
     Net income                                               $1,103
                                                              ======
     Return on average assets (3)               1.03%
     Return on average equity (4)               4.50%
     Equity to average assets ratio (5)        23.00%
     Dividend payout ratio (6)                    99%
     Interest-earning assets to
      Interest-bearing liabilities ratio         1.28
     Income per share                            $.90
     Cash dividends paid per share               $.89

     (1) Average yield interest-earning assets minus average rate interest-bearing liabilities
     (2) Net interest income divided by average interest-earning assets
     (3) Net income divided by average total assets
     (4) Net income divided by average equity
     (5) Average equity divided by average total assets
     (6) Dividends paid per share divided by net income per share

     United Financial Corp. Average Balance Sheet
     (Dollars in thousands)
                                            For the Year Ended December 31, 1995
                                            ------------------------------------
                                             Average       Interest     Average
                                             Balance       Earned/Pd  Yield/Cost
     ASSETS                                 --------       ---------  ----------
     Mortgage loans receivable               $ 29,154         $2,718      9.32%
     Non-mortgage loans                         1,716            162      9.44%
     Mortgage-backed securities                20,183          1,262      6.25%
     Investments-other                         48,388          3,000      6.20%
     Interest-earning deposits                  4,319            252      5.83%
                                             --------         ------      -----
       Total interest-earning assets          103,760         $7,394      7.13%
                                                              ======      =====
     Non-earning assets                         2,839
                                             --------
       Total assets                          $106,599
                                             ========
     LIABILITIES & STOCKHOLDERS' EQUITY
     NOW and money market accounts           $  7,965            243      3.05%
     Statement savings                         35,857          1,277      3.56%
     Time deposits                             36,801          1,892      5.14%
      Average balance adjustment                  304
                                             --------         ------      -----
       Total deposits                          80,928          3,412      4.22%
     FHLB advances                                137              8      5.89%
                                             --------         ------      -----
       Total interest-bearing liabilities    $ 81,065         $3,420      4.22%
                                             ========         ======      =====
     Stockholders' equity                    $ 24,551
     Unrealized loss on securities
       available-for-sale                        (687)
                                             --------
       Total stockholders' equity            $ 23,864
                                             ========
     Net interest-earning assets             $ 22,695
     Net interest income                                      $3,974
                                                              ======
     Net interest spread (1)                                              2.91%
                                                                          =====
     Net interest margin (2)                    3.83%
     Net income                                               $1,722
                                                              ======
     Return on average assets (3)               1.62%
     Return on average equity (4)               7.21%
     Equity to average assets ratio (5)        22.39%
     Dividend payout ratio (6)                    57%
     Interest-earning assets to
      Interest-bearing liabilities ratio        1.28
     Income per share                          $1.41
     Cash dividends paid per share              $.81

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

   The following table sets forth the Company's weighted average yield on interest-earning assets and cost of interest-bearing liabilities at December 31st for each of the three years indicated:

                                                  At December 31,
                                         --------------------------------
                                         1997          1996         1995
   Year-end yield:                       -----         -----        -----
    Loans receivable                     9.04%         9.18%        9.16%
    Mortgage-backed securities           6.34          6.27         5.77
    Investments-other                    6.34          5.76         6.00
    Interest-earning deposits            6.05          6.41         4.75
                                         -----         -----        -----
     Interest-earning assets             7.43%         7.14%        6.79%

   Year-end cost:
    Deposits                             4.46%         4.45%        4.44%
    FHLB advances                         N/A           N/A         5.78
                                         -----         -----        -----
     Interest-bearing liabilities        4.46%         4.45%        4.60%

     Interest rate spread                2.97%         2.69%        2.19%
                                         =====         =====        =====

   The following tables set forth information regarding changes in interest income and interest expense for the Company for the years indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by previous rate), (2) changes in rates (changes in rate multiplied by previous volume) and (3) change in rate/volume (change in rate multiplied by the change in volume):

     United Financial Corp. Rate Volume Analysis
     (Dollars in thousands)
                                                Years Ended December 31,
                                            --------------------------------
                                                      1997 v. 1996
                                                      ------------
                                               Increase (decrease) due to:
                                                               Rate/
                                            Volume    Rate    Volume   Total
     Interest income:                       ------    ----    ------   -----
       Loans receivable                      $277     $ (8)    $ (2)    $267
       Mortgage-backed securities            (578)     100      (29)    (507)
       Investments                             82       85        3      170
       Interest-earning deposits              120        6        5      131
                                             ----     ----     ----     ----
         Total interest income                (99)     183      (23)      61
     Interest expense:
       Deposits                              (159)     (21)             (180)
       FHLB advances                           69        5        2       76
                                             ----     ----     ----     ----
         Total interest expense               (90)     (16)       2     (104)
                                             ----     ----     ----     ----
         Net interest income                 $ (9)    $199     $(25)    $165
                                             ====     ====     ====     ====

     (Dollars in thousands)
                                                Years Ended December 31,
                                            --------------------------------
                                                      1996 v. 1995
                                                      ------------
                                               Increase (decrease) due to:
                                                               Rate/
                                            Volume    Rate    Volume   Total
     Interest income:                       ------    ----    ------   -----
     Loans receivable                        $ 90    $  (9)     $(5)   $  76
       Mortgage-backed securities             771      (10)      (6)     755
       Investments                           (806)     (91)      25     (872)
       Interest-earning deposits              (82)     (26)       8     (100)
                                             ----    -----      ---    -----
         Total interest income                (27)    (136)      22     (141)
     Interest expense:
       Deposits                               (40)      92        9       61
       FHLB advances                           87                (3)      84
                                             ----    -----      ---    -----
         Total interest expense                47       92        6      145
                                             ----    -----      ---    -----
         Net interest income                 $(74)   $(228)     $16    $(286)
                                             ====    =====      ===    =====

                                                      1995 v. 1994
                                                      ------------
     Interest income:
       Loans receivable                     $(230)   $ (16)     $ 1    $(245)
       Mortgage-backed securities             (15)      99       (1)      83
       Investments                           (510)     114      (54)    (450)
       Interest-earning deposits               18       56        6       80
                                            -----    -----      ---    -----
         Total interest income               (737)     253      (48)    (532)
     Interest expense:
       Deposits                              (534)     387      (57)    (204)
       FHLB advances                                              8        8
                                            -----    -----      ---    -----
         Total interest expense              (534)     387      (49)    (196)
                                            -----    -----      ---    -----
         Net interest income                $(203)   $(134)     $ 1    $(336)
                                            =====    =====      ===    =====

LIQUIDITY AND CAPITAL RESOURCES

   Federal regulations now require United Bank to maintain a daily average balance of liquid assets equal to 4%, of net withdrawable deposits (excluding accounts with unexpired maturities exceeding one year) and other borrowings payable in one year or less. As of December 31, 1997 and December 31, 1996, United Bank's liquidity ratios were 32.8% and 28.9%, respectively. Eliminated in 1997 was a separate rule requiring United Bank to maintain a short-term liquid assets ratio equal to at least 1% of its liquidity base in cash or short-term liquid assets. During the fiscal years 1997 and 1996, United Bank consistently maintained liquidity ratios far in excess of regulatory requirements. United Bank's liquidity investments for regulatory purposes were approximately $23.4 million at December 31, 1997, and consisted primarily of cash, interest-earning bank accounts, FHLB certificates of deposit, and U.S. Government agencies.

   United Bank's primary sources of funds are deposits, FHLB borrowings, loan and mortgage-backed securities repayments, proceeds from loan sales, investment securities interest payments and maturities, and net operating revenues. The principal uses of funds are loan originations, mortgage-backed securities and other investment securities purchases, maturing savings certificates and deposit withdrawals, repayment of FHLB borrowings, cash dividends, maintaining liquidity and meeting operating expenses. As demonstrated by the 1997 Statement of Cash Flows, $1.5 million of cash provided by operating activities and $6.2 million of net cash provided by investing activities were utilized to fund a $7.8 million decrease in deposits and pay $1.2 million of cash dividends to shareholders. During 1997, unlike 1996, the Company experienced deposits as a use, rather than a source of funds.

   United Bank can borrow from the FHLB in an amount not to exceed 25% of assets. The Company currently has no material commitments for loan fundings or other expenditures.

   At December 31, 1997, the Company's stockholders' equity was approximately $24.6 million, or over 25.6% of assets. Additionally, United Bank's regulatory capital is over $12.1 million more than the highest of three regulatory capital standards required by federal regulations. The Company's current level of capital and liquidity provides it with the opportunity to manage its balance sheet with a great deal of flexibility while still complying with regulatory requirements. Management believes that the present facilities and equipment required to conduct its business are adequate for the immediate future. Management will review facility needs in conjunction with the merger with Heritage Bancorporation.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   MARKET RISK. Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Since the Company's earnings depend on its level of interest rate spread (the difference between the yield on the Company's interest-earning assets and the rates paid on its interest bearing liabilities), its primary market risk exposure is interest rate risk (IRR).

   INTEREST RATE RISK. The Company has established a formal written Board of Director's approved IRR policy. The Banks have also established an Asset/Liability Management Committee and an Investment Committee, which meets at least quarterly to review and report in writing to the Banks' Board of Directors management's efforts to minimize IRR. Several asset/liability management strategies have been employed by the Company to minimize its exposure to IRR These include selling all newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

   INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE. Interest rate risk sensitivity of net portfolio Value (NPV) measurement seeks to establish a methodology to measure the potential for the reduction of earnings and stockholders' equity resulting from both lower net interest income (NII) and lower NPV caused by changes in market interest rates. NPV thus provides a leading indicator of future potential changes in both NII and stockholders' equity. Because if their asset size (less than $500 million), the Banks fall under an OTS exemption that allows utilization of an asset/liability computer simulation program prepared and distributed by the OTS. The OTS Thrift Financial Report includes Schedule CMR that provides detailed information about the balances, interest rates, repricing, and maturity characteristics of the Banks' financial instruments. By utilizing the Banks' provided Schedule CMR data, the OTS runs computer simulations ("Net Portfolio Value Model") utilizing OTS assumptions. The Banks' Board of Directors, per OTS requirements, has established maximum percentage changes, or policy limits for NPV of 10% per instantaneous 100 basis point change in rates.

   The following table demonstrates United Bank's December 31, 1997 NPV and the $ present value of total assets, NPV ratio, and basis point change for four instantaneous increases and the four instantaneous decreases in interest rates:
(Dollars in thousands)

                   Net Portfolio Value - NPV         NPV as % of PV of Assets
Instantaneous     ---------------------------    -------------------------------
   Change                                           $PV of       NPV
  in Rates        $Amount   $Change   %Change    Total Assets   Ratio     Change
-------------     -------   -------   -------    ------------  ------    -------
   +400 bp         14,317    -3,687     -20%       84,593      16.92%    -322 bp
   +300 bp         15,365    -2,639     -15%       85,911      17.88%    -226 bp
   +200 bp         16,378    -1,626      -9%       87,195      18.78%    -136 bp
   +100 bp         17,305      -699      -4%       88,394      19.58%     -57 bp
      0            18,004                          89,371      20.15%
   -100 bp         18,653       649      +4%       90,324      20.65%     +51 bp
   -200 bp         19,505     1,501      +8%       91,535      21.31%    +116 bp
   -300 bp         20,524     2,520     +14%       92,944      22.08%    +194 bp
   -400 bp         21,828     3,824     +21%       94,634      23.07%    +293 bp

   The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operation results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of assets and liability cashflows, and others. Sensitivity analysis does not reflect actions that the Company might take in responding to or anticipating changes in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 25, 1998 (the Proxy Statement is incorporated herein by reference. Information regarding executive offers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

   The information set forth under the caption "Executive Compensation and Other Information," "Compensation of Directors" and "Stock Price Performance Graph" in the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and " Securities Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    List of Documents filed by Company as part of this Report.

(a) (1) FINANCIAL STATEMENTS:

    The following financial statements of United Financial are included herein as follows:

                                                                     Page Number
                                                                     -----------

    INDEPENDENT AUDITORS' REPORT                                         F-2

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION,                      F-3
      December 31, 1997 and 1996

    CONSOLIDATED STATEMENTS OF INCOME - Years Ended                      F-4
      December 31, 1997, 1996 and 1995

    CONSOLIDATED STATEMENTS OF CASH FLOWS - Years Ended                  F-5
      December 31, 1997, 1996 and 1995

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY           F-6
      - Years Ended December 31, 1997, 1996 and 1995

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-7


    (2) FINANCIAL STATEMENT SCHEDULES:

    Financial statement schedules have been omitted because they are inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

    (3) EXHIBITS.

        The exhibits listed in the accompanying index are filed as part of this Report or incorporated by reference as indicated therein.


(b) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 1997

             None

                                     PART V

ITEM 15. FINANCIAL INFORMATION REGARDING HERITAGE

   The Merger of Heritage into United Financial, which closed on February 3, 1998, was treated as a reverse acquisition. Heritage was considered the accounting acquirer because Heritage effectively acquired the operations of United Financial as a result of the change in control and other related consequences of the Merger. Consistent with Heritage being the accounting acquirer, the historical financial statements of the combined entity commencing with the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 will be those of Heritage and not United Financial as it existed prior to the Merger.

   The Company is including certain financial statements of Heritage, including audited consolidated financial statements for the three years ending December 31, 1997, 1996 and 1995 and a related Management's Discussion and Analysis of Financial Condition of Operations of Heritage. These financial statements are being filed because, in the future, the ongoing financial statements of the Company will be the financial statements of Heritage and will be compared to the historical financial information of Heritage


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS                                          F-25

    INDEPENDENT AUDITORS' REPORTS                                       F-38

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION,                     F-40
      December 31, 1997 and 1996

    CONSOLIDATED STATEMENTS OF INCOME - Years Ended                     F-41
      December 31, 1997, 1996 and 1995

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                     F-42
      Years Ended December 31, 1997, 1996 and 1995

    CONSOLIDATED STATEMENTS OF CASH FLOWS - Years Ended                 F-43
      December 31, 1997, 1996 and 1995

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-44


ITEM 16. UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

   The Company is including Unaudited Pro Forma Combined Financial Information of Heritage and United Financial. This pro Forma information is being included because Heritage was the accounting acquirer in the Merger and the Company believes pro Forma information is more meaningful than the separate historical financial statements of United Financial and Heritage.

    UNAUDITED PRO FORMA COMBINED STATEMENTS OF FINANCIAL CONDITION      F-61
      HERITAGE AND UNITED FINANCIAL, December 31, 1997

    UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME                   F-62
      HERITAGE AND UNITED FINANCIAL, Year Ended December 31, 1997

    NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION         F-63

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNITED FINANCIAL CORP.

By: /s/ John M. Morrison               By: /s/ Kurt R. Weise
    --------------------------------       -------------------------------------
    John M. Morrison                       Kurt R. Weise
    Chairman of the Board and              President and Chief Operating Officer
    Chief Executive Officer                (Duly Authorized Representative)
    (Duly Authorized Representative)

Date:    March 27, 1998              Date:    March 30, 1998
      --------------      ---------        ---------------      ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ John M. Morrison                By: /s/ Kurt R. Weise
    --------------------------------       -------------------------------------
    John M. Morrison                       Kurt R. Weise
    Director                               Director

Date:    March 27, 1998              Date:    March 30, 1998
     --------------      ---------          ---------------      ---------


By: /s/ Larry D. Albert                By: /s/ Dr. J. William Bloemendaal
    --------------------------------       -------------------------------------
    Larry D. Albert                        Dr. J. William Bloemendaal
    Director                               Director

Date:    March 30, 1998              Date:    March 31, 1998
     --------------      ---------          ---------------      ---------


By:                                    By:
    --------------------------------       -------------------------------------
    Elliott L. Dybdal                      Janice M. Graser
    Director                               Director

Date:    March     , 1998              Date:    March      , 1998
     --------------      ---------          ---------------      ---------


By:                                    By: /s/ William L. Madison
    --------------------------------       -------------------------------------
    Jerome H. Hentges                      William L. Madison
    Director                               Director

Date:    March     , 1998              Date:    March 31, 1998
     --------------      ---------          ---------------      ---------

                             UNITED FINANCIAL CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of United Financial Corp.:

   We have audited the accompanying consolidated statements of financial condition of United Financial Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                       /s/ KPMG Peat Marwick LLP
Billings, Montana
January 16, 1998, except for the "Subsequent
Event - Merger" footnote beginning on page
F-21 which is as of February 3, 1998

                             UNITED FINANCIAL CORP.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

             (Dollars in thousands, except share and per share data)

                                                           December 31,
                                                        ------------------
                                                          1997      1996
     ASSETS                                             -------   --------
     Cash and cash equivalents:
       Cash and amounts due from banks                  $   950   $    921
       Interest-earning deposits with banks                 680      2,013
                                                        -------   --------
                                                          1,630      2,934
     Investments:
       Securities held-to-maturity (estimated fair value
        $36,334,359 in 1997 and $35,942,573 in 1996)     36,186     35,828
       Securities available-for-sale, net                17,332     25,185
                                                        -------   --------
                                                         53,518     61,013
     Loans receivable, net                               36,317     35,176
     Loans held for sale                                  1,107      1,239
     Premises and equipment, net                          1,349      1,407
     Real estate owned                                      349        425
     Accrued interest receivable                            909        817
     Federal Home Loan Bank stock, at cost                  535        379
     Other assets                                           544        447
                                                        -------   --------
                                                        $96,258   $103,837
                                                        =======   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits:
       NOW and money market demand accounts             $ 8,419   $  8,669
       Savings deposits                                  25,592     29,918
       Time deposits                                     36,913     40,110
                                                        -------   --------
                                                         70,924     78,697
     Federal Home Loan Bank advances
     Accrued interest payable                                65         66
     Advance payments by borrowers for taxes
      taxes and insurance                                   190        211
     Income taxes payable                                    49         36
     Deferred income taxes                                  149        223
     Other liabilities                                      231        188
                                                        -------   --------
                                                         71,608     79,421
     Stockholders' equity:
       Preferred stock, $1.00 par value
        (2,000,000 shares authorized; none outstanding)
       Common stock, $1.00 par value
        (8,000,000 shares authorized;
         1,223,312 outstanding)                           8,849      1,223
       Paid-in capital                                               7,626
       Retained earnings-partially restricted            16,225     16,060
       Unrealized loss on securities
         available-for-sale, net                           (424)      (493)
                                                        -------   --------
                                                         24,650     24,416
                                                        -------   --------
     Commitments and contingencies
                                                        $96,258   $103,837
                                                        =======   ========
     See Notes to Consolidated Financial Statements

                             UNITED FINANCIAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per share data)

                                                      Years Ended December 31,
                                                    ---------------------------
                                                     1997       1996      1995
                                                    ------     ------    ------
     Interest Income:
      Loans                                         $3,223     $2,956    $2,880
      Mortgage-backed securities                     1,510      2,017     1,262
      Investment securities                          2,298      2,128     3,000
      Interest-earning deposits                        283        152       252
                                                    ------     ------    ------
                                                     7,314      7,253     7,394
     Interest Expense:
      Deposits                                       3,293      3,473     3,412
      Federal Home Loan Bank advances                  168         92         8
                                                    ------     ------    ------
                                                     3,461      3,565     3,420
                                                    ------     ------    ------
       Net interest income                           3,853      3,688     3,974
     Provision for losses on loans                     225
                                                    ------     ------    ------
       Net interest income after
        provision for losses on loans                3,628      3,688     3,974

     Non-interest Income:
      Fees and discounts                               435        444       358
      FHLB stock dividends                              38         31        23
      Investment securities sales, net gain                       150         6
      Other income                                     202        210       208
                                                    ------     ------    ------
                                                       675        835       595

     Non-interest Expense:
      Salaries and employee benefits                 1,258      1,172     1,174
      Net occupancy and equipment expense              257        248       250
      Data processing expense                           89         93        91
      FDIC/SAIF deposit insurance premium               49        170       199
      FDIC/SAIF deposit insurance special assessment              550
      Other expenses                                   489        538       419
                                                    ------     ------    ------
                                                     2,142      2,771     2,133
                                                    ------     ------    ------
       Income before income taxes                    2,161      1,752     2,436
     Provision for income tax expense                  809        649       714
                                                    ------     ------    ------
       Net income                                   $1,352     $1,103    $1,722
                                                    ======     ======    ======
     Net income per share                            $1.10       $.90     $1.41
                                                    ======     ======    ======

     See Notes to Consolidated Financial Statements

                             UNITED FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                       Years Ended December 31,
                                                      -------------------------
                                                        1997     1996     1995
                                                      -------  -------  -------
Operating Activities:
Net income                                            $ 1,352  $ 1,103  $ 1,722
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Provision for losses on loans                            225
 Depreciation and amortization of bank
  premises and equipment                                  116      114      118
 Depreciation of real estate held for investment           36       37       38
 Investment securities net accretion                      (76)    (208)     (54)
 Sales of available-for-sale securities, net gain                 (150)      (6)
 Loans originated for the secondary market            (12,213) (11,996)  (8,426)
 Proceeds from secondary market loan sales             12,345   11,482    8,725
 Federal Home Loan Bank stock dividends                   (38)     (30)     (23)
 Net change in income taxes payable                        13       17       13
 Net change in deferred income taxes                      (74)     (18)     (45)
 Net change in accrued interest receivable                (92)      98       91
 Net change in accrued interest payable                    (1)      (2)      26
 Net change in other assets                              (173)     114     (138)
 Net change in other liabilities                           43     (222)     139
                                                      -------  -------  -------
  Net cash provided by operating activities             1,463      339    2,180
                                                      -------  -------  -------
 Investing Activities:
 Purchases of held-to-maturity securities             (25,164) (25,047) (25,092)
 Proceeds from matured and called
   Held-to-maturity securities                         16,950    7,000    3,195
 Mortgage-backed securities principal collections       7,928   25,559    4,707
 Purchases of available-for-sale securities            (3,998)  (6,908)
 Proceeds from matured and called
   Available-for-sale securities                       12,000   12,556    3,294
 Proceeds from sales of available-for-sale securities            4,141   12,797
 Loans originated for portfolio                       (17,723) (19,330) (10,794)
 Loan principal collections                            13,775   11,384    8,945
 Proceeds from sales of portfolio loans                 2,973    3,031    2,748
 All other changes in loans, net                         (391)      92      262
 Purchases of premises and equipment                      (58)     (28)    (301)
 Net change in real estate owned                           40       29       35
 Federal Home Loan Bank stock net change                 (118)     128      (62)
                                                      -------  -------  -------
   Net cash provided (used) by investing activities     6,214   12,607     (266)
                                                      -------  -------  -------
 Financing Activities:
 Net change deposits                                   (7,773)     406  (10,795)
 Net change in Federal Home Loan Bank advances                 (10,500)  10,500
 Net decrease in advance escrow payments by borrowers     (21)     (13)     (42)
 Holding company formation costs                                   (37)
 Cash dividends paid                                   (1,187)  (1,089)    (991)
                                                      -------  -------  -------
   Net cash used by financing activities               (8,981) (11,233)  (1,328)
                                                      -------  -------   ------
 Net change in cash and cash equivalents               (1,304)   1,713      586
 Cash and cash equivalents at beginning of year         2,934    1,221      635
                                                      -------  -------  -------
   Cash and cash equivalents at end of year           $ 1,630  $ 2,934  $ 1,221
                                                      =======  =======  =======
 Cash payments for interest                           $ 3,462  $ 3,566  $ 3,394
 Cash payments for income taxes                       $   870  $   513  $   915

 See Notes to Consolidated Financial Statements

                             UNITED FINANCIAL CORP.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  (Dollars in thousands, except per share data)

                                      Three Years Ended December 31, 1997
                                  --------------------------------------------
                                                           Unrealized
                                                             holding
                                                              gains
                                  Common  Paid-In  Retained (losses)
                                   Stock  Capital  Earnings    net      Total
                                  ------  -------  --------  -------   -------

  Balance - December 31, 1994     $1,223   $7,663   $15,315  $(1,652)  $22,549
   Net income                                         1,722              1,722
   Cash dividends paid
     ($.81 per share)                                  (991)              (991)
   Decrease in unrealized loss
     on investment securities
     available-for-sale                                        1,408     1,408
                                  ------   ------   -------  -------   -------
  Balance - December 31, 1995      1,223    7,663    16,046     (244)   24,688
   Net income                                         1,103              1,103
   Cash dividends paid
     ($.89 per share)                                (1,089)            (1,089)
   Holding company formation costs            (37)                         (37)
   Increase in unrealized loss
     on investment securities
     available-for-sale                                         (249)     (249)
                                  ------   ------   -------  -------   -------
  Balance - December 31, 1996      1,223    7,626    16,060     (493)   24,416
   Net income                                         1,352              1,352
   Cash dividends paid
     ($.97 per share)                                (1,187)            (1,187)
  Elimination of par value         7,626   (7,626)
  Decrease in unrealized loss on
     investment securities
     available-for-sale                                           69        69
                                  ------   ------   -------  -------   -------
  Balance - December 31, 1997     $8,849            $16,225  $  (424)  $24,650
                                  ======   ======   =======  =======   =======

  See Notes to Consolidated Financial Statements

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 1997

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of United Financial Corp. (the Company) a savings bank holding company, and its wholly-owned subsidiary, United Savings Bank, F.A. (the
Bank). The consolidated financial statements also include the Community Service Corporation, a wholly-owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

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

   Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for possible loan losses. In connection with the determination of the reserve for losses on loans, management obtains independent appraisals for significant properties. Management believes that the reserve for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the reserves may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's reserve for losses on loans. Such agencies may require the Bank to recognize additions to the reserves based on their judgments about information available to them at the time of their examination.

   INVESTMENTS. Investments are required to be classified into three categories and accounted for as follows:

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

   At December 31, 1997 and 1996, the net unrealized gains and losses for all available-for-sale securities were losses of $690,013 and $834,590, for which the net unrealized tax benefit (included in other assets) was $265,345 and $341,336, respectively.

   The Company's investment portfolio contains both debt and equity securities. The Kemper U.S. Government bond fund is the Company's only equity investment, while the Company's debt investments include U.S. Treasuries, U.S. Government agencies (including FHLB certificates of deposit) and mortgage-backed securities. Nonmortgage-backed investment securities are classified as either held-to-maturity or available-for-sale. Mortgage-backed investment securities represent participating interests in

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pools of first-mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are classified as held-to-maturity and are recorded at cost in the underlying pool of mortgage loans at the time of purchase, adjusted for any premium or discount. Investment discount is accreted or, in the case of premium, is amortized into income, using a method that approximates the level yield method, over the remaining term to maturity, adjusted for prepayments as received. The company, by policy, does not purchase any investment for trading purposes. The cost of any investment, if sold, is determined by specific identification. Declines in the fair value of available-for-sale or held-to-maturity securities below carrying value that are other than temporary are charged to expense as realized losses and the related carrying value is reduced to fair value.

   LOANS HELD FOR SALE. For the past several years, the Company's total production of long-term, fixed-rate loans has been originated according to prearranged purchaser underwriting standards that result in immediate sale to the secondary market, primarily to mortgage bankers and pension funds. These loans are carried at their outstanding principal balance, which is the contracted purchase price, and therefore, no gain or loss is realized at sale.

   LOAN ORIGINATION FEES. Material loan origination fees and direct loan origination costs are capitalized and recognized over the lives of the related loans as an adjustment of the loan's yield using a method which approximates the level-yield method. Origination fees on loans sold to the secondary market are recognized when the loan is sold. The amortization of deferred loan fees and costs and the accretion of unearned discounts on nonperforming loans are discontinued during periods of nonperformance.

   LOANS RECEIVABLE AND NONACCRUAL LOANS. Loans receivable are stated at unpaid principal balances, less the reserve for possible loan losses, discounts, unearned income and loans in process. Loans contractually past due 90 days are classified as non performing. However, not all loans past due 90 days automatically result in the nonaccrual of interest income. If a 90 days past due loan has adequate collateral, or is FHA insured or VA guaranteed, leading to the conclusion that loss of principal and interest would likely not be realized, then interest income will continue to be accrued. For nonaccrual loans, all loan interest previously accrued is provided an allowance by a charge to interest income, and income is subsequently recognized only to the extent that cash payments are received.

   RESERVE FOR POSSIBLE LOAN LOSSES. The reserve for possible loan losses is established through a provision for losses on loans which is charged to expense. Loan losses are charged against the reserve when management believes that the collectability of principal is unlikely. The reserve balance is an amount management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectability and prior loss experience. The evaluations consider such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay.

   The Company provides a reserve for losses on specific loans, which are deemed to be impaired. Groups of small balance homogeneous loans (generally consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the reserve for possible loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs will be used in place of discounted

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash flows. The Company recognizes interest income on impaired loans only to the extent that cash payments are received.

   The reserve for possible loan losses as determined above, includes the reserve for impaired loans. The Company's existing policies for evaluating the adequacy of the reserve for loan losses and policies for discontinuing the accrual of interest on loans are used to establish the basis for determining whether a loan is impaired. At December 31, 1997 and 1996, no loans were classified as non-accrual or impaired.

   REAL ESTATE OWNED. Real estate owned represents real estate assets acquired through foreclosure or deed in lieu, and is comprised of properties both held for sale and held for investment, i.e., the production of income. Foreclosed assets held for sale are carried at the lower of (1) fair value minus estimated cost to sell, or (2) cost. Fair value is determined as the amount that could be reasonably expected in a current sale (other than a forced or liquidation sale) between a willing buyer and a willing seller. Management conducts an evaluation of each asset after foreclosure, and periodically thereafter. If the fair value of the asset minus the estimated cost to sell is less than the cost of the property, this deficiency is recognized as a valuation allowance and is charged to expense. Foreclosed assets held for the production of income are properties sold at their carrying value to the Bank's subsidiary, the Community Service Corporation, in exchange for loans and cash. The subsidiary carries these assets at their cost, less depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. For both types of real estate owned, costs, if any, related to development and improvement are capitalized, whereas costs related to the holding of the assets are expensed.

   PREMISES AND EQUIPMENT. Premises and equipment are recorded at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets which range from 10 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment.

   FEDERAL HOME LOAN BANK STOCK. Federal law requires a member institution of the Federal Home Loan Bank (FHLB) System to hold common stock of its district FHLB according to predetermined formulas.

   FHLB ADVANCES. FHLB advances are secured by pledges of FHLB stock, funds on deposit and by a blanket assignment of the Bank's unpledged, qualifying mortgage loans, mortgage-backed securities and other investment securities.

   INCOME TAXES. The Company and its subsidiaries have elected to file a consolidated federal income tax return. State statue allows filing of a consolidated Montana income tax return for the first time in 1997. Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in tax expense in the period that includes the enactment date.

   RETIREMENT PLANS. The Bank contributes to the Savings Associations Retirement Fund "the Fund" (a multi-employer defined benefit plan) which covers substantially all employees. The Bank funds actuarially determined pension costs as accrued. Consulting actuaries to the plan have indicated that the Fund continues to maintain the ERISA full funding limitation. Accordingly, normal plan costs of $103,369, $111,971 and $102,779, were offset from full funding for the plan years ending June 30, 1997, 1996 and 1995, respectively. Actual recorded pension expense, representing fiduciary insurance and administrative costs only, was $2,719, $2,697 and $2,709, for the years ending December 31, 1997, 1996 and 1995, respectively. Effective January 1, 1998, the Bank terminated its Fund participation for all employees. The Fund's remaining full funding was utilized at termination by an increase in employee vested benefits with $19,500 of additional pension expense incurred in 1997.

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Bank has an employees' savings plan under Section 401(k) of the Internal Revenue Code (the Code). The Bank allows eligible employees to contribute up to 15% of their monthly wages. Subject to Code limitations in 1997, 1996 and 1995, the Bank matched an amount equal to 50% of the employee's contribution, up to 6% of total wages. Beginning January 1, 1998, the Bank's match was raised to 75% for up to 6% of total wages. Participants are at all times fully vested in their contributions and are immediately vested in the Bank's contributions. The Bank's 401(k) contributions and administrative costs were $29,118, $23,345 and $25,583 respectively in 1997, 1996 and 1995.

   NET INCOME PER SHARE. Net income or earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the years ended December 31, 1997 and December 31, 1996, were 1,223,312. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share." This statement simplifies the standards for computing earnings per share (EPS) by replacing the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 also requires a reconciliation of the numerator and the denominator of the basic EPS computations to the numerator and denominator of diluted EPS computations. The provisions of Statement No. 128 apply to financial statements issued for periods ending after December 15, 1997. Earlier adoption in not permitted. Adoption did not have a material impact on the Company's reported earnings per share. The Company had no potential common shares at December 31, 1997, 1996 or 1995 and therefore basic and diluted earnings per share are the same for these periods.

   CASH EQUIVALENTS. For purposes of the statements of cash flows, the Company considers all cash, daily interest and non-interest-bearing deposits with banks with original maturities of three months or less as cash equivalents.

   DERIVATIVE FINANCIAL INSTRUMENTS. The Company has not entered into any swaps, options, or futures contracts. Included in U.S. Government agencies are investments, which have call features.

   IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset.

   TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" provides guidance on accounting for transfers and servicing of financial assets, recognition and measurement of servicing assets and liabilities, financial assets subject to prepayment, secured borrowings and collateral, and extinguishment of liabilities.

   Statement No. 125 generally requires the recognition as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. Statement No. 125 also specifies that financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, be measured like debt securities available-for-sale under Statement No. 115, as amended by Statement No. 125. Statement No. 125 was adopted January 1, 1997, and did not have a material impact on the Company's consolidated financial position or results of operations.

   As of December 31, 1997, 1996 and 1995, real estate loans serviced for others totaled $5.1 million, $4.4 million and $3.7 million, respectively. These loans are not included in the consolidated financial statements. The portfolio of loans

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

serviced by the Bank resulted from the production of Montana Board of Investment loans originated for the State of Montana and funded by the State of Montana, with servicing only retained. The Bank did not pay any fees for the servicing rights to these loans. The Bank's servicing fee income for the above loans totaled $16,300, $14,800 and $10,500 for the years ended December 31, 1997, 1996 and 1995, respectively.

   COMPREHENSIVE INCOME. In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. All items required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed as prominently as other financial statements. Statement No. 130 also requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensive income separately from retained earnings and capital surplus in the equity section of the Statement of Financial Condition. Statement No. 130 is effective January 1, 1998, with all prior periods presented restated.

   OTHER EXPENSES. Included in other expenses in 1997, 1996 and 1995 were advertising expenses of $66,500, $91,600 and $30,900, respectively.

   RECLASSIFICATIONS. Certain reclassifications have been made to the 1996 financial statements to conform with the presentation in 1997.

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   INVESTMENT SECURITIES. A comparison of the amortized cost and estimated fair value of investment securities at the dates indicated is as follows:

(Dollars in thousands)
                                                  December 31, 1997
                                      -----------------------------------------
                                      Amortized     Gross     Gross   Estimated
                                         Cost    Unrealized Unrealized   Fair
                                                    Gains     Losses     Value
                                      -----------------------------------------
  Held-to-Maturity:
  U.S. Government agencies             $ 9,000      $ 20     $  (3)    $ 9,017
  FHLB certificates of deposit           5,800                           5,800
                                       -------      ----     ------    -------
   U.S. Government agencies and other   14,800        20        (3)     14,817

  GNMA fixed and adjustable rate         3,653        36       (12)      3,677
  FNMA and FHLMC adjustable rate         5,602        62       (64)      5,600
  FNMA and FHLMC 7 year and
   FHLMC 5 year balloons                11,195       112                11,307
  FHLMC REMIC certificate                  936                  (3)        933
                                       -------      ----     ------    -------
   Mortgage-backed securities           21,386       210       (79)     21,517
                                       -------      ----     ------    -------
                                       $36,186      $230     $ (82)    $36,334
                                       =======      ====     ======    =======
  Available-for-Sale:
  U.S. Treasuries and U.S.
   Government agencies                 $12,026      $ 52     $  (6)    $12,072
  Kemper U.S. Government bond
   mutual fund                           5,996                (736)      5,260
                                       -------      ----     ------    -------
                                       $18,022      $ 52     $(742)    $17,332
                                       =======      ====     ======    =======

                                                  December 31, 1996
                                      -----------------------------------------
                                      Amortized     Gross     Gross   Estimated
                                         Cost    Unrealized Unrealized   Fair
                                                    Gains     Losses     Value
                                      -----------------------------------------
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
                                       =======      ====     ======    =======

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A comparison of the amortized cost and estimated fair values of held-to-maturity and available-for-sale investment securities by contractual maturities at December 31, 1997 is shown below. Expected maturities may differ from contractual maturities as some securities have call or prepayment options.

(Dollars in thousands)
                                                         December 31, 1997
                                                   -----------------------------
                                                   Amortized          Estimated
                                                      Cost            Fair Value
                                                   ---------          ----------
     Held-to-Maturity:
     Due in 1 year or less                          $ 5,800             $ 5,800
     Due after 1 year through 5 years                 6,000               6,015
     Due after 5 years through 10 years               3,000               3,001
     Mortgage-backed securities                      21,386              21,518
                                                    -------             -------
                                                    $36,186             $36,334
                                                    =======             =======
     Available-for-Sale:
     Due in 1 year or less                          $ 6,033             $ 6,036
     Due after 1 year through 2 years                   999               1,010
     Due after 2 years through 4 years                4,994               5,026
     Kemper U.S. Government bond mutual fund          5,996               5,260
                                                    -------             -------
                                                    $18,022             $17,332
                                                    =======             =======

   There were no sales of investment securities in 1997. Gross proceeds from sales of investment securities available-for-sale for the year ended December 31, 1996, were $4,141,328 resulting in gross gains of $150,235. Gross proceeds from sales of investment securities available-for-sale for the year ended December 31, 1995, were $12,796,898 resulting in gross gains of $154,608 and gross losses of $149,305.

   ACCRUED INTEREST RECEIVABLE. Accrued interest receivable at the dates indicated consisted of the following:

(Dollars in thousands)
                                                 December 31,
                                               ----------------
                                               1997        1996
                                               ----        ----
     Accrued interest receivable on:
        Interest-earning deposits              $ 47        $ 15
        Mortgage-backed securities              113         142
        Other investment securities             460         371
        Loans receivable                        289         289
                                               ----        ----
                                               $909        $817
                                               ====        ====

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   LOANS RECEIVABLE. Loans receivable at the dates indicated consisted of the following:

(Dollars in thousands)
                                               December 31,
                                          --------------------
                                            1997         1996
                                          -------      -------
   Loans secured by real estate:
    1-4 residential                       $20,013      $20,975
    5 or more residential                   5,531        4,497
    Construction                            3,731        4,620
    Agricultural                              405
    Commercial                              2,660        3,077
   Consumer:
    Home equity loans and FHA Title I       1,383        1,132
    Loans to depositors, saving secured       103           92
    Recreational vehicle, auto and other    1,103        1,251
   Commercial:
    Agricultural                              424
    Lease financing                           561
    Floor plan                                454          884
    Lines of credit and other               1,490          355
                                          -------      -------
                                           37,858       36,883
   Less:
    Discounts on loans                          2            4
    Reserve for possible loan losses          300           75
    Loans in process                        1,239        1,628
                                          -------      -------
                                          $36,317      $35,176
                                          =======      =======

   There were no nonaccrual loan principal balances for which interest income had not been recognized at December 31, 1997, 1996 and 1995.

   The average yield on loans was 9.26%, 9.29% and 9.33% for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, 1996 and 1995, the contractual average yield on loans was 9.04%, 9.18% and 9.16%, respectively.

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

   Financial instruments outstanding at December 31, 1997, whose contract amounts represent credit risk are fixed-rate commitments to extend credit totaling approximately $4,003,700.

   At December 31, 1997 and 1996, the Company had adjustable rate loans in its portfolio of approximately $1,498,000 and $1,765,000, respectively.

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A summary of changes in the reserve for possible loan losses for the years indicated is as follows:

(Dollars in thousands)
                                                    December 31,
                                             --------------------------
                                             1997       1996       1995
                                             ----       ----       ----
   Balance at beginning of period            $ 75       $ 75       $ 75
   Provision charged to operating expense     225
   Losses charged off
                                             ----       ----       ----
                                             $300       $ 75       $ 75
                                             ====       ====       ====

   REAL ESTATE OWNED. Real estate owned at the dates indicated consisted of the following:

(Dollars in thousands)
                                                December 31,
                                                ------------
                                                1997    1996
                                                ----    ----
   Real estate held for investment (net of
    accumulated depreciation of $406 and $370)  $349    $385

   Real estate held for sale                              40
                                                ----    ----
                                                $349    $425
                                                ====    ====

   During 1997, the Bank sold real estate held for sale with a $40,125 book value at no loss. During 1996, the Bank sold real estate held for sale with a $245,924 book value to an individual in exchange for a $184,000 loan and cash. There was a $15,924 loss recognized on the sale. During 1996, the Bank's subsidiary sold real estate held for investment with a $33,168 book value to an individual in exchange for cash. There was a $13,832 gain recognized on the sale.

   PREMISES AND EQUIPMENT. Premises and equipment at the dates indicated are summarized as follows:

(Dollars in thousands)
                                          December 31,
                                      -------------------
                                       1997         1996
                                      ------       ------
   Land                               $  264       $  264
   Buildings and improvements          2,257        2,257
   Furniture and equipment               367          341
                                      ------       ------
                                       2,888        2,862
   Accumulated depreciation           (1,539)      (1,455)
                                      ------       ------
                                      $1,349       $1,407
                                      ======       ======

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   DEPOSITS.  Deposits at the dates indicated are comprised of the following:

(Dollars in thousands)
                                    December 31, 1997          December 31, 1996
                             -------------------------------   -----------------
                             Weighted Avg.
                             Interest Rate   Amount  Percent     Amount  Percent
                             -------------  -------  -------    -------  -------
   NOW accounts                      2.84%  $ 6,100    8.6%     $ 6,250     7.9%
   Money market demand accounts      3.49%    2,319    3.3%       2,419     3.1%
                                     -----  -------  ------     -------   ------
                                     3.02%    8,419   11.9%       8,669    11.0%
   Savings deposits                  3.56%   25,592   36.1%      29,918    38.0%

   Time deposits              3.25 - 4.99%    6,571    9.2%       7,471     9.5%
                              5.00 - 5.99%   30,275   42.7%      32,576    41.4%
                              6.00 - 6.99%       67     .1%          63      .1%
                                     -----  -------  ------     -------   ------
                                     5.42%   36,913   52.0%      40,110    51.0%
                                     -----  -------  ------     -------   ------
                                     4.46%  $70,924  100.0%     $78,697   100.0%
                                     =====  =======  ======     =======   ======

   There were no jumbo time deposits (minimum $.1 million) at December 31, 1997 and December 31, 1996.

   Maturities of time deposits are as follows:

   (Dollars in thousands)
                                                December 31,
                                         -----------------------
                                           1997            1996
                                         -------         -------
          Due date:
           Within one year               $22,317         $27,015
           Within two years                7,342           5,500
           Within three years              4,207           3,109
           Thereafter                      3,047           4,486
                                         -------         -------
                                         $36,913         $40,110
                                         =======         =======

   Interest expense on deposits consisted of the following:

                                                   Years Ended December 31,
                                             ----------------------------------
                                              1997          1996          1995
   Interest on deposits:                     ------        ------        ------
    NOW and money market demand accounts     $  248        $  257        $  243
    Savings deposits                            962         1,078         1,277
    Time deposits                             2,087         2,147         1,898
    Less withdrawal penalties                    (4)           (9)           (6)
                                             ------        ------        ------
                                             $3,293        $3,473        $3,412
                                             ======        ======        ======

   The average cost of deposits was 4.43%, 4.43% and 4.22% for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, 1996 and 1995, the cost of deposits was 4.46%, 4.45% and 4.44%, respectively.

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   INCOME TAXES. A summary of the current and deferred components of income tax expense (benefit) for the dates indicated are as follows:

(Dollars in thousands)
                                       Years Ended December 31,
                                    -----------------------------
                                    1997        1996         1995
                                    ----        ----         ----
   Current - Federal                $725        $549         $595
           - State                   158         118          164
                                    ----        ----         ----
                                     883         667          759
                                    ----        ----         ----
   Deferred - Federal                (61)        (15)         (44)
            - State                  (13)         (3)          (1)
                                    ----        ----         ----
                                     (74)        (18)         (45)
                                    ----        ----         ----
    Provision for income taxes      $809        $649         $714
                                    ====        ====         ====

   The Company's provision for income taxes differ from those computed at the federal statutory corporate tax rate of 34% for 1997, 1996 and 1995 as follows:

(Dollars in thousands)
                                                    Years Ended December 31,
                                                 -----------------------------
                                                 1997         1996        1995
                                                 ----         ----        ----
  Tax provision at statutory rate                $735         $596        $828
  Tax-exempt interest                             (18)         (23)        (29)
  State tax, net of federal income tax benefit     96           76         108
  Tax reserve for loan losses due to an
   increase in base year reserves                                         (194)
  Other                                            (4)                       1
                                                 ----         ----        ----
   Provision for income taxes                    $809         $649        $714
                                                 ====         ====        ====

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at the dates indicated are as follows:

(Dollars in thousands)
                                                            December 31,
                                                         -----------------
                                                         1997         1996
                                                         ----         ----
   Deferred tax assets:
    Loans, due to the reserve for possible loan
     losses deferred for tax purposes                    $116         $ 29
    Vacation/termination benefits not recognized
     for tax purposes until paid                           25           27
    Other deferred tax assets                              13           13
                                                         ----         ----
                                                          154           69
                                                         ----         ----
   Deferred tax liabilities:
    Premises and equipment, principally due to
     differences in depreciation                          210          211
    Federal Home Loan Bank stock, principally due
     to dividends currently not recognized for
     tax purposes                                          82           68
    Other deferred tax liabilities                         11           13
                                                         ----         ----
                                                          303          292
                                                         ----         ----
     Net deferred tax liability                          $149         $223
                                                         ====         ====

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods, which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at december 31, 1997 and 1996, management believes it is more likely than not that the company and the bank will realize the benefits of those deductible differences.

   Retained earnings, at December 31, 1997, includes approximately $3.2 million for which no provision for federal income tax has been made. This amount represents the base year tax bad debt reserve, which is essentially an allocation of earnings to pre-1988 bad debt deductions for income tax purposes only. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that this amount will be reduced and thereby result in taxable income. Under current tax regulations, management does not foresee any changes in its business or operations, which would result in a recapture of its base year federal bad debt reserve into taxable income.

   FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company is required to disclose the fair value of financial instruments, whether recognized or not recognized in the statement of financial condition. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both imposes a contractual obligation on one entity to deliver cash or another financial instrument to a second entity.

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

   The following assumptions and methods are used by the Company in estimating fair value:

      Financial Assets - The fair value approximates book value for cash and cash equivalents as they represent over-night funds. For all investment securities, the fair value is based upon quoted market prices. The fair value of loans receivable was obtained from the OTS Model. The fair value of accrued interest receivable approximates book value as the Company expects contractual receipt in the short-term. The fair value of FHLB stock approximates redemption value. Loan held for sale approximate book value as each loan is contracted for immediate sale.

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

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Fairvalue estimates are based on existing on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax effect of the difference between the fair value and carrying value of financial instruments can have a significant effect on fair value estimates and have not been considered in the estimates presented herein.

   The approximate book value and estimated fair value of the Company's financial instruments at the dates indicated are as follows:

(Dollars in thousands)
                                                        December 31,
                                             -----------------------------------
                                                   1997               1996
                                             ----------------   ----------------
                                              Book     Fair      Book     Fair
                                              Value    Value     Value    Value
                                             -------  -------   -------  -------
     Financial Assets:
      Cash and cash equivalents              $ 1,630  $ 1,630   $ 2,934  $ 2,934
      Securities held-to-maturity             36,186   36,334    35,828   35,943
      Securities available-for-sale           17,332   17,332    25,185   25,185
      Loans receivable                        36,317   36,995    35,176   35,700
      Accrued interest receivable                909      909       817      817
      Federal Home Loan Bank stock               535      535       379      379
      Loans held for sale                      1,107    1,107     1,239    1,239

     Financial Liabilities:
      NOW and money market demand accounts     8,419    8,419     8,669    8,669
      Savings deposits                        25,592   25,592    29,918   29,918
      Time deposits                           36,913   36,866    40,110   40,000
      Accrued interest payable                    65       65        66       66


   MATERIAL CONTRACTS. Beginning in 1993, and renewed each year since, the Bank's Board of Directors provided change of control severance agreements to its President and each of its five Vice Presidents. The agreements provide for severance compensation in the event any company or person acquires control of the Bank, as determined in accordance with applicable federal regulations. Pursuant to his agreement upon a change of control, the Bank's President would be entitled to lump-sum compensation equal to two times his annual base salary plus any target bonuses, and 24 months of continued welfare and employee benefits. The agreements with the Bank's five Vice Presidents provide for payment, upon a change of control, of lump-sum compensation equal to their annual base salary, plus any target bonuses, and 12 months of continued welfare and employee benefits.

   REGULATORY CAPITAL. The Bank is required to meet three FIRREA-enacted capital requirements: a tangible capital requirement (stockholders' equity adjusted for the effects of intangibles, investments and advances to "nonincludable" subsidiaries and other factors) equal to not less than 1.5% of tangible assets (as defined in the

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regulations), a core capital requirement, comprised of tangible capital adjusted for supervisory goodwill and other defined factors equal to not less than 3% of tangible assets, and a risk-based capital requirement equal to at least 8% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. The Bank's total risk-weighted assets at December 31, 1997 and 1996, were approximately $36,239,000 and $35,775,000 respectively. At December 31, 1997 and 1996, the Bank was categorized as "Well Capitalized" under the regulatory guidelines.

   The following table demonstrates as of December 31, 1997 and 1996, the extent to which the Bank exceeds in dollars and in percent, the three FIRREA minimum capital requirements:

(Dollars in thousands)
                                              December 31, 1997
                                              Regulatory Capital
                                       --------------------------------
                                        Actual    Requirement   Excess
                                       -------    -----------   -------
    Tangible capital:
     $ Amount                          $14,875       $1,298     $13,577
     % of tangible assets                 17.2%         1.5%       15.7%

    Core capital:
     $ Amount                          $14,875       $2,596     $12,279
     % of tangible assets                 17.2%         3.0%       14.2%

    Risk-based capital:
     $ Amount                          $15,175       $2,899     $12,276
     % of risk-weighted assets            41.9%         8.0%       33.9%

                                              December 31, 1996
                                              Regulatory Capital
                                       --------------------------------
                                        Actual    Requirement   Excess
                                       -------    -----------   -------
    Tangible capital:
     $ Amount                          $14,974      $ 1,417     $13,557
     % of tangible assets                 15.9%         1.5%       14.4%

    Core capital:
     $ Amount                          $14,974      $ 2,834     $12,140
     % of tangible assets                 15.9%         3.0%       12.9%

    Risk-based capital:
     $ Amount                          $15,009      $ 2,862     $12,147
     % of risk-weighted assets            42.0%         8.0%       34.0%


                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Stockholders' equity as shown on the Company's consolidated financial statements differs from tangible, core and risk-based regulatory capital at the dates indicated, as follows:

(Dollars in thousands)
                                                            December 31,
                                                        -------------------
                                                          1997        1996
                                                        -------     -------
   Consolidated stockholders' equity                    $24,650     $24,416
   Parent holding company stockholders' equity           (9,421)     (9,100)
                                                        -------     -------
    Bank stockholders' equity                            15,229      15,316
   Nonincludable investments and notes of
    Bank subsidiary                                        (348)       (386)
   Unrealized loss on debt investment securities
    available-for-sale                                       (6)         44
                                                        -------     -------
    Tangible and core Bank capital                       14,875      14,974
   Reserve for possible loan losses                         300          75
   Other assets required to be deducted                                 (40)
                                                        -------     -------
    Risk-based capital                                  $15,175     $15,009
                                                        =======     =======

   Failure to comply with applicable regulatory capital requirements can result in capital directives from the director of the OTS, restrictions on growth, and other limitations on a savings association's operations.

   LITIGATION. The Company is not involved in any pending material legal proceedings.

   REORGANIZATION. During the year ended December 31, 1996, the Board of Directors of the Bank approved a plan of reorganization whereby the Bank became a wholly-owned subsidiary of United Financial Corp. The plan was approved by stockholders and federal regulators, and each common share of United Savings Bank, F.A. was exchanged for one share of United Financial Corp. The reorganization was a business combination between entities under common control and accounted for similar to a pooling-of-interests.

   STOCKHOLDERS' EQUITY - PAR VALUE CHANGE. During the year ended December 31, 1997, the Board of Directors and stockholders of the Company approved a resolution which amended the Company's Articles of Incorporation and changed the par value of the Company's common stock and preferred stock from $1.00 par value to no par value. As a result, the Company's additional paid-in capital account has combined with common stock as presented in the Consolidated Statement of Changes in Stockholders' Equity. The Stockholders' Equity section of the Company's 1997 Consolidated Statements of Financial Condition now reflects no par value for preferred and common stock.

   SUBSEQUENT EVENT - MERGER. In August 1997, the Company and Heritage Bancorporation entered into a definitive agreement to merge. Heritage Bancorporation is the parent company of Heritage Bank, FSB, a Great Falls, Montana federally chartered savings bank with approximately $86 million in assets. All required approvals were received from regulatory agencies and following approval by stockholders at a meeting held on February 3, 1998, the merger was consummated.

   The merger resulted in a combined entity, United Financial Corp., with two subsidiary Banks (United Savings Bank and Heritage Bank.) The two banks will be combined into one bank, Heritage Bank, in the future. Under the terms of the merger, the former stockholders of Heritage Bancorporation received approximately 28% of the Company's common stock.

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The merger was accounted for as a purchase under generally accepted accounting principles. Even though the merger resulted in the former United Financial Corp. stockholders continuing to own a majority of the combined entity, Heritage was deemed the acquirer in the merger for accounting purposes. Among other factors, this accounting treatment resulted from the fact that the majority of the new United Financial Corp. Board of Directors were nominated by the former Heritage Bancorporation stockholders who now have effective control regarding the business and management of the combined entity and its subsidiaries. The merger is considered a change of control under the terms of the severance agreements.

   Consistent with Heritage Bancorporation being the "accounting acquiror," the historical financial statements of the combined entity commencing with the quarter ended March 31, 1998 will be those of Heritage Bancorporation. Accordingly, the historical statements of operations of the combined entity will only reflect the operations of the Company commencing on and after the closing date of the merger.

     UNITED FINANCIAL CORP. (PARENT ONLY)
     STATEMENTS OF FINANCIAL CONDITION
     (Dollars in thousands)

                                                              December 31,
                                                          --------------------
                                                            1997         1996
                                                          -------      -------
     ASSETS
     Cash and cash equivalents - interest-earning
      deposits with banks                                  $  400      $   593
     Investments:
      Securities held-to-maturity (estimated fair
       value $3,000,000 in 1997 and $1,602,280 in 1996)     3,000        1,600
      Securities available-for-sale                         5,014        5,998
                                                          -------      -------
                                                            8,014        7,598
     Loans receivable                                         754          802
     Accrued interest receivable                              128          138
     Investment in subsidiary                              15,229       15,316
     Other assets                                             151
                                                          -------      -------
                                                          $24,676      $24,447
                                                          =======      =======
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Income taxes payable                                 $    26      $    31
                                                          -------      -------
     Stockholders' equity:
      Common stock, no par value                            8,849        1,223
      Paid-in capital                                                    7,626
      Retained earnings-partially restricted               16,225       16,060
      Unrealized loss on securities available-for-sale       (424)        (493)
                                                          -------      -------
                                                           24,650       24,416
                                                          -------      -------
                                                          $24,676      $24,447
                                                          =======      =======

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     UNITED FINANCIAL CORP. (PARENT ONLY)
     STATEMENTS OF INCOME
     (Dollars in thousands)

                                                     Years Ended December 31,
                                                     ------------------------
                                                        1997         1996
                                                       ------       ------
     Income
     Interest Income:
      Loans                                            $   74       $   13
      Investment securities                               405          290
      Interest-earning deposits                           109           41
                                                       ------       ------
                                                          588          344
     Gain on sale of investment security                                18
     Dividends from subsidiary                          1,187          556
                                                       ------       ------
                                                        1,775          918
     Expenses                                              56           11
                                                       ------       ------
     Income before income taxes and equity in
      undistributed income of subsidiary                1,719          907
     Provision for current income tax expense             200          133
                                                       ------       ------
     Income before equity in undistributed
      income of subsidiary                              1,519          774
     Equity in undistributed income (dividends
      in excess of earnings) of subsidiary               (167)         329
                                                       ------       ------
      Net income                                       $1,352       $1,103
                                                       ======       ======

                                                                     (Continued)

                             UNITED FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     UNITED FINANCIAL CORP. (PARENT ONLY)
     STATEMENTS OF CASH FLOWS
     (Dollars in thousands)

                                                        Years Ended December 31,
                                                        -----------------------
                                                           1997         1996
                                                          ------       ------
     Operating Activities:
     Net income                                           $1,352       $1,103
     Adjustments to reconcile net cash provided
       by operating activities:
       Investment securities discount accretion              (34)         (20)
       Gain on sale of available-for-sale security                        (18)
       Net change in accrued interest receivable              10         (138)
       Net change in other assets                           (150)
       Net change in income taxes payable                      2           10
       Equity in undistributed income (dividends
        in excess of earnings) of subsidiary                 167         (329)
                                                          ------       ------
        Net cash provided by operating activities          1,347          608
                                                          ------       ------
     Investing Activities:
     Purchases of held-to-maturity securities             (4,000)      (2,600)
     Proceeds from matured and called held-to-maturity
      security                                             2,600        1,000
     Purchases of available-for-sale securities                        (6,908)
     Proceeds from matured and called available-
      for-sale securities                                  1,000
     Proceeds from sale of available-for-sale security                  1,002
     Purchase of mortgage loan participation from
      subsidiary                                                         (810)
     Loan principal collections                               47            8
                                                          ------       ------
       Net cash used by investing activities                (353)      (8,308)
                                                          ------       ------
     Financing Activities:
     Initial capitalization from subsidiary                             8,886
     Holding company formation costs                                      (37)
     Cash dividends paid                                  (1,187)        (556)
                                                          ------       ------
       Net cash (used) provided by financing activities   (1,187)       8,293
                                                          ------       ------
     Net change in cash and cash equivalents                (193)         593
     Cash and cash equivalents at beginning of year          593
       Cash and cash equivalents at end of year           $  400       $  593
                                                          ======       ======
       Cash payments for income taxes                     $  198       $  123

                                                                     (Concluded)

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HERITAGE

                        HERITAGE SELECTED FINANCIAL DATA

     The following table sets forth certain financial data concerning Heritage. The historical selected financial data as of and for each of the three years ended December 31, 1997 have been derived from the audited consolidated financial statements of Heritage included herein. This information should be read in conjunction with the consolidated financial statements of Heritage appearing elsewhere in this filing.

                                                            Heritage
                                                --------------------------------
                                                As Of or Year Ended December 31,
                                                --------------------------------
                                                    1997      1996       1995
                                                ----------- --------- ----------
(Amounts in thousands, except per share and percentage data)
Operating Data:
  Interest income                                 $ 5,773    $ 4,520    $ 3,469
Interest expense                                    3,157      2,419      1,941
                                                  -------    -------    -------
Net interest income                                 2,616      2,101      1,528
Provision for loan losses                             492        160         46
                                                  -------    -------    -------
Net interest income after
  provision for loan losses                         2,124      1,941      1,482
Non-interest income                                 1,103      1,059        631
Non-interest expense                                2,361      2,251      1,505
                                                  -------    -------    -------
Income before income taxes                            866        749        608
Provision for income taxes                            324        263        214
                                                  -------    -------    -------
Net income                                        $   542    $   486    $   394
                                                  =======    =======    =======

Restated Per Share Data(1):
Income per share                                  $  1.14    $  1.02    $   .83
Dividends per share                                  --         --         --
Book value per share(2)                              5.78       4.59       3.57
Tangible book value per share(2)                     4.75       3.45       2.35
Shares used to calculate per share data               475        475        475

Financial Condition Data:
Assets                                            $86,352    $71,280    $55,210
Net loans                                          58,263     43,853     29,169
Investment securities                              14,219     14,172     16,090
Deposits                                           70,386     57,641     42,742
Long-term debt                                      2,350      2,550      2,650
Stockholders' equity                                2,748      2,178      1,694

Selected Financial Ratios and Other Data:
Return on average assets                              .73%       .81%       .83%
Return on average stockholders' equity              21.45%     25.78%     27.81%
Net interest margin                                  3.83%      3.74%      3.45%
Efficiency ratio(3)                                 63.46%     63.67%     69.71%
Net charge-offs to average loans                      .06%       .27%       .18%
Nonperforming loans to total loans                    .47%       .06%       .02%
Allowance for loan losses to total loans             1.43%       .88%      1.10%
Nonperforming loans to allowance for loan losses    31.56%      6.96%       1.8%
Stockholders' equity to assets(2)                    3.19%      3.05%      3.07%

-----------------------

(1) Share and per share amounts for Heritage have been restated to retroactively reflect the issuance of 475,000 shares of United Common Stock in exchange for all outstanding shares of Heritage common stock in connection with the Merger.

(2)  At period end.

(3)  Excludes September 1996 pre-tax charge for SAIF assessment of $239,000.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HERITAGE

                              BASIS OF PRESENTATION

         The following is Heritage's management's discussion and analysis of the results of operations and the historical financial condition of Heritage and its consolidated subsidiary for 1997, 1996 and 1995. These periods are prior to the Merger which occurred on February 3, 1998.

         The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of Heritage and Heritage Bank (The Bank). The following discussion should be read in conjunction with the information under "Heritage Selected Financial Data" and Heritage's consolidated financial statements and notes thereto. Certain statements under this caption constitute "forward-looking statements" which involve risks and uncertainties. Heritage's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which Heritage conducts its operations, fluctuations in interest rates, credit quality and government regulation.

RESULTS OF OPERATIONS

         NET INCOME. Net income increased 11.5% from $486,000 in 1996 to $542,000 in 1997. The increase was the result of an increase in loans at Heritage Bank resulting in an increase in net interest income. In September 1996, the Heritage Bank was assessed a pretax charge of approximately $239,000 by the SAIF, as a result of legislation enacted to capitalize the SAIF to the statutory prescribed level of 1.25% of insured deposits. The assessment was .66% of Heritage Bank's insured deposits as of March 31, 1995. The after-tax effect of the charge was $148,000. Excluding this assessment, net income for 1996 would have been $634,000, an increase of 60.9% over 1995. 1997 net income was affected by a loan loss provision of $492,000, compared to a provision in 1996 of $160,000. See additional comments under PROVISIONS FOR LOAN LOSSES. Net income increased by 23.4% from $394,000 in 1995 to $486,000 in 1996, primarily due to growth in loans, increased margins in a decreasing interest rate environment and increased mortgage loan fees.

         The following is a condensed summary of the consolidated statement of operations, along with selected profitability ratios:

                                     ANALYSIS OF NET INCOME
                                     Year Ended December 31,
                             --------------------------------------
                             1997            1996            1995
                             --------------------------------------
                             (In thousands, except percentage data)

Net interest income        $  2,616        $  2,101        $  1,528
Provision for loan losses       492             160              46
Other operating income        1,103           1,059             631
Other operating expense       2,361           2,251           1,505
Net income                      542             486             394

Return on average assets       .73%            .81%            .83%
Return on average equity     21.45%          25.78%          27.81%

         NET INTEREST INCOME. Net interest income increased by 24.5% from $2.10 million in 1996 to $2.6 million for 1997 due primarily to an increase in the interest earning asset base as well as a slight improvement in margins on most interest earning assets. Net interest income increased by 37.5% from $l.5 million for 1995 to $2.1 million for 1996, similarly due to an increase in earning assets and a slightly improved net interest margin. Net interest income is affected by changes in both interest rates and the volume of average earning assets and interest-bearing liabilities. The following table presents Heritage's average balance sheets, interest earned or paid, and the related yields and rates on major categories of Heritage's interest earning assets and interest-bearing liabilities for the periods indicated:

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HERITAGE

                     ANALYSIS OF AVERAGE RATES AND BALANCES


                                                                Years Ended December 31,
                             ---------------------------------------------------------------------------------------------
                                            1997                            1996                          1995
                             ---------------------------------------------------------------------------------------------
                                                   Average                         Average                         Average
                              Average               Yield/   Average                Yield/    Average               Yield/
                             Balance(1)   Interest   Rate    Balance(1)   Interest   Rate    Balance(1)  Interest(3) Rate
                             ---------------------------------------------------------------------------------------------
(In thousands, except percentage data)
Interest Earning Assets:
Loans                          $50,280     $4,529    9.00%     $35,890     $3,226    8.99%     $24,137     $2,226    9.22%
Investment securities           14,984      1,048    6.99%      15,335      1,089    7.10%      13,189      1,033    7.83%
Other interest earning assets    5,249        196    3.73%       4,936        205    4.15%       4,566        210    4.60%
                                ------      -----               ------      -----               ------      -----
  Total interest earning
    assets                      70,513      5,773    8.19%      56,161      4,520    8.05%      41,892      3,469    8.28%
Non-interest earning assets      3,719                           3,381                           5,340
                                ------                          ------                          ------
      Total assets             $74,232                         $59,542                         $47,232
                                ======                          ======                          ======

Interest Bearing Liabilities:
Savings/interest bearing
  Checking                     $18,833       $698    3.71%     $17,522       $629    3.59%     $14,993       $540    3.60%
Time deposits                   32,496      1,937    5.96%      24,100      1,430    5.93%      17,560      1,037    5.91%
Short-term borrowings            6,066        332    5.47%       3,538        169    4.78%       2,614        143    5.47%
Long-term borrowings             2,475        190    7.68%       2,569        191    7.44%       2,681        221    8.24%
                                 -----      -----                -----      -----               ------      -----    ----
         Total interest bearing
           liabilities          59,870      3,157    5.27%      47,729      2,419    5.07%      37,848      1,941    5.13%

Non-interest bearing
  liabilities                   11,835                           9,928                           7,967
Common stockholders' equity      2,527                           1,885                           1,417
                                ------                          ------                           -----
           Total liabilities
             and equity        $74,232                         $59,542                         $47,232
                                ======                          ======                          ======

Net interest income                        $2,616                          $2,101                          $1,528
                                            =====                           =====                           =====
Net interest spread                                  2.92%                           2.98%                           3.15%
Net interest margin(2)                               3.71%                           3.74%                           3.65%

------------------------

(1)  Includes nonaccrual loans.

(2)  Computed on a fully taxable basis, without regard to tax equivalent yields.

                                                                     (Continued)

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HERITAGE

         The most significant impact on Heritage's net interest income between periods is derived from changes in the volume of and rates earned or paid on interest earning assets and interest bearing liabilities. The volume of average interest earning assets increased from $56.2 million for the year ended December 31, 1996 to $70.5 million for the same period in 1997, a 25.4% increase. Additionally, non-interest bearing liabilities increased 19.2%, as did the yield on earning assets. An increase in liability costs offset the increase in earning asset yields causing a 3 basis point reduction in net interest margin for 1997.

         The following table reflects changes in interest income and expense attributable to changes in the volume and interest rates of significant interest earning assets and interest bearing liabilities.

                      ANALYSIS OF VOLUME AND INTEREST RATES

                               Year Ended December 31,   Year Ended December 31,
                                  1997 Compared to          1996 Compared to
                                    Year Ended                 Year Ended
                                 December 31, 1996          December 31, 1995
                              Favorable/(Unfavorable)    Favorable/(Unfavorable)
                              --------------------------------------------------
                               Volume    Rate    Net     Volume     Rate     Net
                              --------------------------------------------------
(In thousands)
Interest Income:
Loans                         $1,297      $7   $1,303   $1,057    $(56)  $1,000
Investment securities            (25)    (17)     (41)     152     (96)      56
Other interest earning assets     12     (21)      (9)      15     (21)      (5)
                               ------    ---    -----    -----     ----   -----
  Total interest income        1,284     (31)   1,253    1,224    (173)   1,051

Interest Expense:
Savings/interest bearing
  deposits                        49      21       69       91      (1)      89
Time deposits                    500       7      507      388       4      393
Short term borrowings            138      24      163       44     (18)      26
Long term borrowings              (7)      6       (1)      (8)    (22)     (30)
                               ------    ---    -----    -----     ----   -----
  Total interest expense         680      58      738      515     (37)     478

Increase (decrease) in net
  interest income               $604    $(89)    $515     $709   $(136)    $573
                               =====     ===    =====     ====   =====    =====

         The change in interest income and expense attributable to volume reflects the change in volume times the current year's rate and the change in interest income and expense attributable to rate reflects the change in rates times the prior year's volume.

         For the year ended December 31, 1997 compared to the year ended December 31, 1996, the increase in interest income is primarily caused by volume increases. Net interest income for the same periods increased $515,000, of which $604,000 was a result of volume increases and $(89,000) was due to rate increases. Net interest income for 1996 compared to 1995 increased $573,000, of which $709,000 was due to volume increases and $(136,000) was due to rate increases. Both comparisons are consistent with Heritage's continued growth of earning assets.

         PROVISION FOR LOAN LOSSES. Heritage made a provision to its loan loss reserve in 1997 and 1996 of $492,000 and $160,000, respectively. The provisions were determined based on management's assessment of an adequate reserve for possible loan losses. This increase in 1997 over 1996 reflects management's view of potential loan losses inherent in the increased loan portfolio.

         The provision for loan losses creates an allowance for future losses. The loan loss provision for each year is dependent on many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in

                                                                     (Continued)

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HERITAGE

Heritage's market area. Heritage Bank performs a monthly assessment of the risk inherent in its loan portfolio, as well as a detailed review of each asset determined to have identified weaknesses. Based on this analysis, which includes reviewing historical loss trends, current economic conditions, industry concentrations and specific reviews of assets classified with identified weaknesses, Heritage Bank makes provision for potential loan losses. Specific allocations are made for loans where the probability of a loss can be defined and reasonably determined, while the balance of the provision for loan losses are based on historical data, delinquency trends, economic conditions in the market area and industry averages. Annual fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. Ultimate loan losses may vary from current estimates.

         Heritage's market is concentrated in Montana, increasing its exposure to loan losses resulting from a deterioration in economic conditions in its market area. In addition, Heritage has lease financing and commercial loan participations, which were originated out of Heritage's market area. Those loans have differing risks in terms of loan monitoring and higher exposure due to economic conditions and markets outside of Heritage's market area. Montana has experienced a deterioration in consumer credit quality consistent with those experienced on a national level. The instances of bankruptcies in Montana have doubled in recent years. Heritage's loan loss reserve as a percentage of total loans was 1.43% and .88% at December 31, 1997 and 1996 respectively. The corresponding average loan loss reserve as a percentage of total loans for commercial banks in Montana at December 31, 1997 and 1996 was 1.55% and 1.62%, respectively.

         The continued growth of Heritage's loan portfolio combined with the apparent deterioration in economic trends both on a national and state-wide basis, and the difference in Heritage's loan loss reserve coverage compared to other commercial banks, indicated to management that additional provisions were required for the period ended December 31, 1997. Future provision will be evaluated by management using national and local economic trends, loan portfolio trends relating to growth and volume, and any other factors management believes may have an impact on the loan loss reserve.

         NON-INTEREST INCOME. The following table presents a summary of non-interest income:

                         ANALYSIS OF NON-INTEREST INCOME

                                Year Ended December 31,
                             ----------------------------
                             1997        1996       1995
                             ----------------------------
                                     (thousands)

Service charges              $275        $253        $209
Loan origination fees         649         679         300
Loan servicing fees            66          46          45
Other                         113          81          77
                            -----       -----         ---
  Total                    $1,103      $1,059        $631
                            =====       =====         ===

         Non-interest income which continues to be a significant source of revenue for Heritage, increased by 4.2%, or $44,000, for the year ended December 31, 1997 compared to the same period in 1996. Increases in service charge income and servicing income in 1997 were partially offset by a decrease in loan origination fees. Non-interest income increased by 67.8% from $631,000 in 1995 to $1.1 million in 1996. The increase in 1996 over 1995 resulted from increased mortgage activity resulting from the addition of more mortgage originators and fees associated with sold mortgages.

                                                                     (Continued)

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HERITAGE

         NON-INTEREST EXPENSE. The following table presents a summary of non-interest expense:

                        ANALYSIS OF NON-INTEREST EXPENSE

                               Year Ended December 31,
                           ------------------------------
                            1997        1996         1995
                           ------------------------------
                                   (In thousands)

Salaries and benefits      $1,207      $1,007        $706
Premises and equipment        228         192         124
Other expenses                926       1,052         675
                              ---       -----       -----
  Total                    $2,361      $2,251      $1,505
                           ======       =====       =====

Non-interest expense increased 4.9% from $2.25 million for the year ended December 31, 1996 to $2.36 million for the year ended December 31, 1997. The increase resulted primarily from the opening of the new branch in Chester, Montana in the third quarter of 1996, and costs associated with its startup, including premises and equipment expenses as well as salaries. Additional salaries and benefits also resulted from the overall growth at Heritage Bank, where assets have increased over 21% from year-end 1996 to 1997. Total non-interest expense increased by 49.6% from $1.5 million for 1995 to $2.3 million for 1996. The increase in 1996 is largely attributable to salaries, wages and commission on sales of mortgage products and the one-time assessment by the SAIF of approximately $239,000 on a pretax basis. Excluding that charge, non-interest expense would have been $2.0 million in 1996, an increase of 33.7% over 1995.

         INCOME TAXES. Heritage's income tax provision for 1997 was $324,000 compared to $263,000 in 1996 and $214,000 in 1995. The effective tax rates were 37.4% in 1997, 35.0% in 1996, and 35.2% in 1995. The effective tax rate differs from the federal statutory rate primarily as a result of tax-exempt interest income and state tax benefits in 1997 attributable to utilization of previously unrecognized operating loss carry-forwards.

HERITAGE FINANCIAL CONDITION

         OVERVIEW. Heritage's total consolidated assets increased by 21% from $71.3 million in 1996 to $86.3 million in 1997. Consolidated assets increased 29.2%, from $55.2 million at December 31, 1995 to $71.3 million at December 31, 1996. The increases primarily resulted from increases in loans and deposits.

         LOANS. The following table presents the balance of each major category of loans at the dates indicated. Commercial loans include loans to service, retail and wholesale businesses. The majority of Heritage's real estate loan portfolio consists of local residential first mortgages. The majority of these mortgages are fixed-rate mortgages with short-term balloon payments or adjustable rate term mortgages. Heritage has typically sold a majority of real estate mortgages into the secondary market, with select mortgages that fit Heritage's underwriting standards retained for its portfolio. Loans classified as agricultural loans primarily include operating and equipment loans to local farmers. Loans secured by farmland are listed in the real estate classification. Loans classified as consumer and other include automobile, home improvement and dealer paper.

                                                                     (Continued)

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HERITAGE


                                ANALYSIS OF LOANS

                                           December 31,
                  --------------------------------------------------------------
                         1997                   1996                   1995
                   Amount      %          Amount     %           Amount      %
                  --------------------------------------------------------------
                              (In thousands, except percentage data)
Loan Category:
Commercial and
  Agricultural    $24,774    41.9%       $17,861    40.3%       $11,639    39.2%
Real Estate:
  Residential      13,876    23.5%        10,570    23.8%         9,042    30.4%
  Construction      2,983     5.0%         1,444     3.3%           261     0.9%
  Farmland          2,521     4.2%           785     1.8%
  Other             1,467     2.5%         2,399     5.4%         1,395     4.7%
Consumer/other     13,519    22.9%        11,269    25.4%         7,379    24.8%
                   ------   ------        ------   ------        ------   ------
  Total Loans      59,140   100.0%        44,328   100.0%        29,716   100.0%
                            ======                 ======                 ======
Less Unearned Discounts
  and Fees             31                     87                    221
Less Allowance for
  Loan Losses         846                    388                    326
                   ------                 ------                 ------
Total Net Loans   $58,263                $43,853                $29,169
                   ======                 ======                 ======

         A principal component of Heritage's earning assets is its loan portfolio. Total loans increased by 33.4% from $44.3 million at December 31, 1996 to $59.1 million at December 31, 1997. Total loans increased by 49.2% from $29.7 million at December 31, 1995 to $44.3 million at December 31, 1996. These increases are a direct result of strong loan demand generated through officer call programs, the Bozeman loan production office, the establishment of Hertiage Bank's new branch in Chester, Montana, and continued purchase of participation loans and lease financing loans.

         NON-PERFORMING ASSETS. Heritage follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. Certain non-performing assets of Heritage are summarized in the following table.


                   NONACCRUAL, RESTRUCTURED AND PAST DUE LOANS

                                          December 31,
                                  --------------------------
                                  1997        1996      1995
                                  --------------------------
                           (In thousands, except percentage data)

Nonaccrual loans                    $4
Restructured loans
Loans past due 90 days or more     263         27          6
                                   ---         --         --
  Total non-performing loans       267         27          6
Total OREO
  Total non-performing assets     $267        $27         $6
                                   ===         ==         ==
Non-performing assets to loans
                                  .47%        .06%       .02%


         ALLOWANCE FOR LOAN LOSSES. Heritage Bank's loan loss reserve is available to absorb future loan losses. The current level of the loan loss reserve is a result of management's assessment of the risk within the loan portfolio based on the information revealed in the credit reporting processes. Heritage utilizes a risk-rating system on loans and a monthly credit review and reporting process, which results in the calculation of the guideline reserves based on the risk within the portfolio. This assessment of risk takes into account the composition of the loan portfolio, previous loss experience, current economic conditions and other factors that, in management's judgment, deserve recognition.

         The following table sets forth changes in Heritage Bank's loan loss reserve as of the dates indicated:

                                                                     (Continued)

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HERITAGE


                               ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                    Year Ended December 31,
                                   ------------------------
                                   1997     1996     1995
                                   ------------------------
                            (In thousands, except percentage data)

Balance beginning of period        $388     $326     $324
Provision for loan losses           492      160       46
Charge-offs:
  Commercial                         10       98       46
  Consumer                           25
  Real estate
  Other
Total charge-offs                    35       98       46

Recoveries:
  Commercial
  Consumer                            1                 2
  Real estate
  Other
    Total loan recoveries                               2
                                    ---      ---      ---
Net charge-offs                      34       98       44
                                    ---      ---      ---
Balance end of year                $846     $388     $326
                                    ===      ===      ===
Allowance for loan losses to:
  total loans at yearend          1.47%     .88%    1.10%
Net charge-offs to average loans   .06%     .27%     .18%

         The loan loss reserve at December 31, 1997 was $846,000 compared to $388,000 at December 31, 1996. The allowance for loan losses was $326,000 at December 31, 1995. Activity with the allowance for loan losses primarily reflected charge-offs of loans determined by management to be uncollectible. However, management aggressively pursues recoveries. The loan loss reserve at December 31, 1997 is an amount which management believes is adequate given the low level of non-performing assets and management's assessment of loan risk.

         The continued growth of Heritage's loan portfolio combined with the apparent deterioration in economic trends both on a national and state-wide basis, and the difference in Heritage's loan loss reserve coverage compared to other commercial banks, indicated to management that additional provisions were required for the year ended December 31, 1997. Future provisions will be evaluated by management using national and local economic trends, loan portfolio trends relating to growth and volume, and any other factors management believes may have an impact on the loan loss reserve.

         The following table allocates the loan loss reserve based on management's judgment of potential losses in the respective areas. While management has allocated reserves to various portfolio segments for purposes of this table, the reserve is general in nature and is available for the portfolio in its entirety:

                                                                     (Continued)

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HERITAGE


                     ALLOCATION OF ALLOWANCE OF LOAN LOSSES
                     (In thousands, except percentage data)

                                              December 31,
                 ---------------------------------------------------------------------
                           1997                   1996                    1995
                 ---------------------------------------------------------------------
                  Allowance     % to      Allowance     % to      Allowance     % to
                     for      loans in       for      loans in       for      loans in
                 loan losses  category   loan losses  category   loan losses  category
                 ---------------------------------------------------------------------
Commercial and
  Agricultural      $403        1.63%       $277        1.55%       $176        1.51%
Real estate          183         .88%         72         .47%         54         .50%
Consumer             237        1.75%         28         .25%         18         .24%
Unallocated           23                      11                      78
                    ----        -----        ---         ----        ---        -----
    Total           $846        1.43%       $388         .88%       $326        1.10%
                    ====                     ===                     ===

         INVESTMENT PORTFOLIO. The investment activities of Heritage are designed to provide an investment alternative for funds not presently required to meet loan demand, assist Heritage Bank in meeting potential liquidity requirements, assist in maximizing income consistent with quality and liquidity requirements, supply collateral to secure public funds and retail repurchase agreements, provide a means for balancing market and credit risks, and provide consistent income and market value throughout changing economic times.

         Heritage's portfolio consists primarily of obligations of U.S. government and its agencies and mortgage backed securities, state and local governments, and agency collateralized obligation securities. Heritage's investment portfolio does not contain concentration of investments in any one issuer in excess of 10% of Heritage's total investment portfolio. Exempt from this calculation are securities of the U.S. government and U.S. government agencies. All of Heritage's investments are classified as available-for-sale.

         The following table sets forth the composition of Heritage's investment portfolio at the dates indicated:

                                  INVESTMENT PORTFOLIO

                                           December 31,
                                   ------------------------------
                                   1997         1996        1995
                                   ------------------------------
                                           (In thousands)

U.S. government and agencies       $2,545        $759      $3,575
Mortgage backed securities         10,028      12,306      11,994
Municipal                           1,239         864         521
Other                                 407         243
                                   ------      ------      ------
  Total investments               $14,219     $14,172     $16,090
                                   ======      ======      ======


                  ANALYSIS OF INVESTMENT YIELDS AND MATURITIES
                                December 31, 1997

                            Up to                             10 years
                            1 year    1-5 years   5-10 years  and beyond   Total
                            ----------------------------------------------------
                                       (In thousands, except percentage data)
U.S. government and agencies           $1,402        $576         567     $2,545
Mortgage backed               884       5,024       1,057       3,063     10,028
Municipal bonds                            67       1,069         103      1,239
Other securities                                      407                    407
                              ---       -----       -----       -----     ------
  Total                      $884      $6,493      $3,109      $3,733    $14,219
                              ===       =====       =====       =====     ======
Weighted average yield      5.64%       6.69%       6.27%       7.42%      6.70%

                                                                     (Continued)

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HERITAGE

                  ANALYSIS OF INVESTMENT YIELDS AND MATURITIES
                                December 31, 1996

                            Up to                            10 years
                            1 year  1-5 years   5-10 years   and beyond    Total
                            ----------------------------------------------------
                                    (In thousands, except percentage data)
U.S. government and agencies             $509        $250                   $759
Mortgage backed securities  1,213       5,531       1,347       4,215     12,306
Municipal bonds                            64         499         301        864
Other securities                                      243                    243
                            -----       -----       -----       -----     ------
  Total                    $1,213      $6,104      $2,339      $4,516    $14,172
                            =====       =====       =====       =====     ======
Weighted average yield      6.99%       6.34%       6.26%       7.08%      6.62%

DEPOSITS. The following table sets forth a summary of Heritage's deposits as of the dates indicated:

                              ANALYSIS OF DEPOSITS

                                     December 31,
                           --------------------------------
                           1997         1996          1995
                           --------------------------------
     (In thousands)
Non-interest bearing      $15,151      $10,001       $7,448

Interest bearing:
  Savings and NOW          21,023       14,559       11,354
  Time deposits
     { $100M               28,770       28,626       22,072
  Time deposits }$100M      5,442        4,455        1,868
                           ------       ------       ------
    Total deposits        $70,386      $57,641      $42,742
                           ======       ======       ======


                  MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                    { 3 months   3-6 months   6-12 months  } 12 months    Total
--------------------------------------------------------------------------------
                                 (In thousands)
December 31, 1997       $951         $867        $2,471      $1,153       $5,442
December 31, 1996        600        1,396         1,652         807        4,455
December 31, 1995          0          543           705         620        1,868

         Deposits increased by 22.1% from $57.6 million at December 31, 1996 to $70.4 million at December 31, 1997. Deposits increased by 34.9% from $42.7 million at December 31, 1995 to $57.6 million at year-end December 31, 1996. These increases are attributable to marketing efforts implemented by Heritage Bank and consumer deposits as a result of new loan relationships that have been established in Heritage Bank.

         REGULATORY CAPITAL. As required by the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA"), the Office of Thrift Supervision requires that Heritage Bank maintain minimum levels of capital under three separate calculations.

                                                                     (Continued)

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HERITAGE

         The following table demonstrates as of December 31, 1997 and December 31, 1996, the extent to which the Heritage Bank exceeds in dollars and in percent, the three FIRREA minimum capital requirements:

                                    December 31, 1997          December 31, 1996
                              --------------------------------------------------------
                              Actual  Requirement  Excess  Actual  Requirement  Excess
--------------------------------------------------------------------------------------
                                          (In thousands, except percentage data)
TANGIBLE CAPITAL:
    Amount                    $4,308    $1,285    $3,023    $3,879    $1,060    $2,819
    % of tangible assets        5.0%      1.5%      3.5%      5.5%      1.5%      4.0%

CORE CAPITAL:
    Amount                    $4,308    $2,570    $1,738    $3,879    $2,119    $1,760
    % of tangible assets        5.0%      3.0%      2.0%      5.5%      3.0%      2.5%

RISK-BASED CAPITAL:
    Amount                    $4,956    $4,126      $830    $4,266    $3,248    $1,018
    % of risk-weighted assets   9.6%      8.0%      1.6%      10.5%     8.0%      2.5%


         LIQUIDITY AND FUNDS MANAGEMENT. Liquidity management requires Heritage to meet, in a timely fashion, contractual commitments and to respond to other requirements for funds. Heritage Bank has an Asset/Liability Management Committee (ALCO) responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving financial objectives. Heritage Bank's ALCO meets regularly to review funding capacities, current and forecasted loan demand and investment opportunities.

         Asset liquidity is provided by regular maturities of loans and by maintaining relatively liquid marketable investment securities and federal funds. Heritage's investment securities due within one year, cash flow from mortgage backed securities, and federal funds sold have historically been adequate for funding needs. Heritage bank has a stable core deposit base with a relatively small percentage of volatile funding. Increases in deposits and other sources of funds have been sufficient to fund all assets. If funding requirements increase substantially, heritage has in place liquidity contingency plans, which include the ability to borrow federal funds, borrow from the federal home loan bank, sell loan participations or liquidate short-term marketable investment securities held in its investment portfolios.

         INTEREST RATE SENSITIVITY. Significant changes in interest rates affect the composition, yield and cost of balance sheet components. The rate sensitivity of these assets and liabilities is monitored and matched to control the risk associated with movements in rates. The ALCO for Heritage Bank meets periodically to monitor and formulate strategies and policies to provide sufficient levels of net interest income while maintaining acceptable levels of interest rate sensitivity, risk and liquidity. The primary object of rate sensitivity management is to ensure earnings stability by minimizing the sensitivity of net interest income to fluctuations in interest rates.
Heritage Bank uses gap and other systems to measure, monitor and adapt to changing interest rate environments.

         RECENT ACCOUNTING PRONOUNCEMENTS. In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The provisions of SFAS No. 125 apply to transactions occurring after December 31, 1996. This adoption did not have a material effect on the consolidated financial position or results of operations of Heritage.

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share ("EPS") by replacing the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and

                                                                     (Continued)

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HERITAGE

denominator of the diluted EPS computation. The provisions of SFAS No. 128 apply to financial statements issued for periods ending after December 15, 1997. Earlier adoption is not permitted. Adoption did not have a material effect on reported EPS of Heritage.

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued and is effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. All items required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed as prominently as other financial statements. SFAS No. 130 also requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensive income separately from retained earnings and paid-in-capital in the stockholders' equity section of the statement of financial condition. Heritage's only significant element of comprehensive income is the unrealized gains and losses on available-for-sale securities.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 replaces the "industry segment" concept with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. Furthermore, the management approach facilitates consistent descriptions of an enterprise in its annual report and various other published information. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters. SFAS No. 131 is effective for financial statements for periods beginning after December 15,1997. Earlier application is encouraged.

         YEAR 2000. Heritage is aware of the issues associated with computer systems as the year 2000 approaches. Heritage recognizes the need to ensure that its operations will not be adversely impacted by year 2000 date-related failures. Heritage has provided its business customers, suppliers and vendors with information regarding Heritage's progress on year 2000 issues and has requested similar information in return. All software currently used within Heritage is supplied by vendors. Heritage has been advised by their data processing provider that a new generation of software, to be implemented by early 1998, will be year 2000 certified. Heritage continues to bear some risk related to the year 2000 issue and could be adversely affected if other Heritage entities not affiliated with Heritage do not appropriately address their own year 2000 compliance issues. Based on the study and analysis conducted, the dollar amount required to remediate the known year 2000 issues is not expected to be material to Heritage's business. Unanticipated problems or difficulties, however, could significantly increase Heritage's estimated expenditures for the year 2000 project.

                                                                     (Concluded)

                             HERITAGE BANCORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Heritage Bancorporation:

We have audited the accompanying consolidated statement of financial condition of Heritage Bancorporation and subsidiary as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years ended December 31, 1997 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying financial statements of the Heritage Bancorporation and subsidiary as of and for the year ended December 31, 1996 were audited by other auditors whose report thereon dated March 31, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1997 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Bancorporation and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for each of the years ended December 31, 1997 and 1995 in conformity with generally accepted accounting principles.


                                                       /s/ KPMG Peat Marwick LLP

Billings, Montana
February 20, 1998

                          INDEPENDENT AUDITORS' REPORT

To Board of Directors
Heritage Bancorporation
Great Falls, Montana

    We have audited the accompanying consolidated statements of financial condition of Heritage Bancorporation and subsidiary as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of Heritage Bancorporation. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Heritage Bancorporation and subsidiary as of December 31, 1995, were audited by other auditors whose report dated March 7, 1996 expressed an unqualified opinion on those statements.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all materials respects, the financial position of Heritage Bancorporation and subsidiary as of December 31, 1996, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                /s/ Douglas Wilson & Company, PC
Great Falls, Montana
March 31, 1997

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           December 31, 1997 and 1996


                        Assets                             1997          1996
                        ------                             ----          ----

Cash and cash equivalents                              $ 9,868,985    10,089,203
Time deposits in banks                                      98,000        98,000
Investment and mortgage-backed securities available
     -for-sale                                          14,219,330    14,172,122
Loans receivable, net                                   56,795,635    41,454,506
Loans held for sale                                      1,467,387     2,398,942
Goodwill, net of accumulated amortization of
     $150,444 and $107,460 at December 31, 1997 and
     1996, respectively                                    494,345       537,329
Stock in Federal Home Loan Bank of Seattle, at cost        404,000       328,100
Accrued interest receivable                                687,820       480,693
Premises and equipment, net                              1,635,873     1,189,648
Deferred income taxes                                      133,270        16,691
Other assets                                               547,632       515,184
                                                       -----------   -----------

                                                       $86,352,277    71,280,418
                                                       ===========   ===========

          Liabilities and Stockholders' Equity
          ------------------------------------

Liabilities:
     Deposits                                          $70,386,094    57,640,689
     Federal Home Loan Bank advances                     6,425,000     1,425,000
     Securities sold under agreements to repurchase      3,173,149     6,374,786
     Advances from borrowers for taxes and insurance       137,582       143,019
     Income taxes payable                                  167,243        64,894
     Accrued interest payable                              807,061       573,397
     Accrued expenses and other liabilities                158,233       330,481
     Long-term debt                                      2,350,000     2,550,000
                                                       -----------   -----------
              Total liabilities                         83,604,362    69,102,266
                                                       -----------   -----------

Minority interest                                             --             451

Stockholders' equity:
     Common stock, par value $.01; authorized
         2,000,000 shares; 10,000 shares issued and
         outstanding                                           100           100
     Additional paid-in capital                          1,080,028     1,080,028
     Retained earnings, substantially restricted         1,539,605       997,384
     Net unrealized gains on securities available-
         for-sale                                          128,182       100,189
                                                       -----------   -----------
              Total stockholders' equity                 2,747,915     2,177,701
                                                       -----------   -----------

Commitments and contingencies
                                                       $86,352,277    71,280,418
                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1997, 1996 and 1995

                                                     1997                1996              1995
                                                     ----                ----              ----
Interest income:
     Loans receivable                           $  4,529,566           3,225,854          2,226,432
     Mortgage-backed securities                      832,182             873,379            722,836
     Investment securities                           209,263             194,484            263,701
     Time deposits in banks                            6,860              21,923             46,461
     Other interest-earning assets                   195,579             204,724            209,787
                                                ------------        ------------       ------------
              Total interest income                5,773,450           4,520,364          3,469,217
                                                ------------        ------------       ------------

Interest expense:
     Deposits                                      2,635,234           2,058,630          1,576,235
     Long-term debt                                  189,657             191,234            220,988
     Federal Home Loan Bank advances                 253,407              31,559                 -
     Securities sold under agreements
        to repurchase                                 79,035             137,565            143,689
                                                ------------        ------------       ------------
              Total interest expense               3,157,333           2,418,988          1,940,912
                                                ------------        ------------       ------------

              Net interest income                  2,616,117           2,101,376          1,528,305

Provision for loan losses                            492,400             160,000             46,000
                                                ------------        ------------       ------------

              Net interest income after
                provision for loan losses          2,123,717           1,941,376          1,482,305

Non-interest income:
     Loan origination fees                           649,354             678,575            300,135
     Loan servicing fees                              65,739              45,687             44,959
     Customer service charges                        275,509             253,493            208,797
     Other                                           112,992              81,143             76,650
                                                ------------        ------------       ------------
              Total non-interest income            1,103,594           1,058,898            630,541
                                                ------------        ------------       ------------

Non-interest expense:
     Compensation and benefits                     1,206,812           1,006,825            706,476
     Occupancy and equipment                         227,861             191,693            124,473
     Deposit insurance premiums                       27,389             104,144             86,816
     Special assessment by the SAIF                       -              239,297                 -
     Data processing fees                            199,263             156,715            127,484
     Other                                           699,604             552,114            459,471
                                                ------------        ------------       ------------
              Total non-interest expense           2,360,929           2,250,788          1,504,720
                                                ------------        ------------       ------------

              Income before income taxes             866,382             749,486            608,126

Income taxes                                         324,161             263,457            214,511
                                                ------------        ------------       ------------

              Net income                        $    542,221             486,029            393,615
                                                ============        ============       ============

Pro forma net income per share                  $       1.14                1.02                .83
                                                ============        ============       ============

Pro forma weighted average shares outstanding   $    475,000             475,000            475,000
                                                ============        ============       ============

See accompanying notes to consolidated financial statements.

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1997, 1996 and 1995

                                                                              Net unrealized
                                                                                gain (loss)       Total
                                                     Additional                on securities      stock-
                                         Common        paid-in      Retained     available-      holders'
                                         stock         capital      earnings      for-sale        equity
                                       ----------    ----------    ----------    ----------     ----------
Balances at December 31, 1994          $      100     1,080,028       117,740       (18,606)     1,179,262

Net income                                   --            --         393,615          --          393,615

Increase in net unrealized gains on
 securities available-for-sale               --            --            --         120,643        120,643
                                       ----------    ----------    ----------    ----------     ----------

Balances at December 31, 1995                 100     1,080,028       511,355       102,037      1,693,520

Net income                                   --            --         486,029          --          486,029

Decrease in net unrealized gains on
 securities available-for-sale               --            --            --          (1,848)        (1,848)
                                       ----------    ----------    ----------    ----------     ----------

Balances at December 31, 1996                 100     1,080,028       997,384       100,189      2,177,701

Net income                                   --            --         542,221          --          542,221

Increase in net unrealized gains on
 securities available-for-sale               --            --            --          27,993         27,993
                                       ----------    ----------    ----------    ----------     ----------

Balances at December 31, 1997          $      100     1,080,028     1,539,605       128,182      2,747,915
                                       ==========    ==========    ==========    ==========     ==========

See accompanying notes to consolidated financial statements.

                     HERITAGE BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995

                                                                               1997             1996             1995
                                                                           ------------     ------------     ------------
Cash flows from operating activities:
     Net income                                                            $    542,221          486,029          393,615
     Adjustments to reconcile net income to net
      cash provided by operating activities:
          Provision for loan losses                                             492,400          160,000           46,000
          Goodwill amortization                                                  42,984           42,984           42,984
          Depreciation of premises and equipment                                110,329           87,582           57,502
          Deferred loan origination fees, net                                   (54,037)         (42,770)         (12,384)
          Amortization of discounts on loans                                      2,040          (91,541)         (18,525)
          Decrease (increase) of loans held for sale                            931,555       (1,004,263)      (1,099,125)
          Stock dividends reinvested in Federal Home
              Loan Bank of Seattle                                              (26,800)         (24,300)         (19,000)
          Increase in accrued interest receivable                              (207,127)         (80,394)         (98,169)
          Decrease (increase) in deferred income taxes                         (133,003)          64,745           57,689
          Increase in other assets                                              (32,448)        (156,099)         (57,942)
          Increase (decrease) in income taxes payable                           102,349         (107,978)         159,117
          Increase in accrued interest payable                                  233,664          136,772          289,124
          Increase (decrease) in accrued expenses and other liabilities        (172,248)          32,981          176,864
                 Net cash provided (used) by operating activities             1,831,879         (496,252)         (82,250)
                                                                           ------------     ------------     ------------
Cash flows from investing activities:
     Net decrease in time deposits in banks                                        --            247,485          701,109
     Net increase in loans receivable                                       (15,781,532)     (13,705,750)      (6,476,498)
     Purchases of securities held-to-maturity                                      --               --         (5,013,729)
     Proceeds from maturities and paydowns of securities
         held-to-maturity                                                          --               --          1,099,507
     Purchases of securities available-for-sale                              (6,872,431)      (4,561,250)      (1,594,179)
     Proceeds from maturities and paydowns of securities
         available-for-sale                                                   6,869,640        6,476,883        1,976,187
     Purchases of Federal Home Loan Bank stock                                  (49,100)            --               --
     Purchases of premises and equipment                                       (556,554)        (341,070)        (223,997)
     Increase (decrease) in minority interest                                      (451)              39               36
                                                                           ------------     ------------     ------------
                 Net cash used in investing activities                      (16,390,428)     (11,883,663)      (9,531,564)
                                                                           ------------     ------------     ------------

Cash flows from financing activities:
     Net increase in deposits                                                12,745,405       14,899,047        4,826,395
     Net increase in Federal Home Loan Bank advances                          5,000,000        1,425,000             --
     Payments on long-term debt                                                (200,000)        (100,000)         (75,000)
     Net increase (decrease) in securities sold under
          repurchase agreements                                              (3,201,637)        (716,196)       6,830,948
     Increase (decrease) in advances from borrowers for
          taxes and insurance                                                    (5,437)          16,453          (25,780)
                                                                           ------------     ------------     ------------
                Net cash provided by financing activities                    14,338,331       15,524,304       11,556,563
                                                                           ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents                           (220,218)       3,144,389        1,942,749
Cash and cash equivalents at beginning of year                               10,089,203        6,944,814        5,002,065
                                                                           ------------     ------------     ------------
Cash and cash equivalents at end of year                                   $  9,868,985       10,089,203        6,944,814
                                                                           ============     ============     ============
Cash paid during the year for:
     Interest                                                              $  2,924,000        2,282,000        2,525,000
     Income taxes                                                               355,000          130,000           82,000
                                                                           ============     ============     ============

See accompanying notes to consolidated financial statements.

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Three Years Ended December 31, 1997

(1)    Summary of Significant Accounting Policies

       (a)    General

              Heritage Bancorporation (the Company) was organized in 1993 as a savings and loan holding company and on June 7, 1994 completed the acquisition of Heritage Bank, (the Bank).

              The Bank provides a full range of banking services to individual and corporate customers in central Montana. The Bank is subject to competition from other financial service providers. The Bank is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

              The accounting and consolidated financial statement reporting policies of the Company conform with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities as of the date of the statement of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

              Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

       (b)    Basis of Presentation

              The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions have been eliminated in consolidation.

       (c)    Cash Equivalents

              For purposes of the consolidated statements of cash flows, the Company considers all cash, daily interest demand deposits, non-interest-bearing deposits with banks and time deposits in banks having maturities of three months or less at date of purchase to be cash equivalents.

       (d)    Investment and Mortgage-Backed Securities

              Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and stated at amortized cost. Debt and equity securities held primarily for the purpose of selling them in the near term are classified as trading securities and are reported at fair market value, with unrealized gains and losses included in income. Debt and equity securities not classified as held-to-maturity or trading are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of stockholders' equity.

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Declines in the fair value of available-for-sale or held-to-maturity securities below carrying value that are other than temporary are charged to expense as realized losses and the related carrying value reduced to fair value. The cost of any investment, if sold, is determined by specific identification.

              Premiums and discounts on investment securities are amortized or accreted into income using a method which approximates the level-yield interest method.

       (e)    Loans Receivable and Loan Fees

              Loans receivable are stated at unpaid principal balances, less unearned discounts and net deferred loan origination fees. Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible. Discounts on purchased loans are amortized into interest income using the level-yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

              Material loan origination fees and related direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Origination fees on loans sold to the secondary market are recognized when the loan is sold. The amortization of deferred loan fees and costs and the accretion of unearned discounts on non-performing loans is discontinued during periods of non-performance.

       (f)    Allowance for Loan Losses

              Management's periodic evaluation of the adequacy of the allowance is based on factors such as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to pay, the estimated value of any underlying collateral, current economic conditions and independent appraisals.

              The Company also provides an allowance for losses on specific loans which are deemed to be impaired. Groups of small balance homogeneous loans (generally consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the allowance for loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, will be used in place of discounted cash flows. Generally, when a loan is deemed impaired, current period interest previously accrued but not collected is reversed against current period interest income. Income on such impaired loans is then recognized only to the extent that cash in excess of any amounts charged off to the allowance for loan losses is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

              During 1997 and 1996, the amount of impaired loans was not material.

       (g)    Loans Held for Sale

              Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value. Net unrealized losses are recognized through a valuation allowance by charges to income.

       (h)    Amortization of Goodwill

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Goodwill represents the excess of cost over the fair value of the Bank's net assets at the date acquired and is being amortized against income using the straight-line method over a period of 15 years.

       (i)    Stock in Federal Home Loan Bank

              The Company is required to hold stock in the Federal Home Loan Bank (FHLB) according to specified amounts to access FHLB borrowing sources. This investment is carried at cost.

       (j)    Premises and Equipment

              Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on straight-line and accelerated methods over the estimated useful lives, which range from 5 to 39 years, of the respective assets.

       (k)    Income Taxes

              Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (l)    Pro Forma Net Income Per Share

              In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share (EPS) with a presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic and diluted EPS computation.

              Pro Forma net income per share for the years ended December 31, 1997, 1996 and 1995 is calculated by dividing net income by the pro forma weighted average common shares outstanding. Pro forma weighted average shares outstanding is based on the 475,000 shares assumed to be outstanding after the February 3, 1998 assumed recapitalization effected in conjunction with the acquisition of United Financial Corp. (see note 18).

       (m)    Impairment and Disposal of Long-Lived Assets

              Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. At December 31, 1997 and 1996, there were no assets that were considered impaired.

       (n) Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

              In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides guidance on accounting for transfers and servicing of financial assets, recognition and measurement of servicing assets and liabilities, financial assets subject to prepayment, secured borrowings and collateral, and extinguishment of liabilities.

              SFAS No. 125 generally requires the recognition as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. SFAS No. 125 also specifies that

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              financial assets subject to prepayment, including loans that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment, be measured like debt securities available-for-sale or trading securities under SFAS No. 115. SFAS No. 125 was adopted by the Company on January 1, 1997 and did not have a material impact on the Company's financial position or results of operations.

       (o)    Reclassifications

              Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

       (p)    Future Accounting Pronouncements

              In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued and is effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. All items required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed as prominently as other financial statements. SFAS No. 130 also requires the classification of items of other comprehensive income by their nature in a financial statement and the display of other comprehensive income separately from retained earnings and paid-in capital in the stockholders' equity section of the statement of financial condition. The Company's only significant element of comprehensive income is the unrealized gains and losses on available-for-sale securities.

(2)    Cash on Hand and In Banks

       The Bank is required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. The amount of this required reserve balance at December 31, 1997 was approximately $505,000.

(3)    Securities Available-for-Sale

       The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale at December 31 are as follows:

                                                                  1997
                                        ----------------------------------------------------------
                                                          Gross          Gross          Estimated
                                         Amortized     unrealized      unrealized         fair
                                           cost           gains          losses           value
                                        -----------    -----------     -----------     -----------
U.S. Government and Federal agencies    $ 2,528,702         21,100          (4,937)      2,544,865
Mortgage-backed securities                9,890,471        154,354         (17,179)     10,027,646
Municipal bonds                           1,206,893         40,401          (7,905)      1,239,389
Other                                       389,799         17,631            --           407,430
                                        -----------    -----------     -----------     -----------

                                        $14,015,865        233,486         (30,021)     14,219,330
                                        ===========    ===========     ===========     ===========

                                                                  1996
                                        ----------------------------------------------------------
                                                          Gross          Gross          Estimated
                                         Amortized     unrealized      unrealized         fair
                                           cost           gains          losses           value
                                        -----------    -----------     -----------     -----------

U.S. Government and Federal agencies    $   750,000          9,295            --           759,295
Mortgage-backed securities               12,163,382        180,819         (38,351)     12,305,850
Municipal bonds                             860,965          3,312            --           864,277
Other                                       238,727          3,973            --           242,700
                                        -----------    -----------     -----------     -----------

                                        $14,013,074        197,399         (38,351)     14,172,122
                                        ===========    ===========     ===========     ===========

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Maturities of securities available-for-sale by contractual maturity at December 31, 1997 are shown below. Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities. Estimated Amortized fair cost value

       Due after one year through five years    $    1,454,106        1,468,887
       Due after five years through ten years        2,003,245        2,053,508
       Due after ten years                             668,043          669,289
       Mortgage-backed securities                    9,890,471       10,027,646
                                                --------------    -------------

                                                $   14,015,865       14,219,330
                                                ==============    =============

       There were no sales of investment securities available-for-sale during the years ended December 31, 1997, 1996 and 1995.

(4)    Loans Receivable, Net

       Loans receivable, net at December 31 is summarized as follows:

                                                                          1997             1996
                                                                          ----             ----
       First mortgage loans and contracts secured by real estate     $  16,857,570       12,013,810
       Commercial real estate loans                                     11,108,988        8,814,436
       Commercial loans                                                 10,931,879        8,578,642
       Second mortgage consumer loans                                    7,375,192        5,692,364
       Auto and other consumer loans                                     5,304,928        5,388,508
       Agricultural loans                                                4,952,483        1,252,851
       Savings account loans                                               431,190          188,503
       Tax exempt municipal loans                                          710,180               -
                                                                     -------------    ------------
                                                                        57,672,410       41,929,114
       Less:
           Unearned discount and deferred loan origination fees             30,870           86,952
           Allowance for loan losses                                       845,905          387,656
                                                                     -------------    -------------

                                                                     $  56,795,635       41,454,506
                                                                     =============    =============

       A summary of activity in the allowance for loan losses for the years ended December 31 follows:

                                                         1997             1996            1995
                                                         ----             ----            ----
         Balance, beginning of year                 $   387,656          325,492          324,021
         Provision for loan losses                      492,400          160,000           46,000
         Losses charged off, net of recoveries          (34,151)         (97,836)         (44,529)
                                                    -----------       ----------       ----------

         Balance, end of year                       $   845,905          387,656          325,492
                                                    ===========       ==========       ==========

       Loans receivable include approximately $19,114,000 and $14,347,000 in adjustable rate loans at December 31, 1997 and 1996, respectively.

       Real estate loans serviced for others totaled approximately $17,693,000 and $14,104,000 at December 31, 1997 and 1996, respectively.

       At December 31, 1997 and 1996, approximately $8,015,000 and $5,978,000, respectively, of loans are obligations of customers who are out of the state of Montana. Anticipated credit losses arising from these transactions compare favorably with the Company's credit loss experience of its loan portfolio as a whole.

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit and involve, to varying degrees, elements of credit risk. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

       Financial instruments outstanding at December 31, 1997 whose contract amounts represent credit risk include:

                Letters of credit                     $     385,000
                                                      =============

                Loans and loans in process            $   4,185,000
                                                      =============

                Unused lines of credit                $   7,257,000
                                                      =============

(5)    Accrued Interest Receivable

       Accrued interest receivable at December 31 is summarized as follows:

                                                                   1997          1996
                                                                   ----          ----
           Loans receivable                                    $  527,128      316,403
           Mortgage-backed securities                              62,477       98,563
           Investment securities                                   81,264       49,876
           Time deposits in banks and other interest-earning
               assets                                              16,951       15,851
                                                               ----------    ---------

                                                               $  687,820      480,693
                                                               ==========    =========

(6)    Premises and Equipment

       Premises and equipment at December 31 are summarized as follows:

                                                        1997            1996
                                                        ----            ----

                Land                               $    120,531         120,531
                Building and improvements             1,365,533         913,215
                Furniture, fixtures and equipment       757,079         652,844
                                                   ------------    ------------
                                                      2,243,143       1,686,590
                Accumulated depreciation               (607,270)       (496,942)
                                                   ------------    ------------

                                                   $  1,635,873       1,189,648
                                                   ============    ============

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)    Deposits

       Deposits at December 31 are summarized as follows:

                                                             1997                                 1996
                                          -----------------------------------------     ----------------------
                                            Weighted
                                          average rate          Amount        %             Amount         %
                                          ------------          ------       ---            ------        ---
       Savings accounts                       3.23%         $  12,007,918     17.1%         5,780,992     10.0%
       NOW and demand accounts                1.46%            24,166,180     34.3         18,778,245     32.6
                                                            -------------   ------      -------------    -----
                                                               36,174,098     51.4         24,559,237     42.6
                                                            -------------   ------      -------------    -----

       Certificates of deposit:           2.00 to 2.99%               272      -                -          -
                                          3.00 to 3.99%            19,961      -                -          -
                                          4.00 to 4.99%           404,541       .6            361,107       .6
                                          5.00 to 5.99%         9,615,525     13.7         25,606,360     44.4
                                          6.00 to 6.99%        23,320,442     33.1          7,113,985     12.4
                                          7.00 to 7.99%           851,255      1.2              -          -
                                                            -------------   ------      -------------    -----

       Total certificates of deposit          6.08%            34,211,996     48.6         33,081,452     57.4
                                                            -------------   ------      -------------    -----

                                              4.01%         $  70,386,094    100.0%     $  57,640,689    100.0%
                                                            =============    =====      =============    =====

       Scheduled maturities of certificates of deposit at December 31, 1997 are as follows:

                Due within one year                        $   26,177,103
                Due within two to three years                   7,502,251
                Due within four to five years                     564,642
                                                           --------------

                                                           $   34,243,996
                                                           ==============

        Certificates of deposit of $100,000 or more are approximately $5,442,000 and $4,455,000 at December 31, 1997 and 1996, respectively.
        Amounts in excess of $100,000 are not insured by a federal agency.

       Interest expense on deposits for the years ended December 31 is summarized as follows:

                                         1997            1996            1995
                                         ----            ----            ----

         Savings accounts           $    468,392         376,563         307,543
         NOW and demand accounts         229,475         251,771         230,663
         Certificates of deposit       1,937,367       1,430,296       1,038,029
                                    ------------    ------------    ------------

                                    $  2,635,234       2,058,630       1,576,235
                                    ============    ============    ============

(8)    Long-Term Debt

       Long-term debt consists of a note payable due in annual installments beginning July 1996 with a $1,000,000 final payment on January 15, 2005. The note is secured by the outstanding shares of the Bank and is guaranteed by certain principal shareholders of the Company. Interest is at an annual rate equal to 2% over the Federal Funds rate. The note was paid in full in February 1998 in conjunction with the acquisition of United Financial Corp. (see note 18).

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)    Federal Home Loan Bank Advances

       Federal Home Loan Bank advances at December 31 are summarized as follows:

                                                                1997                     1996
                                                   --------------------------------------------
                                                    Weighted
                                                   average rate        Amount            Amount
                                                   ------------        ------            ------
       Fixed rate advances, due April through
           December 1998                              6.03%         $ 3,000,000            -
       Adjustable rate advance, due June 1998         5.71%           2,000,000            -
       Fixed rate advances, due January through
           February 2001                              5.75%             425,000          425,000
       Putable advance, put option exercisable
           by FHLB quarterly, due June 2002           5.39%           1,000,000            -
       Fixed rate advance, repaid January 1997                            -            1,000,000
                                                                    -----------     ------------

                                                                    $ 6,425,000        1,425,000
                                                                    ===========     ============

       These advances were collateralized by the Federal Home Loan Bank of Seattle stock held by the Company, unpledged investment and mortgage-backed securities and qualifying real estate loans. Interest is payable monthly.

       During 1997, the Bank signed a Cash Management Advance note with a maximum allowable advance of $3,446,000. There were no outstanding advances as of December 31, 1997. There was only one advance under the note during 1997 of $150,000 which was outstanding for less than one week.

(10)   Securities Sold Under Agreements to Repurchase

       Securities sold under agreements to repurchase at December 31, consist of the following:

                                                  1997
                               ---------------------------------------------
                                                       Book         Market
                                          Weighted   value of      value of
                             Repurchase   average   underlying    underlying
                               amount      rate     securities    securities
                               ------      ----     ----------    ----------
To repurchase within:
    1 - 30 days             $  845,000     5.60%    $  888,683       884,187
    31 - 90 days               600,000     5.72        914,445       926,230
    Greater than 90 days     1,728,149     5.78      2,147,951     2,202,701
                            ----------     ----     ----------    ----------

                            $3,173,149     5.72%    $3,951,079     4,013,118
                            ==========     ====     ==========    ==========


                                                  1996
                               ---------------------------------------------
                                                       Book         Market
                                          Weighted   value of      value of
                             Repurchase   average   underlying    underlying
                               amount      rate     securities    securities
                               ------      ----     ----------    ----------

To repurchase within:
    1 - 30 days             $4,980,000     5.34%    $5,006,905     5,004,650
    31 - 90 days             1,150,789     5.04      1,327,653     1,347,463
    Greater than 90 days       243,997     3.20        514,821       513,019
                            ----------     ----     ----------    ----------

                            $6,374,786     5.00%    $6,849,379     6,865,132
                            ==========     ====     ==========    ==========

       The securities underlying agreements to repurchase are for the same securities originally sold and are held in a custody account by a third party. For the year ended December 31, 1997, securities sold under agreements to repurchase averaged approximately $1,755,000 and the maximum outstanding at any month end during the year was approximately $3,173,000.

(11)   Income Taxes

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Income tax expense is summarized as follows:

                                                   Federal           State            Total
                                                   -------           -----            -----
           Year ended December 31, 1997:
                Current                        $    417,425           39,739           457,164
                Deferred                           (112,368)         (20,635)         (133,003)
                                               ------------       ----------       -----------

                                               $    305,057           19,104           324,161
                                               ============       ==========       ===========

           Year ended December 31, 1996:
                Current                        $    251,541           79,661           328,202
                Deferred                            (52,530)         (12,215)          (64,745)
                                               ------------       ----------       -----------

                                               $    199,011           67,446           263,457
                                               ============       ==========       ===========

           Year ended December 31, 1995:
                Current                        $    105,019           51,803           156,822
                Deferred                             48,236            9,453            57,689
                                               ------------       ----------       -----------

                                               $    153,255           61,256           214,511
                                               ============       ==========       ===========

       Income tax expense for the years ended December 31 differs from "expected" income tax expense (computed by applying the Federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                                   1997           1996           1995
                                                                   ----           ----           ----
         Computed "expected" tax expense                        $  294,570         254,845        206,781
         Increase (decrease) resulting from:
              State taxes, net of Federal income tax effects        40,159          44,514         34,190
              Goodwill amortization                                 14,615          14,615         14,615
              Decrease in valuation allowance                      (41,743)             -              -
              Other, net                                            16,560         (50,517)       (41,075)
                                                                ----------      ----------     ----------

                                                                $  324,161         263,457        214,511
                                                                ==========      ==========     ==========

       Differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                            1997              1996
                                                                            ----              ----
           Deferred tax assets:
                Loans, principally due to reserve for loan losses       $    297,250          107,010
                Purchase accounting                                           43,856           63,731
                State net operating loss carryforward                             -            41,743
                Other                                                         11,703            4,750
                                                                        ------------      -----------
                         Total gross deferred tax assets                     352,809          217,234
                Valuation allowance                                               -           (41,743)
                                                                        ------------      -----------
                         Net deferred tax assets                             352,809          175,491
                                                                        ------------      -----------

           Deferred tax liabilities:
                Stock in Federal Home Loan Bank of Seattle,
                    principally due to dividends not recognized for
                    tax purposes                                             110,935           81,748
                Unrealized gains on securities available-for-sale             75,283           58,859
                Premises and equipment, principally due to
                    differences in deprecation                                25,300           18,193
                Prepaid SAIF assessment                                        8,021               -
                                                                        ------------      ----------
                         Total gross deferred tax liabilities                219,539          158,800
                                                                        ------------      -----------
                         Net deferred tax asset                         $    133,270           16,691
                                                                        ============      ===========

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, at December 31, 1997 and 1996 management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

       Retained earnings at December 31, 1997 and 1996 includes approximately $265,000 for which no provision for Federal income tax has been made. This amount represents the base year tax bad debt reserve. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes to its business or operations which would result in a recapture of the base year bad debt reserve into taxable income.

(12)   Related Parties

       Central Financial Services (CFS) provides various management services to the Bank, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by Heritage's majority stockholder. The charges were $81,347, $70,009 and $63,942 for the years ended December 31, 1997, 1996 and 1995, respectively.

(13)   Employee Benefit Plan

       The Bank has an employee savings plan. To be eligible for the plan, an employee must complete one year of full-time employment with the Bank. Annual contributions, which are determined by the Bank's Board of Directors, are to be at least 2% of the participating employees' wages. Contributions for the years ended December 31, 1997, 1996 and 1995 were approximately $36,000, $28,000 and $21,000, respectively.

       During 1996, the Bank has entered into a deferred compensation agreement with the Bank's president that provides for predetermined periodic payments over 15 years upon retirement or death. In the event of acquisition of the Bank by a third party, disability or early retirement the predetermined payments are based on time served. Amounts expensed under this agreement were approximately $3,300 and $2,800 in 1997 and 1996, respectively.

(14)   Regulatory Matters of the Bank

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting guidelines. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk based capital to risk-weighted assets (RWA) and of core and tangible capital to average tangible assets (all determined as defined in the regulations). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       As of December 31, 1997, the Bank was categorized as "adequately capitalized" under the regulatory framework for prompt corrective action
       (PCA). To be categorized as "adequately capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's PCA category.

                                                                                                  Minimum
                                                                           Minimum           to be "adequately
                                                                         for capital         capitalized"under
                                                       Actual         adequacy purposes       PCA provisions
                                                       ------         -----------------       --------------
                                                Amount       Ratio     Amount      Ratio     Amount       Ratio
                                                ------       -----     ------      -----     ------       -----
       December 31, 1997:
           Total capital (to RWA)               $4,956        9.6       4,126       8.0       4,126         8.0
           Tier I capital (to RWA)               4,308        8.4          -         -        2,603         4.0
           Core capital (to tangible assets      4,308        5.0       2,570       3.0       3,427         4.0
           Tangible capital (to tangible assets  4,308        5.0       1,285       1.5          -           -

       December 31, 1996:
           Total capital (to RWA)                4,266       10.5       3,248       8.0       3,248         8.0
           Tier I capital (to RWA)               3,879        9.6          -         -        1,614         4.0
           Core capital (to tangible assets      3,879        5.5       2,119       3.0       2,826         4.0
           Tangible capital (to tangible assets  3,879        5.5       1,060       1.5          -           -

       Savings banks that before and after proposed dividend distributions meet or exceed their fully phased-in capital requirements, may make capital distributions with prior notice to the OTS during any calendar year up to 100% of year-to-date net income plus 50% of the amount in excess of their fully phased-in capital requirements as of the beginning of the calendar year. However, the OTS may impose greater restrictions if an institution is deemed to be in need or more than normal supervision.

(15)   Fair Value of Financial Instruments

       The Company is required to disclose the fair value for financial instruments, whether or not recognized in the statement of financial condition. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both imposes a contractual obligation on one entity to deliver cash or another financial instrument to a second entity.

       Quoted market prices are used for fair value when available, but do not exist for some of the Company's financial instruments, primarily loans and time deposits. The fair value of these instruments has been derived from the Federal Home Loan Bank (FHLB) Rate Shock Analysis (FHLB Analysis). This FHLB Analysis primarily employs the discounted cash flow method which estimates the fair value of loans and time deposits by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the FHLB model has assumptions about the size and timing of expected cash flows and appropriate discount rates. Different assumptions could materially change these instruments' estimated values.

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following assumptions and methods were used by the Company in estimating the fair value of its financial instruments:

           FINANCIAL ASSETS. Due to the liquid nature of the instruments, the carrying value of cash and cash equivalents and time deposits in banks approximates fair value. For all investment and mortgage-backed securities available-for-sale, the fair value is based upon quoted market prices. The fair value of loans receivable was obtained from the FHLB Analysis. The fair value of loans held for sale approximates carrying value, as the carrying value is the lower of cost or fair value, and the Company expects the loans to be sold, with no gain or loss, in the short-term. The fair value of FHLB stock approximates redemption value. The fair value of accrued interest receivable approximates book value as the Company expects contractual receipt in the near-term.

           FINANCIAL LIABILITIES. The fair value of NOW and demand accounts and non-term savings deposits approximates book values as these deposits are payable on demand. The fair value of time deposits was obtained from the FHLB Analysis. Because the interest rate on the long-term debt approximates the Company's current long-term borrowing rate, the fair value of long-term debt approximates the carrying value. The fair value of Federal Home Loan Bank advances was obtained from the FHLB Analysis. The fair value of securities sold under agreements to repurchase and accrued interest payable approximates book value due to contractual payment in the near-term.

            OFF-BALANCE SHEET. Commitments made to extend credit represent commitments for loan originations, the majority of which are contracted for immediate sale and therefore no fair value adjustment is necessary.

            LIMITATIONS. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding comparable market interest rates, future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

            Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax effect of the difference between the fair value and carrying value of financial instruments can have a significant effect on fair value estimates and have not been considered in the estimates presented herein.

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The approximate book value and fair value of the Company's financial instruments as of December 31 are as follows:

                                                   1997                       1996
                                      ---------------------------   ---------------------------
                                      Carrying Value   Fair Value   Carrying Value   Fair Value
                                      --------------  -----------   --------------  -----------
Financial Assets:
    Cash and cash equivalents          $ 9,869,000      9,869,000     10,089,000     10,089,000
    Time deposits in banks                  98,000         98,000         98,000         98,000
    Investment and mortgage-backed
      securities available-for-sale     14,219,000     14,219,000     14,172,000     14,172,000
    Loans receivable, net               56,796,000     57,076,000     41,455,000     41,224,000
    Loans held for sale                  1,467,000      1,467,000      2,399,000      2,399,000
    Stock in FHLB of Seattle               404,000        404,000        328,000        328,000
    Accrued interest receivable            688,000        688,000        481,000        481,000
                                       -----------    -----------    -----------    -----------

                                       $83,541,000     83,821,000     69,022,000     68,791,000
                                       ===========    ===========    ===========    ===========


Financial Liabilities:
    Deposits                           $70,386,000     70,528,000     57,641,000     57,721,000
    Long-term debt                       2,350,000      2,350,000      2,550,000      2,550,000
    FHLB advances                        6,425,000      6,392,000      1,425,000      1,425,000
    Securities sold under
      agreements to repurchase           3,173,000      3,173,000      6,375,000      6,375,000
    Accrued interest payable               807,000        807,000        573,000        573,000
                                       -----------    -----------    -----------    -----------

                                       $83,141,000     83,250,000     68,564,000     68,644,000
                                       ===========    ===========    ===========    ===========

(16)   Commitments and Contingencies

       The Bank has sold loans to various investors in the secondary market under sales agreements which contain repurchase provisions. Under the repurchase provisions, the Bank may be required to repurchase a loan if a borrower fails to make three monthly payments within 120 days after the sale of the loan. The balance of loans sold with repurchase provisions remaining at December 31, 1997 is approximately $8,265,000. Loans repurchased during 1997 were approximately $9,500. Total loans sold during 1997 were approximately $31,650,000.

       In June 1997, the Bank entered into a five-year service contract for data processing services. In the event of early termination of the service contract by the Bank, the Bank has agreed to pay an amount equal to fifty percent of the average monthly fee paid for services multiplied by the number of months remaining under the term of the contract.

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17)   Parent Company Information (Condensed)

       The summarized financial information for Heritage Bancorporation is presented below:

CONDENSED BALANCE SHEETS

                                                               December 31,
                                                         ------------------------
                                                            1997          1996
                                                         ----------    ----------
                         Assets

Cash (deposited with Bank)                               $   60,795        91,196
Investment in Bank                                        4,929,946     4,515,681
Other assets                                                157,347       161,731
                                                         ----------    ----------
                                                         $5,148,088     4,768,608
                                                         ==========    ==========

         Liabilities and Stockholders' Equity

Long-term debt                                           $2,350,000     2,550,000
Other liabilities                                            50,173        40,907
                                                         ----------    ----------
     Total liabilities                                    2,400,173     2,590,907
                                                         ----------    ----------

Common stock                                                    100           100
Additional paid-in capital                                1,080,028     1,080,028
Retained earnings                                         1,539,605       997,384
Net unrealized gains on securities available-for-sale       128,182       100,189
                                                         ----------    ----------

     Total stockholders' equity                           2,747,915     2,177,701
                                                         ----------    ----------

                                                         $5,148,088     4,768,608
                                                         ==========    ==========

CONDENSED STATEMENTS OF INCOME

                                                     Year ended December 31,
                                                ---------------------------------
                                                  1997        1996         1995
                                                --------    --------     --------
Revenues:
     Cash dividends from the Bank               $320,000     200,000      160,000
     Interest income                               4,323      16,665        2,338
                                                --------    --------     --------
                                                 324,323     216,665      162,338
                                                --------    --------     --------

Expenses:
     Interest expense                            189,657     191,234      220,988
     Other operating expenses                     81,850      43,846       34,276
                                                --------    --------     --------
                                                 271,507     235,080      255,264
                                                --------    --------     --------

Income (loss) before income tax benefit           52,816     (18,415)     (92,926)
Income tax benefit                               100,944     104,332      120,953
                                                --------    --------     --------
         Income before undistributed income      153,760      85,917       28,027

Equity in undistributed income of the Bank       388,461     400,112      365,588
                                                --------    --------     --------

         Net income                             $542,221     486,029      393,615
                                                ========    ========     ========

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

                                                                Year ended December 31,
                                                        -------------------------------------
                                                          1997           1996          1995
                                                        ---------     ---------     ---------
Cash flows from operating activities:
  Net income                                            $ 542,221       486,029       393,615
  Adjustments:
       Equity in undistributed income                    (388,461)     (400,112)     (365,588)
       Decrease in other assets and liabilities, net       15,839        72,259        46,275
                                                        ---------     ---------     ---------
           Net cash provided by operating activities      169,599       158,176        74,302
                                                        ---------     ---------     ---------

Cash flows from financing activities:
  Payments on long-term debt                             (200,000)     (100,000)      (75,000)
                                                        ---------     ---------     ---------

Increase (decrease) in cash                               (30,401)       58,176          (698)

Cash at beginning of year                                  91,196        33,020        33,718
                                                        ---------     ---------     ---------

Cash at end of year                                     $  60,795        91,196        33,020
                                                        =========     =========     =========

(18)   Subsequent Events

       On February 3, 1998, the Company merged with United Financial Corp. ("United") pursuant to an Agreement and Plan of Merger dated August 25, 1997, as amended, under which the Company was merged with and into United. United Financial Corp. is the parent company of United Savings Bank, a Great Falls, Montana federally chartered savings bank with approximately $96 million in assets.

       The merger resulted in a combined entity, United Financial Corp., with two subsidiary banks (Heritage Bank and United Savings Bank) which will be combined into one bank in 1998 called Heritage Bank. Under the terms of the merger, the holders of the Company's common stock now own approximately 30% of the new combined entity's common stock and the stockholders of United Financial Corp. own approximately 70%.

       As a condition of the merger, the Board of Directors of the combined entity (the "Board") was increased to nine members and five persons nominated by the Company shareholders (the "Heritage Nominees") were elected to the Board. Consequently, the Heritage Nominees will now constitute a majority of the Board. Three of the Heritage Nominees were former Company shareholders and the other two are executive officers of other entities controlled by Mr. Morrison. The Heritage Nominees, representing a majority of the Board, will be able to select and control the management of the combined entity as well as the board of directors of the subsidiary banks.

       The merger will be treated as a reverse acquisition accounted for as a purchase of United by the Company. The Company is considered the accounting acquiror because the Company effectively acquired the operations of United, including its assets and liabilities, as a result of the change in control and other related consequences of the merger. Accordingly, the assets and liabilities of United will be recorded by the Company at their respective fair values on the closing date. The purchase consideration assumed to be paid to the United shareholders for financial reporting purposes is calculated based on a valuation per share of $20.25 times the 1,223,312 shares of the Company's common stock assumed to be issued. Any excess of the purchase consideration over the fair value of identifiable tangible and intangible net assets will be assigned to goodwill. Due to the difficulty and practicality in determining the value of United Savings Bank's core deposit relationships and the value of United Savings Bank's non-Great Falls markets being served, any such intangible values are necessarily included in the amount of goodwill recorded. As such, goodwill is expected to be amortized on a straight line basis over a short period, currently not expected to exceed 10 years.

                                                                     (Continued)

                     HERITAGE BANCORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Consistent with the Company being the acquiring corporation, the historical financial statements of the combined entity commencing with the quarter ended March 31, 1998 will be those of the Company. Accordingly, the historical statements of operations of the combined entity will only reflect the operations of United Financial Corp. commencing on and after the closing date of the merger.

       Immediately preceding the closing, the Company was required to pay off its long-term debt with funding from a corresponding contribution of capital. In connection with the merger, each outstanding share of Company common stock was converted into 47.50 shares of United common stock (an aggregate of 475,000 shares of United's common stock).

       Accordingly, for financial reporting purposes, the merger will be reported as if the Company was recapitalized at the closing date with 475,000 common shares outstanding and United acquired through the issuance of 1,223,312 shares of Company common stock to United shareholders.

       In addition, John M. Morrison, the majority shareholder of the Company prior to the merger, was granted certain rights of first refusal by shareholders of United holding approximately 15.5% of United's outstanding common stock. Under those rights of first refusal, such shareholders may not sell their shares of the combined entity's common stock for a period of two years without first offering such stock to Mr. Morrison.

       In February 1998, the Company purchased the assets of three loan production facilities, located in Missoula, Hamilton and Libby, Montana, for approximately $225,000.

                                                                     (Concluded)

               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

                          HERITAGE AND UNITED FINANCIAL

    The following unaudited pro forma combined financial information gives effect to the Merger of Heritage and United based on the purchase accounting adjustments, estimates and other assumptions described in the accompanying notes. The unaudited pro forma combined balance sheet and statement of income as of and for the year ended December 31, 1997 are based upon the audited consolidated balance sheet and statement of income of Heritage and United. The unaudited pro forma combined balance sheet combines the historical consolidated balance sheets of Heritage and United as if the Merger had become effective on December 31, 1997. The unaudited pro forma combined statement of income for the year ended December 31, 1997 combines the historical consolidated statements of income of Heritage and United as if the Merger had become effective on January 1, 1997. Certain amounts in the historical financial statements of United have been reclassified in the unaudited 1997 pro forma combined financial information to conform to Heritage's historical financial statements.

               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

                          HERITAGE AND UNITED FINANCIAL

    UNAUDITED PRO FORMA COMBINED STATEMENTS OF FINANCIAL CONDITION HERITAGE AND UNITED FINANCIAL

(Dollars in thousands)

                                                 At December 31, 1997
                                     ---------------------------------------------
                                                           Pro Forma    Pro Forma
                                                United    Adjustments   Combined
                                     Heritage  Financial  (Unaudited)  (Unaudited)
                                     --------  ---------  -----------  -----------
     ASSETS
     Cash and cash equivalents       $ 9,869    $ 1,630                 $ 11,499
     Time deposits with banks             98                                  98
     Investments:
       Securities held-to-maturity               36,186      $ 183 (D)    36,369
       Securities available-for-sale  14,219     17,332                   31,551
                                     -------    -------     ------      --------
                                      14,219     53,518        183        67,920

     Loans receivable, net            56,796     36,317        678 (D)    93,791
     Loans held for a sale             1,467      1,107                    2,574
     Goodwill                            494                     4 (D)       498
     Real estate owned                              349        554 (D)       903
     FHLB stock                          404        535                      939
     Accrued interest receivable         688        909                    1,597
     Premises and equipment            1,636      1,349        295 (D)     3,280
     Income taxes                       (167)       (49)       572 (D)       356
     Other assets                        548        279       (114)(C)       713
                                     -------    -------     ------      --------
                                     $86,052    $95,944     $2,172      $184,168
                                     =======    =======     ======      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits                        $70,386    $70,924        (47)(D)  $141,263
     Borrowed funds                    2,350                (2,350)(D)
     FHLB advances                     6,425                               6,425
     Repurchase agreements             3,173                               3,173
     Advances for taxes and insurance    138        190                      328
     Deferred income taxes              (133)      (116)       676 (D)       427
     Accrued interest payable            807         65        (38)(D)       834
     Other liabilities                   158        231      1,487 (D)     1,941
                                                                65 (D)
                                     -------    -------     ------      --------
                                      83,304     71,294       (207)      154,391
     Stockholders' equity:
       Common stock & paid-in capital  1,080      8,849     (8,849)(A)
                                                              (126)(A)
                                                             2,389 (D)
                                                            24,766 (B)    28,109
       Retained earnings-partially
        Restricted                     1,540     16,225    (16,225)(A)     1,540
       Unrealized gain (loss) on
        Securities available-for-sale    128       (424)       424 (A)       128
                                     -------    -------     ------      --------
                                       2,748     24,650      2,379        29,777
                                     -------    -------     ------      --------
                                     $86,052    $95,944     $2,172      $184,168
                                     =======    =======     ======      ========

     See accompanying notes to pro forma financial information.

                                                                     (Continued)

               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

                          HERITAGE AND UNITED FINANCIAL

UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME HERITAGE AND UNITED FINANCIAL

(Dollars in thousands, except share and per share data)

                                             Year Ended December 31, 1997
                                   -----------------------------------------------
                                                 United     Pro Forma   Pro Forma
                                    Heritage    Financial  Adjustments   Combined
                                   (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                                   ----------- ----------- ----------- -----------
     Interest Income:
      Loans                           $4,530      $3,223      $(75)(D)    $7,678
      Investment securities            1,243       4,091       (61)(D)     5,273
                                      ------      ------      ----        ------
                                       5,773       7,314      (136)       12,951
     Interest Expense:
      Deposits                         2,635       3,293        16 (D)     5,944
      Short-term borrowings              332         168                     500
      Long-term debt                     190                  (190)(D)
                                      ------      ------      ----        ------
                                       3,157       3,461      (174)        6,444
                                      ------      ------      ----        ------
       Net interest income             2,616       3,853        38         6,507
     Provision for losses on loans       492         225                     717
                                      ------      ------      ----        ------
       Net interest income after
        provision for losses on loans  2,124       3,628        38         5,790
     Non-interest Income:
      Fees and discounts                 990         435                   1,425
      Other income                       113         240                     353
                                      ------      ------      ----        ------
                                       1,103         675                   1,778
     Non-interest Expense:
      Salaries and employee benefits   1,207       1,258                   2,465
      Net occupancy and equipment
       Expense                           228         257        42 (D)       527
      Data processing expense            199          89                     288
      Other expenses                     727         538                   1,265
                                      ------      ------      ----        ------
                                       2,361       2,142        42         4,545
                                      ------      ------      ----        ------
       Income before income taxes        866       2,161        (4)        3,023
     Provision for income tax            324         809        (2)(D)     1,131
                                      ------      ------      ----        ------
       Net income                     $  542      $1,352      $ (2)       $1,892
                                      ======      ======      ====        ======
     Net income per share                                                 $ 1.11
                                                                          ------
     Weighted average shares outstanding                               1,698,312
                                                                       =========
     See accompanying notes to pro forma financial information

                                                                     (Continued)

               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

                          HERITAGE AND UNITED FINANCIAL

NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

NOTE A: BASIS OF PRESENTATION. The unaudited pro forma combined balance sheet combines the historical consolidated balance sheets of Heritage and United as if the Merger, which was effective February 3, 1998 (Effective Date), had become effective on December 31, 1997. The unaudited pro forma combined statement of income for the year ended December 31, 1997 combines the historical consolidated statements of income of Heritage and United as if the Merger had become effective on January 1, 1997. Certain amounts in the historical financial statements of United have been reclassified in the unaudited pro forma combined financial information to conform to Heritage's historical financial statements.

   At the Effective Date, Heritage shareholders received 475,000 shares of United common stock for all of the issued and outstanding common stock of Heritage. Heritage was merged with United and Heritage Bank became a wholly-owned subsidiary of United. Heritage is deemed the acquirer in the Merger for accounting purposes, even though the former United shareholders owned, immediately after the Merger, a majority of the outstanding shares of the combined entity. Among other factors, this accounting treatment resulted from the fact that both the Board of Directors and the ongoing management of the combined entity (including the bank subsidiaries) are controlled by the former Heritage shareholders.

   The Merger was accounted for using the purchase method of accounting. Under this method of accounting, assets and liabilities of United are adjusted to their estimated fair value and combined with the historical recorded book values of the assets and liabilities of Heritage. Applicable income tax effects of such adjustments are included as a component of net deferred taxes with a corresponding offset to goodwill. Additionally, United's unrealized loss on securities available-for-sale and retained earnings are eliminated.

   Accordingly, for financial reporting purposes, the Merger will be reported as if Heritage was recapitalized at the Effective Date with 475,000 common shares outstanding and United thereafter acquired through the issuance of 1,223,312 shares of United common stock to United shareholders. The total purchase price consideration of United is calculated based on an average of the market price of United shares immediately prior to and after the announcement of the Merger ($20.25) times the number of shares deemed issued to United shareholders plus direct acquisition costs. The difference between the purchase price so determined and the fair value of identifiable tangible and intangible net assets of United at the Effective Date is recorded as goodwill.

   Any transactions conducted in the ordinary course of business between Heritage and United are immaterial and, accordingly, have not been eliminated. Heritage Bank and United Bank will be merged in the future. The impact of such merger is not expected to be material. Heritage also expects to achieve certain operating cost savings as a result of the Merger, however, no pro forma adjustment has been included in the unaudited pro forma combined financial information for operating cost savings.

NOTE B: PURCHASE PRICE. Total pro forma acquisition consideration is calculated as follows (in thousands):

     Fair value of United common stock deemed issued        $24,766
     Less common stock issuance costs                          (126)
                                                            -------
       Total purchase price consideration of stock issued    24,640
     Direct acquisition costs                                   179
                                                            -------
     Total acquisition consideration                        $24,819
                                                            =======

NOTE C: ALLOCATION OF PURCHASE PRICE. The actual revaluation of United's net assets acquired is subject to the completion of studies and evaluations by management and

                                                                     (Continued)

               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

                          HERITAGE AND UNITED FINANCIAL

will be based on the estimated fair value of the net assets acquired at the Effective Date. Accordingly, the actual allocation of the purchase price is not yet finalized and the portion of the purchase price allocated to fair value adjustments, identifiable intangibles and goodwill is therefore subject to change.

   Subject to the foregoing, the purchase price has been allocated as estimated below (in thousands):

     United's historical net assets at December 31, 1997       $24,649
     Estimated fair value adjustments at February 3, 1998:
      Investment securities                                        183
      Loans receivable                                             678
      Premises, equipment and real estate owned                    849
      Deposits                                                      47
      Accrued expenses                                          (1,487)
                                                               -------
       Total adjustments                                           270
     Estimated income tax effects at 38.5%                        (104)
                                                               -------
     Net fair value adjustments                                    166
                                                               -------
     Estimated fair value of net assets                         24,815
     Goodwill as if Merger was effective December 31, 1997           4
                                                               -------
     Pro forma purchase price consideration                    $24,819
                                                               =======

NOTE D: PRO FORMA ADJUSTMENTS. For the unaudited pro forma statements of income, the pro forma adjustments are based on the allocated purchase price of the net assets acquired based on the fair value estimates at February 3, 1998 described above applied as if the Merger had occurred on January 1, 1997.

     United - The fair values at the Effective Date will be determined and the related amortization will be calculated as follows:

     Investment securities and loans will be adjusted to fair value based on current interest rates at the Effective Date and the fair value adjustments will be amortized to interest income over the average estimated life of the underlying securities or loans, currently estimated to be three years and nine years, respectively.

     Premises and equipment will be adjusted to fair value based on current market value valuations and the fair value adjustment will be depreciated on a straight line basis over the remaining estimated economic life of the related assets, currently estimated at 20 years.

     The adjustments to accrued expenses include estimated severance costs under existing United employment agreements, an anticipated data processing termination expense and United's direct Merger related expenses.

     For purposes of calculating pro forma adjustments, straight line amortization has been used as any differences between the interest method and the straight line method should not be significant. Goodwill resulting from the Merger is expected to be amortized over 10 years.

     Heritage - At the Effective Date, Heritage paid off all outstanding long-term debt through a corresponding contribution of capital. Heritage stockholders' equity, outstanding indebtedness and interest expense related to this indebtedness has been eliminated based on the historical amount incurred for the pro forma periods presented.

                                                                     (Continued)

                                  EXHIBIT INDEX

Exhibit
 Number    Description
-------    ----------------------------------------------------------

 2.1 United Savings Bank, F.A. Agreement and Plan of Reorganization, dated as of February 26, 1996.

 2.2 Agreement and Plan of Merger (the "Merger Agreement") dated August 25, 1997 by and between United Financial and Heritage (incorporated by reference to Exhibit B of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

 2.3 Amendment No. 1 to the Merger Agreement by and between United Financial and Heritage, effective as of August 25, 1997 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated February 18, 1998)

 3.1       Articles of Incorporation of United Financial Corp., as amended.

 3.2       Bylaws of United Financial Corp., as amended.

10.1       Change of Control Severance Agreement

10.2       Schedule to Exhibit 10.1: Change of Control Severance Agreement

10.3 Form of Right of First Refusal Agreement granted by certain shareholders owning 263,200 shares of the Company in favor of John Morrison (incorporated by reference to Exhibit B to Schedule 13D for John and Susan Morrison, filed on February 17, 1998)

21.1       Subsidiaries of the Company

27.1       Financial Data Schedule