Form 10-Q
period 1998-03-31
UNITED FINANCIAL CORP \MN\
filed 1998-05-15
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
 __X__          QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF
                            SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1998

                                           OR

______          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.


                         Commission file number: 0-28080

                             UNITED FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


               MINNESOTA                                   81-0507591
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

          P.O. Box 2779; 120 1st Ave. North, Great Falls, Montana 59403
               (Address of principal executive offices)   (Zip Code)

                                 (406) 727-6106
               Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]


            The number of shares outstanding of each of the Issuer's
               Classes of Common Stock, as of the latest date is:

         Class: Common Stock, No par value; Outstanding at May 11, 1998
                               -- 1,698,312 shares

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
   ITEM 1 FINANCIAL STATEMENTS............................................................................................1

         Consolidated Condensed Statements of Financial Condition at
           March 31, 1998 (unaudited) and December 31, 1997...............................................................1

         Consolidated Condensed Statements of Income - Three Months Ended
           March 31, 1998 and March 31, 1997 (unaudited)..................................................................2

         Consolidated Condensed Statements of Cash Flows - Three Months Ended
           March 31, 1998 and March 31, 1997 (unaudited)..................................................................3

         Notes to Consolidated Condensed Financial Statements.............................................................4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................................................................8

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................13

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS..............................................................................................13

   ITEM 2 CHANGE IN SECURITIES...........................................................................................13

   ITEM 3 DEFAULTS ON SENIOR SECURITIES..................................................................................13

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........................................................13

   ITEM 5 OTHER INFORMATION..............................................................................................14

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K...............................................................................14

SIGNATURES...............................................................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL
CONDITION (Dollars in thousands except per share data)
(Unaudited, except December 31)

                                                                                    MARCH 31,            December 31,
                                                                                -------------------   -------------------
                                                                                       1998                  1997
                                                                               -------------------   -------------------
ASSETS
Cash and cash equivalents:
 Cash and amounts due from banks                                                          $  1,861                $2,485
 Interest-earning deposits with banks                                                       20,730                 7,384
                                                                                -------------------   -------------------
    Total cash and cash equivalents                                                         22,591                 9,869
Time deposits in banks                                                                          98                    98
Investment securities available-for-sale                                                    55,880                14,219
Loans receivable, net                                                                      106,811                56,796
Loans held for sale                                                                          3,225                 1,467
Premises and equipment, net                                                                  3,328                 1,636
Real estate owned, net                                                                         889                     -
Accrued interest receivable                                                                  1,609                   688
Federal Home Loan Bank stock, at cost                                                        1,024                   404
Goodwill, net of accumulated amortization of $168,114 and 150,444 at March 31,
  1998 and December 31, 1997, respectively                                                     984                   494
Cash surrender value of life insurance                                                         260                   257
Other assets                                                                                   572                   341
                                                                                -------------------   -------------------
    Total assets                                                                          $197,271               $86,269
                                                                                ===================   ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 NOW and money market demand accounts                                                     $ 36,156               $24,166
 Savings deposits                                                                           39,546                12,008
 Time deposits                                                                              72,147                34,212
                                                                                -------------------   -------------------
    Total deposits                                                                         147,849                70,386
FHLB advances                                                                                9,425                 6,425
Securities sold under agreements to repurchase                                               6,900                 3,173
Accrued interest payable                                                                     1,062                   807
Advance payments by borrowers for taxes and insurance                                          712                   138
Income taxes payable                                                                           217                    34
Other liabilities                                                                              990                   208
Long-term debt                                                                                   -                 2,350
                                                                                -------------------   -------------------
    Total liabilities                                                                      167,155                83,521

Stockholders' equity:
  Preferred stock, no par value (2,000,000 shares
    authorized; none outstanding)                                                                -                     -
  Common stock, no par value (8,000,000 shares authorized; 1,698,312
    outstanding)                                                                            28,002                 1,080
 Retained earnings-partially restricted                                                      2,035                 1,540
 Accumulated comprehensive income                                                               79                   128
                                                                                -------------------   -------------------
    Total stockholders' equity                                                              30,116                 2,748
                                                                                -------------------   -------------------
    Total liabilities and stockholders' equity                                            $197,271               $86,269
                                                                                ===================   ===================

                                                                  Equity/Assets              15.3%                  3.2%
                                                         Gross Book Value/Share             $17.74                 $5.79

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                       1998                  1997
                                                                                -------------------   -------------------
INTEREST INCOME
Loans                                                                                        $1,953                  $984
Mortgage-backed securities                                                                      433                   219
Investment securities                                                                           214                    37
Other Interest earning assets                                                                   215                    42
                                                                                -------------------   -------------------
    Total interest income                                                                     2,815                 1,282
INTEREST EXPENSE
Deposits                                                                                      1,240                   601
Short-term borrowings                                                                           191                    42
Long-term debt                                                                                   12                    48
                                                                                -------------------   -------------------
    Total interest expense                                                                    1,443                   691
                                                                                -------------------   -------------------
    Net interest income                                                                       1,372                   591
Provision for losses on loans                                                                    45                     -
                                                                                -------------------   -------------------
    Net interest income after provision for losses on loans                                   1,327                   591
NON-INTEREST INCOME
Fees and discounts                                                                              450                   221
FHLB stock dividends                                                                             15                     6
Loss on sales of investment securities, net                                                      (6)                    -
Other income                                                                                     53                    24
                                                                                -------------------   -------------------
    Total non-interest income                                                                   512                   251
NON-INTEREST EXPENSE
Salaries and employee benefits                                                                  559                   278
Net occupancy and equipment expense                                                             114                    56
Data processing expense                                                                          71                    47
Other expenses                                                                                  305                   178
                                                                                -------------------   -------------------
    Total non-interest expense                                                                1,049                   559
                                                                                -------------------   -------------------
    Income before income taxes                                                                  790                   283
Provision for income tax expense                                                                295                   130
                                                                                -------------------   -------------------
    Net income                                                                                 $495                  $153
                                                                                ===================   ===================
Net income per share                                                                           $.40                  $.32
                                                                                -------------------   -------------------
Weighed average shares outstanding                                                            1,250                   475
                                                                                -------------------   -------------------

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands, Unaudited)

                                                                                            THREE MONTHS ENDED
                                                                                -----------------------------------------
                                                                                   March 31, 1998       March 31, 1997
                                                                                -------------------   -------------------
OPERATING ACTIVITIES
Net income                                                                                     $495                  $153
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Provision for loan losses                                                                      45                     -
  Amortization of goodwill                                                                       18                    11
  Amortization of premiums on loans                                                              15                     3
  Amortization of core deposit premium                                                            3                     -
   Depreciation and amortization of bank premises and equipment                                  52                    28
   Depreciation of real estate held for investment                                               11                     -
   Deferred loan fees, net                                                                        -                   (31)
   Amortization of discounts and premiums on investments, net                                    (9)                    2
   Losses on sales of available-for-sale, net                                                     6                     -
   Net change in loans held for sale                                                            (60)                  617
   Federal Home Loan Bank stock dividends                                                       (18)                   (6)
   Net change in income taxes payable                                                           109                    63
   Net change in accrued interest receivable                                                   (123)                    1
   Net change in accrued interest payable                                                       (29)                   90
   Increase in the cash surrender value of life insurance                                        (3)                   (3)
   Net change in other assets                                                                  (101)                   (6)
   Net change in other liabilities                                                           (1,401)                 (110)
                                                                                -------------------   -------------------
     Net cash provided by (used in) operating activities                                       (990)                  812
                                                                                -------------------   -------------------
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale                                        (3,500)                 (699)
Purchases of mortgage-backed securities available-for-sale                                   (8,884)               (2,501)
Purchase of Federal Home Loan Bank stock                                                        (67)                    -
Proceeds from maturities, calls, and paydowns of securities available-for-sale                7,100                   160
Mortgage-backed securities principal payments                                                 2,623                 1,921
Proceeds from sale of investment securities available-for-sale                                5,308                     -
Net change in loans receivable                                                              (10,524)               (1,723)
Purchases of premises and equipment                                                             (68)                  (28)
Purchase of loan production offices                                                            (225)                    -
Acquired United Financial Corp.'s cash and cash equivalents                                   8,113                     -
                                                                                -------------------   -------------------
     Net cash provided by (used in) investing activities                                       (124)               (2,870)
                                                                                -------------------   -------------------
FINANCING ACTIVITIES
Net increase in deposits                                                                      6,874                 2,035
Net increase in Federal Home Loan Bank advances                                               3,000                     0
Net increase in securities sold under repurchase agreements                                   3,727                (4,257)
Net increase in advance by borrowers for taxes and insurance                                    310                   149
Payments on long-term debt                                                                   (2,350)                    -
Capital Contribution                                                                          2,275                     -
                                                                                -------------------   -------------------
         Net cash provided by (used in) financing activities                                 13,836                (2,073)
                                                                                -------------------   -------------------
Increase (decrease) in cash and cash equivalents                                             12,722                (4,131)
Cash and cash equivalents at beginning of year                                                9,869                10,089
                                                                                -------------------   -------------------
     Cash and cash equivalents at end of period                                             $22,591                $5,958
                                                                                ===================   ===================
SUPPLEMENTAL CASH FLOW DISCLOSURE
------------------------------------------------------------------------------
Cash payments for interest                                                                   $1,471                  $601
Cash payments for income taxes                                                                 $180                   $45
See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.     GENERAL

              United Financial Corp. is a savings bank holding company headquartered in Great Falls, Montana. Its wholly owned subsidiaries, United Savings Bank, F.A. (United Bank) and Heritage Bank, F.S.B. (Heritage Bank), are federally chartered stock savings banks. United Bank has a wholly owned subsidiary, Community Service Corporation, which owns and manages real estate held for investment. United Financial Corp. and its subsidiaries are collectively referred to as the Company, as constituted post-Merger, or United Financial, as constituted pre-Merger. United Bank and Heritage Bank are collectively referred to herein as the Banks. Full service branches are located in Shelby, Chester, Havre and Glendive, Montana, and loan production offices are located in Bozeman, Missoula, Hamilton and Libby, Montana. The Banks' deposits are insured by the Federal Deposit Insurance Corporation - Savings Association Insurance Fund (SAIF). The Banks are members of the Federal Home Loan Bank of Seattle, Washington and are subject to comprehensive supervision, regulation, and examination by the Office of Thrift Supervision and the FDIC. The Banks are also subject to the regulations of the Board of Governors of the Federal Reserve System. See Note 2 for information regarding the merger of the Banks.

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

              The Company's financial condition and results of operations are dependent primarily on net interest income and fee income. Net interest income is the difference between the interest income earned on loans, mortgage-backed securities, other investment securities and interest-earning deposits, less cost of funds, consisting of interest paid on deposits and borrowed money. The Company's financial condition and results of operations are also significantly influenced by local and national economic conditions, changes in market interest rates, governmental policies, tax laws and the actions of various regulatory agencies.

2.     HERITAGE MERGER

              On February 3, 1998, United Financial and Heritage Bancorporation (Heritage) merged (the Merger). In connection with the Merger, which was structured as a merger of Heritage into United Financial, each outstanding share of Heritage common stock was converted into 47.5 shares of United Financial's common stock. An aggregate of 475,000 shares (or 28%) of United Financial's common stock was issued in connection with the Merger. A capital contribution of $2,275,000 was made just prior to the Merger and the proceeds were used to pay-off the outstanding long-term debt as part of the conditions of the Merger.

              The Merger was treated as a reverse acquisition and accounted for as a purchase by Heritage in accordance with generally accepted accounting principles (GAAP). Heritage was considered the accounting acquirer because Heritage effectively acquired the operations of United Financial as a result of the change in control and other related consequences of the Merger.

              The merger of the Banks was completed on May 4, 1998, with United Bank merging into Heritage Bank. On that date, the operations of the Banks merged into one main branch located at 120 First Avenue North, Great Falls, Montana and United Bank's former location was closed, except for its drive-up facility. In addition, United Bank was converted to Heritage Bank's data center.

3.     BASIS OF PRESENTATION

              The Company's consolidated financial statements included herein have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, changes in stockholders' equity, and changes in cash flows for the periods disclosed. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results anticipated for the year ending December 31, 1998. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1997.

              Consistent with Heritage being the acquiring corporation for accounting purposes, the historical financial statements of the Company commencing with this Report are those of Heritage, and not United Financial as it existed prior to the Merger. Accordingly, the historical statements of operations of the Company reflect only the operations of United Financial commencing with the closing date of the Merger. Under the purchase method of accounting, the assets and liabilities of United Financial and its subsidiary were adjusted to their estimated fair value and combined with the historical book values of the assets and liabilities of Heritage. The actual revaluation of United Financial's net assets acquired is subject to the completion of studies and evaluations of management.

4.     COMPREHENSIVE INCOME

              In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the some prominence as other financial statements. This Company adopted the provisions of SFAS No. 130 as of January 1, 1998.

       COMPREHENSIVE INCOME DISCLOSURE:
       (Dollars in thousands)
       (Unaudited)

                                                                MARCH 31, 1998                           March 31, 1997
                                                    ---------------------------------------  ---------------------------------------
                                                    BEFORE TAX   TAX EXPENSE    AFTER TAX    Before Tax   Tax Expense    After Tax
                                                    -----------  -------------  -----------  -----------  -------------  -----------

         Unrealized holding gains arising during
           period                                        $125          $46            $79          $84          $31            $53
         Less: reclassification adjustment for
           gains included in net income
                                                            -            -              -            -            -              -
                                                    -----------  -------------  -----------  -----------  -------------  -----------
         Net unrealized gains on securities
                                                         $125          $46            $79          $84          $31            $53
                                                    ===========  =============  ===========  ===========  =============  ===========


5.     RECLASSIFICATIONS

              Certain reclassifications have been made to the March 31, 1997 and December 31, 1997 financial statements to conform with the March 31, 1998 presentation.

6.     CASH EQUIVALENTS

              For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

7.     STOCKHOLDERS' EQUITY

              Stockholder's equity increased $27,368,000 of which $24,647,000 was the purchase price consideration of the stock deemed to be issued to United Financial in connection with the Merger. A capital contribution of $2,275,000 was made just prior to the Merger and the proceeds were used to pay-off the outstanding long-term debt of Heritage as part of the conditions of the Merger. The Company had net income for the quarter of $495,000. There was a $49,000 decrease in the unrealized gain on investment securities available for sale. The balance of paid-in capital was capitalized into common stock due to the fact that the Company's stock has no par value.

       On February 3, 1998 the Company issued a warrant (the Warrant) to purchase 10,000 shares of its common stock to D.A. Davidson & Co., exercisable at the price of $26.25 per share, in exchange for investment banking services provided to the Company.

8.     COMPUTATION OF NET INCOME PER SHARE

              Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity. Basic and diluted EPS are the same, as the potential common shares do not have a material impact.

9.     DIVIDENDS DECLARED

              On April 27, 1998, the Board of Directors of the Company declared a second-quarter cash dividend of $.25 per share, payable May 25, 1998, to shareholders of record on May 11, 1998.

10.    RELATED PARTIES

              Central Financial Services, Inc. (CFS) provides various management services to the Company, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by the Company's Chairman of the Board of Directors and largest shareholder. CFS fees were $48,000, and $19,000 for the three months ended March 31, 1998 and 1997, respectively.

11.    COMMITMENTS AND CONTINGENCIES

              The Bank has sold loans to various investors in the secondary market under sales agreements which contain recourse provisions. Under the recourse provisions, the Bank may be required to repurchase a loan if a borrower fails to make three monthly payments within 120 days after the sale of the loan. The balance of loans sold with recourse provisions remaining at March 31, 1998 is approximately $7,124,000.

              In June 1997, Heritage Bank entered into a five-year service contract for data processing services. In the event of early termination of the service contract by Heritage Bank, the bank has agreed to pay an amount equal to fifty percent of the average monthly fee paid for services multiplied by the number of months remaining under the term of the contract.

              The Company has a Salary Continuation Agreement with the Banks' President, Kevin P. Clark. The agreement contains a lifetime retirement benefit, a disability benefit, a change of control benefit and a death benefit. The benefits are based on Mr. Clark's years of service. The Company holds a fully funded life insurance policy in connection with this agreement.

12.    SIGNIFICANT TRANSACTIONS

              In February 1998, the Company purchased the assets of three loan production offices located in Missoula, Hamilton, and Libby, Montana, for approximately $225,000.

13.    SUBSEQUENT EVENT

              On April 22, 1998, the Company and Chouteau County Bancshares, Inc. (Chouteau) announced that they had reached an agreement in principle to merge. Chouteau is a bank holding company. Its wholly owned subsidiary, First State Bank of Fort Benton is a commercial bank with approximately $68 million in assets and one banking office in Fort Benton, Montana. Under the proposed terms of the agreement, the Company will serve as the parent company of the combined entity, which would include Heritage Bank and its subsidiary, Community Service Corporation, and First State Bank of Fort Benton and its subsidiary, Fort Benton Insurance Agency, Inc.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1.      MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE
        THREE MONTHS ENDED MARCH 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997. (Dollars in thousands)
        (Unaudited, except December 31)

                                                                             SELECTED FINANCIAL CONDITION RECAP
                                                   ---------------------------------------------------------------------------------
                                                                                                                  United Financial
                                                       March 31,          December 31,                                Acquired
                                                          1998                1997                Change            Feb. 3, 1998
                                                   ------------------- -------------------- ------------------- --------------------
       Total assets                                       $197,271             $86,269             $111,002             $98,640
       Cash and cash equivalents                            22,591               9,869               12,722               8,113
       Mortgage-backed securities                           37,126               9,890               27,236              20,967
       Investment securities                                18,629               4,125               14,504              23,417
       Loans receivable, net                               106,811              56,796               50,015              39,551
       Loans held for sale                                   3,224               1,467                1,757               1,698
       FHLB stock                                            1,024                 404                  620                 535
       Real estate owned                                       889                   -                  889                 900
       Premises and equipment                                3,328               1,636                1,692               1,635
       Goodwill                                                984                 494                  490                 166
       All other assets                                      2,665               1,588                1,077               1,658
       Deposits                                            147,849              70,386               77,463              70,586
       Borrowed funds                                       16,325               9,598                6,727                   -
       Long-term debt                                            -               2,350               (2,350)                  -
       All other liabilities                                 2,981               1,187                1,794               3,228
       Total liabilities                                   167,155              83,521               83,634              73,814
       Stockholders' equity, net                            30,116               2,748               27,368              24,826


              GENERAL - The consolidated financial statements for the year ended December 31, 1997 contained in this Report reflect the historical financial position and results of operations of Heritage and thus do not reflect or include the financial position and results of operations of United Financial.

              Total assets increased $111.0 million to $197.3 million at March 31, 1998 from $86.3 million at December 31, 1997. The increase in assets was primarily the result of the acquisition of $98.6 million of assets from United Financial in connection with the Merger. Mortgage-backed securities increased $27.2 million, investment securities increased $14.5 million and loans receivable increased $50.0 million. In addition, deposits increased $77.5 million and stockholders' equity increased $27.4 million.

              MORTGAGE-BACKED SECURITIES - Mortgage-backed securities increased $27.2 million to $37.1 million at March 31, 1998 from $9.9 million at December 31, 1997. The increase was the result of the acquisition of $21.0 million of mortgage-backed securities associated with the Merger and $8.9 million of purchases, partially offset by $2.6 million of principal repayments.

              INVESTMENT SECURITIES - This category increased $14.5 million to $18.6 million at March 31, 1998 from $4.1 million at December 31, 1997. The increase was the result of the acquisition of $23.4 million of investment securities related to the Merger and the purchase of $3.5 million of investments. These increases were offset by the sale of the $5.3 million Kemper U.S. Government bond mutual fund at a realized loss of $6,000 and $7.1 million of calls, maturities, and principal payments on other investments and securities.

              LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $50.0 million to $106.8 million at March 31, 1998 from $56.8 million at December 31, 1997. This increase was primarily due to the acquisition of $39.6 million of net loans receivable in connection with the Merger. The increase in gross loan balances was offset by the net increase in the reserve for loan losses of $40,000.

              During the three months ended March 31, 1998, loans held for sale increased $1.8 million to $3.2 million at March 31, 1998 from approximately $1.4 at December 31, 1997. This increase was primarily due to the acquisition of $1.7 million of loans held for sale in connection with the Merger. Approximately $16.5 million loans were originated for sale and $16.4 million of loans were sold to the secondary market, thereby increasing net loans held for sale for the quarter approximately $60,000.

              REAL ESTATE HELD FOR INVESTMENT - The $889,000 increase in the first quarter of 1998 was primarily the result of $900,000 of real estate acquired in connection with the Merger. At March 31, 1998 real estate owned was comprised of two 24-unit apartment complexes in Glendive, Montana, owned as depreciating investments by United Bank's wholly owned subsidiary, Community Service Corporation.

              FHLB STOCK - FHLB stock increased $620,000 to $1,024,000 at March 31, 1998 from $404,000 at December 31, 1997. This increase was the result of $535,000 of FHLB stock acquired in connection with the Merger, $67,000 of FHLB stock purchases, and $18,000 of reinvested stock dividends.

              PREMISES AND EQUIPMENT - This category increased $1.7 million to $3.3 million at March 31, 1998 from $1.6 million at December 31, 1997. This increase was primarily due to the acquisition of $1.6 million of premises and equipment related to the Merger. Approximately $67,000 of the increase was due to the purchase of computer and office equipment and remodeling of the main banking facility in Great Falls, Montana, approximately $41,000 was for computers and office furniture acquired in conjunction with the purchase of the loan production facilities. The purchases of premises and equipment were offset by approximately $52,000 of depreciation.

              GOODWILL - Goodwill increased $490,000 to $984,000 at March 31, 1998 from $494,000 at December 31, 1997. This increase is due to $324,000 of goodwill acquired in relation to the Merger and $183,000 acquired in the purchase of the loan production offices. The goodwill is being amortized over 10 years.

              DEPOSITS - Deposits increased $77.4 million to $147.8 million at March 31, 1998 from $77.4 million at December 31, 1997. This increase was primarily the result of the acquisition of $70.6 million of deposits from United Financial. The $77.4 million increase was comprised of increases of $11.9 million in NOW and money market demand accounts, $27.5 million in savings accounts and $37.9 million in certificates of deposit.

              BORROWED FUNDS - Borrowed funds increased $6.7 million to $16.3 million at March 31, 1998 from $9.6 million at December 31, 1997. United Financial did not have any outstanding debt at the time of the Merger. The $6.7 million increase was due to $3.0 million in new FHLB advances and a net increase of $3.7 million in securities sold under repurchase agreements.

              LONG-TERM DEBT - This category decreased $2.35 million to zero from $2.35 million at December 31, 1997. The note was secured by the outstanding shares of Heritage Bank and was guaranteed by certain principal shareholders of Heritage. In January 1998, a principal reduction payment of $75,000 was made by Heritage. The balance of the long-term debt was paid on February 3, 1998 immediately preceding the Merger with funding from a corresponding $2,275,000 contribution of capital.

              STOCKHOLDERS' EQUITY - Stockholders' equity increased $27.4 million to $30.1 million at March 31, 1998 from $2.7 million at December 31, 1997. This increase is due to $495,000 of net income for the three months ended March 31, 1998, $49,000 related to the change in unrealized gains associated with assets classified as available-for-sale being adjusted to market value, a $2.3 million contribution of capital, and $24.6 million of net stockholders' equity acquired in connection with the Merger.


2. MATERIAL CHANGES IN RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998, AND MARCH 31, 1997
       (Dollars in thousands)
       (Unaudited)

                                                                       INCOME RECAP
                                                   ---------------------------------------------------
                                                               THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------------------------
                                                         1998                1997               Change
                                                   ---------------   ---------------   ---------------
       Interest income                                      $2,815            $1,282            $1,533
       Interest expense                                      1,443               691               752
                                                   ---------------   ---------------   ---------------
        Net interest income                                  1,372               591               781
       Provision for loan losses                                45                 -                45
       Non-interest income                                     512               251               261
       Non-interest expense                                  1,049               559               490
                                                   ---------------   ---------------   ---------------
        Income before income taxes                             790               283               507
       Provision for income taxes                              295               130               165
                                                   ---------------   ---------------   ---------------
        Net income                                            $495              $153              $342
                                                   ===============   ===============   ===============

              The following unaudited pro forma combined financial information gives effect to the Merger based on the purchase accounting adjustments, estimates and other assumptions. The unaudited pro forma combined statements of income for the three months ended March 31, 1998 and 1997 are based upon the unaudited consolidated condensed statements of income of Heritage and United Financial. The unaudited pro forma combined statements of income for the three months ended March 31, 1997 combines the historical consolidated statements of income of Heritage and United Financial as if the Merger had become effective on January 1, 1997. The unaudited pro forma combined statements of income for the three months ended March 31, 1998 combines the historical consolidated statements of income of Heritage and United Financial as if the Merger had become effective on January 1, 1998.

       UNITED FINANCIAL CORP.
       UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
       (Dollars in thousands, except per share data)
       (Unaudited)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------------------
                                                                                        1998                  1997
                                                                                -------------------   -------------------
        Interest income                                                                       3,359                 3,067
        Interest expense                                                                      1,699                 1,498
                                                                                -------------------   -------------------
         Net interest income                                                                  1,660                 1,569
        Provision for losses on loans                                                            50                     -
                                                                                -------------------   -------------------
         Net interest income after provision for losses on loans                              1,610                 1,569
        Non-interest income                                                                     600                   392
        Non-interest expense                                                                  1,338                 1,113
                                                                                -------------------   -------------------
         Income before income taxes                                                             872                   848
        Provision for income tax expense                                                        331                   342
                                                                                -------------------   -------------------
         Net income                                                                            $541                  $506
                                                                                ===================   ===================
        Net income per share                                                                   $.32                  $.30
                                                                                -------------------   -------------------
        Weighed average shares outstanding                                                    1,698                 1,698
                                                                                -------------------   -------------------

        See Notes to Consolidated Condensed Financial Statements



              GENERAL - Consistent with the purchase method of accounting, the historical information being presented reflects only the operations of Heritage for the three months ended March 31, 1997. Also, the Statement of Operations for the three months ended March 31, 1998 includes the results of operations of Heritage combined with the results of operations of United Financial commencing after the Merger on February 3, 1998.

              NET INCOME - Net income increased $342,700, or 69.2%, to $495,400 for the three months ended March 31, 1998 from $152,700 for the same period last year. Pro forma net income increased $34,600 to $540,600 for the three months ended March 31, 1998 from $506,000 for the same period last year.

              INTEREST INCOME - Interest income increased $1.5 million to $2.8 million for the three months ended March 31, 1998 from $1.3 million for the same period last year. The increase was primarily the result of income from the interest earning assets acquired in the Merger and an increase in interest earning assets from the same period in 1997. Pro forma interest income increased 8.7%, or $292,000, to $3.4 million for the three months ended March 31, 1998 from $3.1 million for the same period in 1997. Interest income on loans receivable increased $1.0 million to $2.0 million for the three months ended March 31, 1998 from $1.0 million for the same period last year. Interest income on mortgage-backed securities increased $214,000 to $433,000 for the three months ended March 31, 1998 from $219,000 for the same period last year. Interest income on all other interest earning investments including investment securities increased $351,000 to $429,000 for the three months ended March 31, 1998 from less than $78,000 for the same period last year.

              INTEREST EXPENSE - Total interest expense increased approximately $752,000, or 52.0%, to $1.4 million for the three months ended March 31, 1998 from $691,000 for the same period last year. The increase was primarily the result of the deposit expense associated with the deposit base acquired in the Merger. Pro forma interest expense increased approximately $201,000, or 11.8%, to $1.7 million for the three months ended March 31, 1998 from $1.5 million for the same period last year. This increase is primarily due to an increase in average interest bearing liabilities. Interest expense on deposits increased $639,000 to $1.2 million for the three months ended March 31, 1998 from $601,000 for the same period last year. Interest expense on FHLB advances and securities sold under agreements to repurchase increased $149,000 to $191,000 for the three months ended March 31, 1998 from $42,000 for the same period last year. Interest expense on long-term debt decreased $36,000 to $12,000 for the three months ended March 31, 1998 from $48,000 for the same period last year. The decrease in interest expense on long-term debt is primarily due to the fact that the debt was paid off on February 3, 1998 from cash provided by a capital contribution to the Company.

              PROVISION FOR LOAN LOSSES - The provision for loan losses increased to $45,000 for the three months ended March 31, 1998 as compared to no provision for the same period last year. The Company increased the provision for loan losses due to the increase in total loans held in its portfolio.

              The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with GAAP. Future additions to the Company's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the performance and composition of the Company's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels.

              NON-INTEREST INCOME - Non-interest income increased $261,000, or 51%, to $512,000 for the three months ended March 31, 1998 from $251,000 for the same period last year. This increase was primarily the result of loan fees and other service charges increasing $229,000, or 51%, in the first quarter of 1998 compared to last year. The Company sold the Kemper U.S. Government mutual bond fund for a loss of $6,000 in the first quarter of 1998. Pro forma non-interest income increased $208,000 to $600,000 for the three months ended March 31, 1998 from $392,000 for the same quarter last year.

              NON-INTEREST EXPENSE - This category increased 490,000, or 47%, to $1,049,000 for the three months ended March 31, 1998 from $559,000 for the same quarter last year. This increase was primarily due to the Merger. Salary and employee benefits increased $282,000 to $559,000 for the three months ended March 31, 1998 compared to $277,000 for the same quarter last year. This increase was primarily due to the addition of the employees of United Bank. Annual salary increases have been offset by attrition of employees of the Banks. Net occupancy and equipment increased $58,000 to $114,000 for the three months ended March 31, 1998 from $56,000 for the same quarter last year. This increase was primarily due to the Merger and the acquisition of United Bank's four branches as well as the purchase of three loan production offices. Also included in non-interest expense were one-time Merger related costs incurred in the first quarter of approximately $85,000, two months of goodwill amortization totaling approximately $5,000, increased data processing expense and other services due to duplication of services prior to the merger of the Banks. Pro forma non-interest expense increased $225,000 to $1.3 million for the three months ended March 31, 1998 from $1.1 million for the same quarter last year.

              INCOME TAXES - Income tax expense increased $165,000 due to the $507,000 increase in income before taxes, which is tax affected for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans. Pro forma income tax expense was approximately $331,000 for the first quarter 1998 compared to $342,000 for the same period last year.


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Management believes there has been no material change in interest rate risk since December 31, 1997. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United Financial's Annual Report on Form 10-K for the year ended December 31, 1997.


                           PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS.

       The Company is involved from time to time in litigation normal for its type of business.

ITEM 2  CHANGE IN SECURITIES.

       In exchange for all of the outstanding stock of Heritage and in connection with the Merger, the Company issued 475,000 shares of its common stock to the former shareholders of Heritage on February 3, 1998. The issuance of shares of common stock did not involve a public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). On February 3, 1998, the Company issued a warrant (the "Warrant") to purchase 10,000 shares of its common stock to D.A. Davidson & Co., exercisable at the price of $26.25 per share, in exchange for investment banking services provided to the Company. The issuance of the Warrant did not involve a public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3  DEFAULTS ON SENIOR SECURITIES.

       None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

       On February 3, 1998, at separate special meetings of the shareholders of United Financial and Heritage, the shareholders of United Financial approved the Restated Agreement and Plan of Merger, dated as of August 25, 1997, between United Financial and Heritage (the Merger Agreement). The shareholders of Heritage approved the Merger Agreement and the nomination of five directors to be elected by the Board of Directors of United Financial to serve upon the Company's Board of Directors upon consummation of the Merger.

       The shareholders of United Financial voted as follows with respect to the approval of the Merger Agreement:

       For:               684,933
       Against:            14,364
       Abstain:             5,530

       The shareholders of Heritage voted as follows with respect to the approval of the Merger Agreement:

       For:                10,000
       Withheld:                0

       The shareholders of Heritage voted as follows with respect to the nomination of directors to serve on the Company's Board of Directors:

       John M. Morrison                    For:            10,000
                                           Withheld:            0

       Kurt R. Weise                       For:            10,000
                                           Withheld:            0

       Janice M. Graser                    For:            10,000
                                           Withheld             0

       Larry D. Albert                     For:            10,000
                                           Withheld:            0

       Jerome H. Hentges                   For:            10,000
                                           Withheld:            0


ITEM 5  OTHER INFORMATION.

       None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

A.     The following exhibits are included herein:

Exhibit
Number             Description of Exhibit
-------            -------------------------------------------------------
2.1                Articles of Combination of United Bank with
                   and into Heritage Bank

2.2 Plan of Reorganization and Merger Agreement (Dated October 9, 1997 and entered into by and among Heritage Bank, Great Falls, Montana, and United Bank, Great Falls, Montana)

10.1               Service Agreement (between CFS and the
                   Company, dated February 3, 1998)

10.2               Service Agreement (between CFS and United
                   Bank, dated February 3, 1998)

10.3               Service Agreement (between CFS and Heritage
                   Bank, dated December 18, 1996)

10.4               Salary Continuation Agreement (of Kevin P.
                   Clark, dated January 1, 1996)

27.1               Financial Data Schedule


B.     Reports on Form 8-K

       On February 18, 1998 the Company filed a Current Report on Form 8-K disclosing the completion of the Merger.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                            United Financial Corp.



Date   May 15, 1998         /s/ John M. Morrison
     ---------------        ----------------------------
                            John M. Morrison
                            President and Chief Executive Officer
                            (Duly Authorized Representative)



Date   May 15, 1998         /s/ Kurt R. Weise
     ---------------        ----------------------------
                            Kurt R. Weise
                            President and Chief Operating Officer
                            (Duly Authorized Representative)