Form 10-Q
period 1998-06-30
UNITED FINANCIAL CORP \MN\
filed 1998-08-14
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
    (Mark One)
     ___X___   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

     _______   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________.


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

        Class: Common Stock, No par value; Outstanding at August 7, 1998
                              -- 1,698,312 shares

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS...............................................................1

         Consolidated Condensed Statements of Financial Condition at
           June 30, 1998 (unaudited) and December 31, 1997...................................1

         Consolidated Condensed Statements of Income - Three and Six Months Ended
           June 30, 1998 and June 30, 1997 (unaudited).......................................2

         Consolidated Condensed Statements of Cash Flows - Six Months Ended
           June 30, 1998 and June 30, 1997 (unaudited).......................................3

         Notes to Consolidated Condensed Financial Statements................................4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................................9

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................17

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS.................................................................17

   ITEM 2 CHANGE IN SECURITIES..............................................................17

   ITEM 3 DEFAULTS ON SENIOR SECURITIES.....................................................17

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............................17

   ITEM 5 OTHER INFORMATION.................................................................18

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K..................................................18

SIGNATURES..................................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS.

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)
(Unaudited, except December 31)

                                                                 JUNE 30,       December 31,
                                                                 --------       ------------
                                                                   1998             1997
                                                              --------      --------
ASSETS
Cash and cash equivalents                                     $  8,714         9,869
Time deposits in banks                                              98            98
Investment securities available-for-sale                        58,336        14,219
Loans receivable, net                                          126,513        56,796
Loans held for sale                                              3,425         1,467
Premises and equipment, net                                      3,379         1,636
Real estate owned, net                                             439             -
Accrued interest receivable                                      1,745           688
Federal Home Loan Bank stock, at cost                            1,087           404
Goodwill, net of accumulated amortization of $191,537
  and 150,444 at June 30, 1998 and December 31, 1997,
  respectively                                                   1,012           494
Cash surrender value of life insurance                             261           257
Other assets                                                       336           341
                                                              --------      --------
    Total assets                                              $205,345      $ 86,269
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits                                                      145,783        70,386
 FHLB advances                                                  15,425         6,425
 Securities sold under agreements to repurchase                 11,786         3,173
 Accrued interest payable                                        1,242           807
 Advance payments by borrowers for taxes and insurance             299           138
 Income taxes payable                                               68            34
 Other liabilities                                                 465           208
 Long-term debt                                                      -         2,350
                                                              --------      --------
    Total liabilities                                          175,068        83,521

Stockholders' equity:
 Preferred stock, no par value (2,000,000 shares
   authorized; none outstanding)                                     -             -
 Common stock, no par value (8,000,000 shares
   authorized; 1,698,312 outstanding)                           28,002         1,080
 Retained earnings-partially restricted                          2,184         1,540
 Unrealized gain on securities available-for-sale, net              91           128
                                                              --------      --------
    Total stockholders' equity                                  30,277         2,748
                                                              --------      --------
    Total liabilities and stockholders' equity                $205,345      $ 86,269
                                                              ========      ========

   Equity/Assets                                                  14.7%          3.2%
Book Value/Share                                              $  17.83      $   5.79

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                      1998            1997            1998            1997
                                                     ------          ------          ------          ------
INTEREST INCOME
Loans                                                $2,539          $1,079          $4,492          $2,063
Mortgage-backed securities                              583             217           1,016             436
Investment securities                                   249              62             463              99
Other interest earning assets                           126              27             341              69
                                                     ------          ------          ------          ------
    Total interest income                             3,497           1,385           6,312           2,667
INTEREST EXPENSE
Deposits                                              1,530             642           2,770           1,243
Short-term borrowings                                   249              43             440              85
Long-term debt                                            -              50              12              98
                                                     ------          ------          ------          ------
    Total interest expense                            1,779             735           3,222           1,426
                                                     ------          ------          ------          ------
    Net interest income                               1,718             650           3,090           1,241
Provision for losses on loans                           175              93             220              93
                                                     ------          ------          ------          ------
    Net interest income after provision for           1,543             557           2,870           1,148
         losses on loans
NON-INTEREST INCOME
Loan origination fees and discounts                     684             163           1,045             300
Loan servicing fees                                      19              15              38              34
Customer service charges                                 87              67             157             132
FHLB stock dividends                                     21               6              36              12
Gain on sales of investment securities, net              18               -              12               -
Other income                                             69              25             122              49
                                                     ------          ------          ------          ------
    Total non-interest income                           898             276           1,410             527
NON-INTEREST EXPENSE
Salaries and employee benefits                          844             290           1,403             568
Net occupancy and equipment expense                     156              59             270             115
Data processing expense                                  71              49             142              96
Other expenses                                          421             129             726             307
                                                     ------          ------          ------          ------
    Total non-interest expense                        1,492             527           2,541           1,086
                                                     ------          ------          ------          ------
    Income before income taxes                          949             306           1,739             589
Provision for income tax expense                        375              86             670             216
                                                     ------          ------          ------          ------
    Net income                                       $  574          $  220          $1,069          $  373
                                                     ======          ======          ======          ======
Net income per share                                 $  .34          $  .46          $  .72          $  .79
                                                     ------          ------          ------          ------
Weighed average shares outstanding                    1,698             475           1,475             475
                                                     ------          ------          ------          ------


See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands, Unaudited)

                                                                             SIX MONTHS ENDED
                                                                      -------------------------------
                                                                      JUNE 30, 1998     JUNE 30, 1997
                                                                      -------------     -------------
OPERATING ACTIVITIES
Net income                                                              $  1,069           $    373
Adjustments to reconcile net income to net
 Cash provided by (used in) operating activities:
  Provision for loan losses                                                  220                 93
  Amortization of goodwill                                                    41                 22
  Amortization of premiums on loans                                           36                  5
  Amortization of core deposit premium                                         7                  -
  Depreciation and amortization of bank premises and
    equipment                                                                113                 55
  Depreciation of real estate held for investment                             25                  -
  Deferred loan fees, net                                                     (3)               (17)
  Amortization of discounts and premiums on investments, net                 (11)               (26)
  Gain on sales of available-for-sale, net                                   (12)                 -
  Net change in loans held for sale                                         (260)               697
  Federal Home Loan Bank stock dividends                                     (39)               (12)
  Net change in income taxes payable                                         (23)                (5)
  Net change in accrued interest receivable                                 (259)              (139)
  Net change in accrued interest payable                                     151                180
  Increase in the cash surrender value of life insurance                      (4)                (7)
  Net change in other assets                                                 135                  2
  Net change in other liabilities                                         (1,930)              (173)
                                                                        --------           --------
     Net cash provided by (used in) operating activities                    (744)             1,048
                                                                        --------           --------
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale                     (8,617)            (1,498)
Purchases of mortgage-backed securities available-for-sale               (16,958)            (1,989)
Purchase of Federal Home Loan Bank stock                                    (109)                 -
Proceeds from maturities, calls, and paydowns of securities
     available-for-sale                                                   12,055                500
Mortgage-backed securities principal payments                              8,039              1,244
Proceeds from sale of investment securities available-for-sale             5,716                  -
Proceeds from sale of real-estate held for investment                        360                  -
Net change in loans receivable                                           (30,419)           (10,032)
Purchases of premises and equipment                                         (180)               (86)
Purchase of loan production offices                                         (225)                 -
Acquired United Financial Corp.'s cash and cash equivalents                8,112                  -
                                                                        --------           --------
     Net cash used in investing activities                               (22,226)           (11,861)
                                                                        --------           --------
FINANCING ACTIVITIES
Net increase in deposits                                                   4,804              8,469
Net increase in Federal Home Loan Bank advances                            9,000              4,500
Net increase (decrease) in securities sold under repurchase
     agreements                                                            8,613             (4,918)
Net increase (decrease) in advance by borrowers for taxes and
     insurance                                                              (103)                25
Payments on long-term debt                                                (2,350)                 -
Cash dividends paid to shareholders                                         (424)                 -
Capital contribution                                                       2,275                  -
                                                                        --------           --------
     Net cash provided by financing activities                            21,815              8,076
                                                                        --------           --------
Decrease in cash and cash equivalents                                     (1,155)            (2,737)
Cash and cash equivalents at beginning of year                             9,869             10,089
                                                                        --------           --------
     Cash and cash equivalents at end of period                         $  8,714           $  7,352
                                                                        ========           ========
SUPPLEMENTAL CASH FLOW DISCLOSURE
---------------------------------------------------------------------
Cash payments for interest                                              $  2,874           $  1,580
Cash payments for income taxes                                          $    699           $    178


See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.     GENERAL

              United Financial Corp. (United) is a bank holding company headquartered in Great Falls, Montana. United was approved as a bank holding company by the Federal Reserve System on August 7, 1998 as the result of the formation of its newly chartered banking subsidiary, Heritage State Bank (see note 15 for more information regarding Heritage State Bank). United has two wholly owned subsidiaries, Heritage Bank, F.S.B. (Heritage Bank) and Heritage State Bank. Heritage Bank is a federally chartered stock savings bank and Heritage State Bank is a state chartered community bank. Heritage Bank has a wholly owned subsidiary, Community Service Corporation, which owns and manages real estate held for investment. United and its subsidiaries are collectively referred to as the Company and United Financial is sometimes used to refer to the Company as it existed prior to the Heritage Merger described below. Full service branches are located in Shelby, Chester, Havre and Glendive, Montana, and loan production offices are located in Bozeman, Missoula, Hamilton, Libby, Polson and Kalispell, Montana. Heritage Bank's deposits are insured by the Federal Deposit Insurance Corporation - Savings Association Insurance Fund (SAIF). Heritage Bank is a member of the Federal Home Loan Bank of Seattle, Washington and is subject to comprehensive supervision, regulation, and examination by the Office of Thrift Supervision and the FDIC. Heritage Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System. See
       Note 2 for additional information regarding the Heritage Merger.

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

2.     HERITAGE MERGER

              On February 3, 1998, United Financial and Heritage Bancorporation (Heritage) merged (the Heritage Merger). In connection with the Heritage Merger, which was structured as a merger of Heritage into United Financial, each outstanding share of Heritage common stock was converted into 47.5 shares of United Financial's common stock. An aggregate of 475,000 shares (or 28%) of United Financial's common stock was issued in connection with the Heritage Merger. A capital contribution of $2,275,000 was made just prior to the Heritage Merger and the proceeds were used to pay-off the outstanding long-term debt as part of the conditions of the Heritage Merger.

              The Heritage Merger was treated as a reverse acquisition and accounted for as a purchase by Heritage in accordance with generally accepted accounting principles (GAAP). Heritage was considered the accounting acquirer because Heritage effectively acquired the operations of United Financial as a result of the change in control and other related consequences of the Heritage Merger.

              Prior to the Heritage Merger, United Financial owned one subsidiary, United Savings Bank, F.A. (United Bank) and Heritage owned Heritage Bank. The merger of Heritage Bank and United Bank (collectively referred to as the Banks) was completed on May 4, 1998, with United Bank merging into Heritage Bank. On that date, the operations of the Banks merged into one main branch located at 120 First Avenue North, Great Falls, Montana and United Bank's former location was closed, except for its drive-up facility. In addition, United Bank was converted to Heritage Bank's data center.

3.     BASIS OF PRESENTATION

              The Company's consolidated condensed financial statements included herein have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and changes in cash flows for the periods disclosed. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results anticipated for the year ending December 31, 1998. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1997.

              Consistent with Heritage being the acquiring corporation for accounting purposes, the historical financial statements of the Company, commencing with the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, were those of Heritage, and not United Financial as it existed prior to the Heritage Merger. Accordingly, the historical statements of operations of the Company reflect only the operations of United Financial commencing with the closing date of the Merger. Under the purchase method of accounting, the assets and liabilities of United Financial and its subsidiary were adjusted to their estimated fair value and combined with the historical book values of the assets and liabilities of Heritage. The actual revaluation of United Financial's net assets acquired is subject to the completion of studies and evaluations of management.

4.     COMPREHENSIVE INCOME

              In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the some prominence as other financial statements. This Company adopted the provisions of SFAS No. 130 as of January 1, 1998.

       COMPREHENSIVE INCOME DISCLOSURE:
       (Dollars in thousands)
       (Unaudited)

                                                THREE MONTHS ENDED                       Three Months Ended
                                                   JUNE 30, 1998                            June 30, 1997
                                       ---------------------------------------  ---------------------------------------
                                       BEFORE TAX   TAX EXPENSE    AFTER TAX    Before Tax   Tax Expense    After Tax
                                       -----------  -------------  -----------  -----------  -------------  -----------
         Unrealized holding gains
           arising during period            $166          $64           $102          $97          $36            $61
         Less: reclassification
           adjustment for gains
           included in net income             18            7             11            -            -              -
                                       -----------  -------------  -----------  -----------  -------------  -----------
         Net unrealized gains on
           securities                       $148          $57            $91          $97          $36            $61
                                       ===========  =============  ===========  ===========  =============  ===========
                                                  SIX MONTHS ENDED                         SIX MONTHS ENDED
                                                   JUNE 30, 1998                            JUNE 30, 1997
                                       ---------------------------------------  ---------------------------------------
                                       BEFORE TAX   TAX EXPENSE    AFTER TAX    Before Tax   Tax Expense    After Tax
                                       -----------  -------------  -----------  -----------  -------------  -----------
         Unrealized holding gains
           arising during period            $160          $62            $98          $97          $36            $61
         Less: reclassification
           adjustment for gains
           included in net income             12            5              7            -            -              -
                                       -----------  -------------  -----------  -----------  -------------  -----------
         Net unrealized gains on
           securities                       $148          $57            $91          $97          $36            $61
                                       ===========  =============  ===========  ===========  =============  ===========


5.     RECLASSIFICATIONS

              Certain reclassifications have been made to the June 30, 1997 and December 31, 1997 financial statements to conform with the June 30, 1998 presentation.

6.     CASH EQUIVALENTS

              For purposes of the Consolidated Condensed Statements of Cash Flows, the Company considers all cash, daily interest and non-interest bearing demand deposits with banks with maturities of three months or less at the date of purchase to be cash equivalents.


7.     INVESTMENT PORTFOLIO

              The investment activities of the Company are designed to provide an investment alternative for funds not presently required to meet loan demand, assist Heritage Bank in meeting potential liquidity requirements, assist in maximizing income consistent with quality and liquidity requirements, supply collateral to secure public funds and retail repurchase agreements, provide a means for balancing market and credit risks, and provide consistent income and market value throughout changing economic times.

              The Company's portfolio consists primarily of obligations of U.S. government and its agencies and mortgage backed securities, state and local governments, and agency collateralized obligation securities. The Company's investment portfolio does not contain concentration of investments in any one issuer in excess of 10% of Heritage's total investment portfolio. Exempt from this calculation are securities of the U.S. government and U.S. government agencies. All of Heritage's investments are classified as available-for-sale.

8.     STOCKHOLDERS' EQUITY

              Stockholder's equity increased $27,529,000 from December 31, 1997 of which $24,646,000 was the purchase price consideration of the stock deemed to be issued to United Financial in connection with the Heritage Merger. A capital contribution of $2,275,000 was made just prior to the Heritage Merger and the proceeds were used to pay-off the outstanding long-term debt of Heritage as part of the conditions of the Heritage Merger. The Company had net income for the six months ended June 30, 1998 of 1,069,000. The Company paid cash dividends to shareholders totaling $424,000. There was a $37,000 decrease in the unrealized gain on investment securities available-for-sale. The balance of paid-in capital was capitalized into common stock due to the fact that the Company's stock has no par value.

              On February 3, 1998 the Company issued a warrant (the Warrant) to purchase 10,000 shares of its common stock to D.A. Davidson & Co., exercisable at the price of $26.25 per share, in exchange for investment banking services provided to the Company.

9.     COMPUTATION OF NET INCOME PER SHARE

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

10.    DIVIDENDS DECLARED

              On July 27, 1998, the Board of Directors of the Company declared a third-quarter cash dividend of $.25 per share, payable August 10, 1998, to shareholders of record on August 24, 1998.

11.    RELATED PARTIES

              Central Financial Services, Inc. (CFS) provides various management services to the Company, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by the Company's Chairman of the Board of Directors and largest shareholder. CFS fees were $75,000, and $40,000 for the six months ended June 30, 1998 and 1997, respectively.

12.    COMMITMENTS AND CONTINGENCIES

              The Bank has sold loans to various investors in the secondary market under sales agreements that contain recourse provisions. Under the recourse provisions, the Bank may be required to repurchase a loan if a borrower fails to make three monthly payments within 120 days after the sale of the loan. The balance of loans sold with recourse provisions remaining at June 30, 1998 is approximately $18.5 million.

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

13.    SIGNIFICANT TRANSACTIONS

              In February 1998, the Company purchased the assets of three loan production offices located in Missoula, Hamilton, and Libby, Montana, for approximately $225,000.

              On June 30, 1998, the Company sold real estate held for investment consisting of a twenty-four unit apartment building owned and managed by Heritage Bank's subsidiary, Community Service Corporation, for $360,000 in cash. There was no gain or loss recorded in conjunction with this transaction.


14.    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

              Statement of Financial Accounting Standards No. 133, issued June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the fiscal year beginning after June 15, 1999. Management has not determined its strategy for the adoption of Statement No. 133 or its effect on the financial statements.

15.    SUBSEQUENT EVENT

              On July 8, 1998, the Company and Chouteau County Bancshares, Inc. (Chouteau) announced that they have signed a definitive merger agreement involving their previously announced merger. Chouteau is a bank holding company based in Fort Benton, Montana. Its wholly owned subsidiary, First State Bank of Fort Benton is a commercial bank with approximately $66 million in assets and one banking office in Fort Benton, Montana. The Company will serve as the parent company of the combined entity, which would include Heritage Bank and its subsidiary, Community Service Corporation, and First State Bank of Fort Benton and Fort Benton Insurance Agency, Inc. The merger is subject to regulatory and shareholder approval.

              On August 7, 1998 the Federal Deposit Insurance Corporation ("FDIC") has approved the assumption of the insured deposits of Q Bank, Fort Benton, Montana, by Heritage State Bank, Fort Benton, a newly chartered banking subsidiary of the Company. Q Bank, with total assets of $15.1 million, was closed by Montana's Commissioner of Financial Institutions, and the FDIC was named receiver. The failed bank had total deposits of about $13.6 million. Q Bank had offices in Fort Benton and Geraldine, Montana. Heritage State Bank assumed the failed bank's deposits and purchased $2.5 million of the failed bank's assets. The Company paid a premium of $454,000 to the FDIC for the right to enter into this transaction.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE YEAR ENDED DECEMBER 31, 1997.
       (Dollars in thousands)
       (Unaudited, except December 31)

                                                               SELECTED FINANCIAL CONDITION RECAP
                                             -----------------------------------------------------------------------
                                                                                                    United Financial
                                              JUNE 30,         December 31,                              Acquired
                                               1998                1997                Change           Feb. 3, 1998
                                             -----------------------------------------------------------------------
       Total assets                          $205,345             $86,269             $119,076            $98,042
       Cash and cash equivalents                8,714               9,869               (1,155)             8,112
       Mortgage-backed securities              40,590              10,664               29,926             20,967
       Investment securities                   17,746               3,555               14,191             23,417
       Loans receivable, net                  126,513              56,796               69,717             39,551
       Loans held for sale                      3,425               1,467                1,958              1,698
       FHLB stock                               1,087                 404                  683                535
       Real estate owned                          439                   -                  439                824
       Premises and equipment                   3,379               1,636                1,743              1,635
       Goodwill                                 1,012                 494                  518                375
       All other assets                         2,440               1,384                1,056                928
       Deposits                               145,783              70,386               75,397             70,586
       Borrowed funds                          27,211               9,598               17,613                  -
       Long-term debt                               -               2,350               (2,350)                 -
       All other liabilities                    2,074               1,187                  887              2,810
       Total liabilities                      175,068              83,521               91,547             73,396
       Stockholders' equity, net               30,277               2,748               27,529             24,646

              GENERAL - The consolidated financial statements for the year ended December 31, 1997 contained in this Report reflect the historical financial position and results of operations of Heritage and thus do not reflect or include the financial position and results of operations of United Financial.

              Total assets increased $119.0 million to $205.3 million at June 30, 1998 from $86.3 million at December 31, 1997. The increase in assets was primarily the result of the acquisition of $98.0 million of assets from United Financial in connection with the Heritage Merger. Mortgage-backed securities increased $29.9 million, investment securities increased $14.2 million and loans receivable increased $69.7 million. In addition, deposits increased $75.4 million and stockholders' equity increased $27.5 million.

              MORTGAGE-BACKED AND INVESTMENT SECURITIES - Mortgage-backed securities increased $29.9 million to $40.6 million at June 30, 1998 from $10.7 million at December 31, 1997. The increase was the result of the acquisition of $21.0 million of mortgage-backed securities associated with the Heritage Merger and $16.9 million of purchases, partially offset by $8.0 million of principal repayments.

              Investment securities increased $14.2 million to $17.7 million at June 30, 1998 from $3.5 million at December 31, 1997. The increase was the result of the acquisition of $23.4 million of investment securities related to the Heritage Merger and the purchase of $8.6 million of investments. These increases were offset by the sale of the $5.3 million Kemper U.S. Government bond mutual fund at a realized loss of $6,000, the sale of two corporate bonds with a book values of $.4 million for a gain of $18,000 and $12.1 million of calls, maturities, and principal payments on other investments and securities.

              A comparison of the amortized cost and estimated fair value of the Company's available-for-sale investment portfolio at the dates indicated is as follows:

                             (Dollars in thousands)
                    (Unaudited, except for December 31, 1997)
                                  June 30, 1998

                                                                    Gross            Gross          Estimated
                                                 Amortized        Unrealized       Unrealized         Fair
                                                   Cost             Gains            Losses           Value
                                                ----------        ----------        --------         --------
              U.S. Government and agencies      $   16,369        $       85        $    (59)        $ 16,395
              Mortgage backed securities            40,430               373            (213)          40,590
              Municipal bonds                        1,200                43              (6)           1,237
              Other investments                        117                 -              (3)             114
                                                ----------        ----------        --------         --------
                                                $   58,116        $      501        $   (281)        $ 58,336
                                                ==========        ==========        ========         ========

                                December 31, 1997

                                                                    Gross            Gross           Estimated
                                                 Amortized        Unrealized       Unrealized          Fair
                                                   Cost             Gains            Losses            Value
                                                ----------        ----------        --------         --------
              U.S. Government and agencies      $    1,890        $       21        $     (2)        $  1,909
              Mortgage backed securities            10,529               152             (17)          10,664
              Municipal bonds                        1,207                40              (8)           1,239
              Other investments                        390                17               -              407
                                                ----------        ----------        --------         --------
                                                $   14,016        $      230        $    (27)        $ 14,219
                                                ==========        ==========        ========         ========


                  ANALYSIS OF INVESTMENT YIELDS AND MATURITIES
                             (Dollars in thousands)
                       (unaudited except for December 31)
                                  June 30, 1998

                                         Up to           1 - 5           5 - 10         10 Years
                                         1 year          years           years         and beyond        Total
                                        -------         -------         -------        ----------       -------
       U.S. Government and agencies     $ 1,999         $12,902         $ 1,494               -         $16,395
       Mortgage backed securities           901          15,443           3,822          20,424          40,590
       Municipal bonds                        -               7           1,176              54           1,237
       Other securities                     114               -               -               -             114
                                        -------         -------         -------         -------         -------
          Total investments             $ 3,014         $28,352         $ 6,492         $20,478         $58,336
                                        =======         =======         =======         =======         =======
       Weighted average yield              6.41%           6.39%           6.25%           5.89%           6.20%

                                December 31, 1997

                                         Up to           1 - 5           5 - 10         10 Years
                                         1 year          years           years         and beyond        Total
                                        -------         -------         -------        ----------       -------
       U.S. Government and agencies           -         $ 1,402         $   507               -         $ 1,909
       Mortgage backed securities           884           5,024           1,125           3,631          10,664
       Municipal bonds                        -              67           1,069             103           1,239
       Other securities                       -               -             407               -             407
                                        -------         -------         -------         -------         -------
          Total investments             $   884         $ 6,493         $ 3,108         $ 3,734         $14,219
                                        =======         =======         =======         =======         =======
       Weighted average yield              5.64%           6.69%           6.27%           7.42%           6.70%

              Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to prepay obligations with or without penalties.

              LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $69.7 million to $126.5 million at June 30, 1998 from $56.8 million at December 31, 1997. This increase was primarily due to the acquisition of $39.6 million of net loans receivable in connection with the Heritage Merger. The additional $30.1 million net loans receivable increase is a direct result of strong loan demand generated through officer call programs, the Heritage Bank's four branches and four loan production offices, continued purchase of participation loans and lease financing loans, and a favorable interest rate environment in the past six months. Heritage Bank is in the process of establishing two additional loan production offices in the western Montana cities of Kalispell and Polson. The Heritage Bank diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank sells and retains servicing for a portion of its residential real estate loans to agencies of Montana such as the Montana Board of Investments and the Montana Board of Housing.

              The loan loss reserve at June 30, 1998 was $1,344,000 compared to 846,000 at December 31, 1997. The increase in the reserve was primarily the result of $302,000 of loan loss reserves acquired in connection with the Heritage Merger. The provision for loan losses was $220,000 for the six months ended June 30, 1998 and loans in the amount of $23,000 were determined by management to be uncollectable and subsequently charged-off. However, management aggressively pursues recoveries. The loan loss reserve at June 30, 1998 is an amount which management believes is adequate given the low level of non-performing assets and management's assessment of loan risk.

              Heritage Bank follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At June 30, 1998 Heritage Bank had one non-accrual loan of $65,000 and $335,500 of loans past due 90 days and still accruing.

              During the six months ended June 30, 1998, loans held for sale increased $2.0 million to $3.4 million at June 30, 1998 from approximately $1.4 at December 31, 1997. This increase was primarily due to the acquisition of $1.7 million of loans held for sale in connection with the Heritage Merger. Approximately $34.6 million loans were originated for sale and $34.3 million of loans were sold to the secondary market during the six month period ending June 30, 1998.

              REAL ESTATE HELD FOR INVESTMENT - The $439,000 increase from December 31, 1997 was primarily the result of $824,000 of real estate acquired in connection with the Heritage Merger which consisted of two 24-unit apartment complexes in Glendive, Montana, owned by Heritage Bank's wholly owned subsidiary, Community Service Corporation. On June 30, 1998, one of the 24-unit apartment building was sold for $360,000 in cash. There was no gain or loss recorded in conjunction with this sale.

              FHLB STOCK - FHLB stock increased approximately $683,000 to $1,087,000 at June 30, 1998 from $404,000 at December 31, 1997. This increase was the result of $535,000 of FHLB stock acquired in connection with the Heritage Merger, $109,000 of FHLB stock purchases, and $39,000 of reinvested stock dividends.

              PREMISES AND EQUIPMENT - This category increased $1.7 million to $3.3 million at June 30, 1998 from $1.6 million at December 31, 1997. This increase was primarily due to the acquisition of $1.6 million of premises and equipment related to the Heritage Merger. Approximately $180,000 of the increase was due to the purchase of computer and office equipment acquired in conjunction with the purchase of the loan production facilities (approximately $41,000) and remodeling of the main banking facility in Great Falls, Montana. The purchases of premises and equipment were offset by approximately $113,000 of depreciation.

              GOODWILL - Goodwill increased $518,000 to $1,012,000 at June 30, 1998 from $494,000 at December 31, 1997. This increase is primarily due to $375,000 of goodwill acquired in relation to the Heritage Merger and $184,000 acquired in the purchase of the loan production offices. The goodwill is being amortized over 10 years.

              DEPOSITS - Deposits increased $75.4 million to $145.8 million at June 30, 1998 from $70.4 million at December 31, 1997. This increase was primarily the result of the acquisition of $70.6 million of deposits from United Financial. The additional $4.8 million increase was comprised of an increase of $2.2 million in NOW and money market demand accounts, a decrease of $1.9 million in savings accounts and an increase of 4.5 million in time deposits.

              BORROWED FUNDS - Borrowed funds increased $17.6 million to $27.2 million at June 30, 1998 from $9.6 million at December 31, 1997. United Financial did not have any outstanding debt at the time of the Heritage Merger. The increase was due to $19.2 million in new FHLB advances less $10.2 million in repayments of FHLB advances and a net increase of $8.6 million in securities sold under repurchase agreements.

              LONG-TERM DEBT - This category decreased $2.35 million to zero from $2.35 million at December 31, 1997. The reduction was the result of a principal reduction payment of $75,000 made by Heritage in January 1998, and the balance of the long-term debt being paid on February 3, 1998 immediately preceding the Merger with funding from a corresponding $2,275,000 contribution of capital.

              STOCKHOLDERS' EQUITY - Stockholders' equity increased $27.6 million to $30.3 million at June 30, 1998 from $2.7 million at December 31, 1997. This increase is due to $1,069,000 of net income for the six months ended June 30, 1998 less cash dividends paid to shareholders of $424,000, a $37,000 decrease in unrealized gains associated with assets classified as available-for-sale being adjusted to market value, a $2.3 million contribution of capital, and $24.6 million, which is net of $180,000 of direct acquisition cost, of net stockholders' equity acquired in connection with the Heritage Merger.


2. MATERIAL CHANGES IN RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998, AND JUNE 30, 1997
       (Dollars in thousands)
       (Unaudited)
                                                     INCOME RECAP
                                          ----------------------------------
                                              THREE MONTHS ENDED JUNE 30,
                                          ----------------------------------
                                           1998          1997         Change
                                          ------        ------        ------
       Interest income                    $3,497        $1,385        $2,112
       Interest expense                    1,779           735         1,044
                                          ------        ------        ------
        Net interest income                1,718           650         1,068
       Provision for loan losses             175            93            82
       Non-interest income                   898           276           622
       Non-interest expense                1,492           527           965
                                          ------        ------        ------
        Income before income taxes           949           306           643
       Provision for income taxes            375            86           289
                                          ------        ------        ------
        Net income                        $  574        $  220        $  354
                                          ======        ======        ======

              The following chart compares the unaudited statement of income for the three months ended June 30, 1998 to the unaudited pro forma statement of income for the three months ended June 30, 1997. The unaudited pro forma combined financial information for the three months ended June 30, 1997 gives effect to the Heritage Merger based on the purchase accounting adjustments, estimates and other assumptions as if the Heritage Merger had become effective on January 1, 1997.

       UNITED FINANCIAL CORP.
       UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
       (Dollars in thousands, except per share data)
       (Unaudited)

                                              THREE MONTHS ENDED JUNE 30,
                                              ---------------------------
                                                  1998          1997
                                                 ------        ------
       Interest income                            3,497         3,233
       Interest expense                           1,779         1,597
                                                 ------        ------
        Net interest income                       1,718         1,636
       Provision for losses on loans                175            93
       Non-interest income                          898           425
       Non-interest expense                       1,492         1,076
                                                 ------        ------
        Income before income taxes                  949           892
       Provision for income tax expense             375           306
                                                 ------        ------
        Net income                               $  574        $  586
                                                 ======        ======
       Net income per share                      $  .34        $  .35
                                                 ------        ------
       Weighed average shares outstanding         1,698         1,698
                                                 ------        ------

       See Notes to Consolidated Condensed Financial Statements

              GENERAL - Consistent with the purchase method of accounting, the historical information being presented reflects only the operations of Heritage for the three months ended June 30, 1997.

              NET INCOME - Net income increased $353,600, or 16.1%, to $573,800 for the three months ended June 30, 1998 from $220,200 for the same period last year. Net income decreased $12,300 to $573,800 for the three months ended June 30, 1998 compared to pro forma net income of $586,100 for the same period last year.

              INTEREST INCOME - Interest income increased $2.1 million to $3.5 million for the three months ended June 30, 1998 from $1.4 million for the same period last year. The increase was primarily the result of income from the interest earning assets acquired in the Heritage Merger and an increase in interest earning assets from the same period in 1997. Interest income on loans receivable increased $1.5 million to $2.5 million for the three months ended June 30, 1998 from $1.0 million for the same period last year. Interest income on mortgage-backed securities increased $367,000 to $583,300 for the three months ended June 30, 1998 from $216,200 for the same period last year. Interest income on all other interest earning investments including investment securities increased $284,700 to $374,500 for the three months ended June 30, 1998 from $89,800 for the same period last year. Interest income increased 8.2%, or $.3 million, to $3.5 million for the three months ended June 30, 1998 compared to pro forma net income of $3.2 million for the same period in 1997.

              INTEREST EXPENSE - Total interest expense increased approximately $1.1 million or 142%, to $1.8 million for the three months ended June 30, 1998 from $.7 million for the same period last year. The increase was primarily the result of the deposit expense associated with the deposit base acquired in the Heritage Merger. Interest expense on deposits increased $.9 million to $1.5 million for the three months ended June 30, 1998 from $.6 million for the same period last year. Interest expense on FHLB advances and securities sold under agreements to repurchase increased $205,800 to $248,900 for the three months ended June 30, 1998 from $43,100 for the same period last year. This increase is primarily due to an increase in average interest bearing liabilities. Interest expense on long-term debt decreased $50,000 to zero for the three months ended June 30, 1998 from $50,000 for the same period last year. The decrease in interest expense on long-term debt is due to the fact that the debt was paid off on February 3, 1998 from cash provided by a capital contribution to the Company. Interest expense increased approximately $.2 million, or 11.4%, to $1.8 million for the three months ended June 30, 1998, compared to pro forma interest expense of $1.6 million for the same period last year.

              PROVISION FOR LOAN LOSSES - The provision for loan losses increased $82,600 to 175,000 for the three months ended June 30, 1998 as compared to $92,400 for the same period last year. The Company increased the provision for loan losses due to the increase in total loans held in its portfolio.

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

              NON-INTEREST INCOME - Non-interest income increased $621,900, or 225%, to $897,900 for the three months ended June 30, 1998 from $276,000 for the same period last year. This increase was primarily the result of loan origination fees and discounts increasing $520,000, or 319%, in the second quarter of 1998 compared to the same period last year. The Company sold two corporate bonds for a gain of $17,900 in the second quarter of 1998. Non-interest income increased $473,300 to $897,900 for the three months ended June 30, 1998 compared to pro forma non-interest income of $424,600 for the same quarter last year.

              NON-INTEREST EXPENSE - This category increased 1.0 million, or 183%, to $1.5 for the three months ended June 30, 1998 from $.5 million for the same period last year. This increase was primarily due to the Heritage Merger. Salary and employee benefits increased $553,300 to $844,400 for the three months ended June 30, 1998 compared to $291,100 for the same quarter last year. This increase was primarily due to the addition of the employees of United Bank. Net occupancy and equipment increased $96,900 to $155,500 for the three months ended June 30, 1998 from $58,600 for the same quarter last year. This increase was primarily due to the Heritage Merger and the acquisition of United Bank's four branches, as well as the purchase of three loan production offices. Non-interest expense increased $.4 million to $1.5 million for the three months ended June 30, 1998, compared to pro forma non-interest expense of $1.1 million for the same quarter last year.

              INCOME TAXES - Income tax expense increased $289,000 due to the $642,600 increase in income before taxes, which is tax affected for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans. Income tax expense was approximately $375,000 for the second quarter 1998 compared to pro forma income tax expense of $305,200 for the same period last year.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998, AND JUNE 30, 1997
       (Dollars in thousands)
       (Unaudited)
                                                      INCOME RECAP
                                          ----------------------------------
                                                 SIX MONTHS ENDED JUNE 30,
                                          ----------------------------------
                                           1998          1997         Change
                                          ------        ------        ------
       Interest income                    $6,312        $2,667        $3,645
       Interest expense                    3,222         1,426         1,796
                                          ------        ------        ------
        Net interest income                3,090         1,241         1,849
       Provision for loan losses             220            93           127
       Non-interest income                 1,410           527           883
       Non-interest expense                2,541         1,086         1,455
                                          ------        ------        ------
        Income before income taxes         1,739           589         1,150
       Provision for income taxes            670           216           454
                                          ------        ------        ------
        Net income                        $1,069        $  373        $  696
                                          ======        ======        ======



              The following unaudited pro forma combined financial information gives effect to the Heritage Merger based on the purchase accounting adjustments, estimates and other assumptions. The unaudited pro forma combined statement of income for the six months ended June 30, 1998 combines the historical consolidated statements of income of Heritage and United Financial as if the Merger had become effective on January 1, 1998. The unaudited pro forma combined statement of income for the six months ended June 30, 1997 combines the historical consolidated statements of income of Heritage and United Financial as if the Heritage Merger had become effective on January 1, 1997.

       UNITED FINANCIAL CORP.
       UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
       (Dollars in thousands, except per share data)
       (Unaudited)

                                               SIX MONTHS ENDED JUNE 30,
                                               -------------------------
                                                  1998          1997
                                                 ------        ------
       Interest income                            6,872         6,300
       Interest expense                           3,478         3,095
                                                 ------        ------
        Net interest income                       3,394         3,205
       Provision for losses on loans                225            93
       Non-interest income                        1,498           817
       Non-interest expense                       2,830         2,189
                                                 ------        ------
        Income before income taxes                1,837         1,740
       Provision for income tax expense             706           648
                                                 ------        ------
        Net income                               $1,131        $1,092
                                                 ======        ======
       Net income per share                      $  .67        $  .64
                                                 ------        ------
       Weighed average shares outstanding         1,698         1,698
                                                 ------        ------
       See Notes to Consolidated Condensed Financial Statements

              GENERAL - Consistent with the purchase method of accounting, the historical information being presented reflects only the operations of Heritage for the six months ended June 30, 1997. The statement of operations for the six months ended June 30, 1998 includes the results of operations of Heritage combined with the results of operations of United Financial commencing after the Heritage Merger on February 3, 1998.

              NET INCOME - Net income increased $696,300, or 187%, to $1,069,200 for the six months ended June 30, 1998 from $372,900 for the same period last year. Pro forma net income increased $38,500 to $1,130,600 for the six months ended June 30, 1998 from $1,092,100 for the same period last year.

              INTEREST INCOME - Interest income increased $3.6 million to $6.3 million for the six months ended June 30, 1998 from $2.7 million for the same period last year. The increase was primarily the result of income from the interest earning assets acquired in the Heritage Merger and an increase in interest earning assets from the same period in 1997. Interest income on loans receivable increased $2.4 million to $4.5 million for the six months ended June 30, 1998 from $2.1 million for the same period last year. Interest income on mortgage-backed securities increased $.6 million to $1.0 million for the six months ended June 30, 1998 from $.4 million for the same period last year. Interest income on all other interest earning investments including investment securities increased $635,400 to $803,700 for the six months ended June 30, 1998 from $168,300 for the same period last year. Pro forma interest income increased 9.1%, or $.6 million to $6.9 million for the six months ended June 30, 1998 from $6.3 million for the same period in 1997.

              INTEREST EXPENSE - Total interest expense increased approximately $1.8 million, or 126%, to $3.2 million for the six months ended June 30, 1998 from $1.4 million for the same period last year. The increase was primarily the result of the deposit expense associated with the deposit base acquired in the Heritage Merger. Interest expense on deposits increased $1.5 million to $2.8 million for the six months ended June 30, 1998 from $1.3 million for the same period last year. Interest expense on FHLB advances and securities sold under agreements to repurchase increased $354,900 to $440,100 for the six months ended June 30, 1998 from $85,200 for the same period last year. This increase is primarily due to an increase in average interest bearing liabilities. Interest expense on long-term debt decreased $86,400 to 11,900 for the three months ended June 30, 1998 from $98,300 for the same period last year. The decrease in interest expense on long-term debt is primarily due to the fact that the debt was paid off on February 3, 1998 from cash provided by a capital contribution to the Company. Pro forma interest expense increased approximately $.4 million, or 12.4%, to $3.5 million for the six months ended June 30, 1998 from $3.1 million for the same period last year.

              PROVISION FOR LOAN LOSSES - The provision for loan losses increased $127,600 to $220,000 for the six months ended June 30, 1998 as compared to $92,400 for the same period last year. The Company increased the provision for loan losses due to the increase in total loans held in its portfolio.

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

              NON-INTEREST INCOME - Non-interest income increased $.9 million or 167%, to $1.4 million for the six months ended June 30, 1998 from $.5 million for the same period last year. This increase was primarily the result of loan origination fees and discounts increasing $744,800, or 248%, in the six months ended June 30, 1998 compared to last same period year. The Company sold the Kemper U.S. Government mutual bond fund for a loss of $6,000 in the first quarter of 1998 and two corporate bonds for a gain of $17,900 in the second quarter of 1988. Pro forma non-interest income increased $.7 million to $1.5 million for the six months ended June 30, 1998 from $.8 million for the same period last year.

              NON-INTEREST EXPENSE - This category increased 1.4 million, or 187%, to $2.5 million for the six months ended June 30, 1998 from $1.1 million for the same quarter last year. This increase was primarily due to the Heritage Merger. Salary and employee benefits increased $.8 million to $1.4 million for the six months ended June 30, 1998 compared to $.6 million for the same period last year. This increase was primarily due to the addition of the employees of United Bank. Net occupancy and equipment increased $155,300 to $269,800 for the six months ended June 30, 1998 from $114,500 for the same quarter last year. This increase was primarily due to the Heritage Merger and the acquisition of United Bank's four branches, as well as the purchase of three loan production offices. Also included in non-interest expense were one-time Heritage Merger related costs incurred in the first quarter of approximately $85,000, and increased data processing expense and other services due to duplication of services prior to the merger of the Banks on May 4th, 1998. Pro forma non-interest expense increased $.6 to $2.8 million for the six months ended June 30, 1998 from $2.2 million for the same period last year.

              INCOME TAXES - Income tax expense increased $453,700 due to the $1,150,100 increase in income before taxes, which is tax affected for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans. Pro forma income tax expense was approximately $705,800 for the six month period ending June 30, 1998 compared to $647,600 for the same period last year.

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

       None

ITEM 3  DEFAULTS ON SENIOR SECURITIES.

       None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

       On May 18, 1998, United Financial Corp. held its Annual Meeting of Shareholders. The shareholders elected five directors and ratified KPMG Peat Marwick LLP as independent auditors for the Company.

       The shareholders of United Financial Corp. voted as follows with respect to the approval of the Directors:

                                               FOR              WITHHELD

       J. William Bloemendaal               1,571,604            4,675

       Elliott L. Dybdal                    1,571,604            4,675

       William L. Madison                   1,571,604            4,675

       Kevin P. Clark                       1,571,584            4,675

       Steve L. Feurt                       1,552,334            4,375

       To ratify appointment of KPMG Peat Marwick LLP as independent auditors for the Company:

                          For:         1,572,404
                          Against:           900
                          Abstain:         2,975

ITEM 5  OTHER INFORMATION.

         On July 8, 1998, the Company and Chouteau County Bancshares, Inc. (Chouteau) announced that they have signed a definitive merger agreement involving their previously announced merger. Chouteau is a bank holding company. Its wholly owned subsidiary, First State Bank of Fort Benton is a commercial bank with approximately $66 million in assets and one banking office in Fort Benton, Montana. The Company will serve as the parent company of the combined entity, which would include Heritage Bank and its subsidiary, Community Service Corporation, and First State Bank of Fort Benton and its subsidiary, Fort Benton Insurance Agency, Inc. The merger is subject to regulatory and shareholder approval.

         On August 7, 1998 the Federal Deposit Insurance Corporation ("FDIC") has approved the assumption of the insured deposits of Q Bank, Fort Benton, Montana, by Heritage State Bank, Fort Benton, a newly chartered banking subsidiary of the Company. Q Bank, with total assets of $15.1 million, was closed by Montana's Commissioner of Financial Institutions, and the FDIC was named receiver. The failed bank had total deposits of about $13.6 million. Q Bank had offices in Fort Benton and Geraldine, Montana. Heritage State Bank assumed the failed bank's deposits and purchased $2.5 million of the failed bank's assets. The Company paid a premium of $454,000 to the FDIC for the right to enter into this transaction.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

A.     The following exhibits are included herein:

Exhibit
Number       Description of Exhibit
-------      ----------------------
2.1          Agreement and Plan of Merger (Dated July 8, 1998 and entered into by and among United Financial Corp., Great Falls, Montana and
             Chouteau County Bancshares, Inc., Fort Benton, Montana)

27.1         Financial Data Schedule


B.   Reports on Form 8-K

     The Company did not file a current Report on form 8-K in the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                 United Financial Corp.



Date      August 14, 1998                        /s/ John M. Morrison
    ---------------------                        -------------------------------
                                                 John M. Morrison
                                                 Chairman and Chief
                                                 Executive Officer
                                                 (Duly Authorized
                                                 Representative)




Date      August 14, 1998                        /s/ Kurt R. Weise
    ---------------------                        -------------------------------
                                                 Kurt R. Weise
                                                 President and Chief
                                                 Operating Officer
                                                 (Duly Authorized
                                                 Representative)