Form 10-Q
period 1998-09-30
UNITED FINANCIAL CORP \MN\
filed 1998-11-16
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (Mark One)

            [X] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                         Commission file number: 0-28080

                             UNITED FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                              81-0507591
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          P.O. Box 2779; 120 1st Ave. North, Great Falls, Montana 59403
          -------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

                                 (406) 727-6106
               ---------------------------------------------------
               Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

            The number of shares outstanding of each of the Issuer's
               Classes of Common Stock, as of the latest date is:

       Class: Common Stock, No par value; Outstanding at November 9, 1998
                               -- 1,698,312 shares

                             UNITED FINANCIAL CORP.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS.................................................1

     Consolidated Condensed Statements of Financial Condition at
       September 30, 1998 (unaudited) and December 31, 1997....................1

     Consolidated Condensed Statements of Income - Three and Nine Months Ended
       September 30, 1998 and September 30, 1997 (unaudited)...................2

     Consolidated Condensed Statements of Cash Flows - Nine Months Ended
      September 30, 1998 and September 30, 1997 (unaudited)....................3

     Notes to Consolidated Condensed Financial Statements......................4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................13

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........21


PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS...................................................23

   ITEM 2 CHANGE IN SECURITIES................................................23

   ITEM 3 DEFAULTS ON SENIOR SECURITIES.......................................23

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............23

   ITEM 5 OTHER INFORMATION...................................................23

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K....................................23

SIGNATURES....................................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)
(Unaudited, except December 31)

                                                              SEPTEMBER 30,    December 31,
                                                              ------------     -----------
                                                                  1998             1997
                                                              ------------     -----------
ASSETS
Cash and cash equivalents                                     $    11,892            9,869
Time deposits in banks                                                 98               98
Investment securities available-for-sale                           55,354           14,219
Loans receivable, net                                             138,993           56,796
Loans held for sale                                                 5,180            1,467
Premises and equipment, net                                         3,478            1,636
Real estate owned, net                                                432               --
Accrued interest receivable                                         2,051              688
Federal Home Loan Bank stock, at cost                               1,130              404
Goodwill, net of accumulated amortization of $205 and
 150 at September 30, 1998 and December 31, 1997,
 respectively                                                         810              494
Cash surrender value of life insurance                                264              257
Due from FDIC                                                       1,192               --
Income tax receivable                                                  29               --
Other assets                                                        1,194              341
                                                              -----------      -----------
    Total assets                                              $   222,097      $    86,269
                                                              ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits                                                         161,602           70,386
 FHLB advances                                                     22,175            6,425
 Securities sold under agreements to repurchase                     5,169            3,173
 Accrued interest payable                                           1,275              807
 Advance payments by borrowers for taxes and insurance                709              138
 Income taxes payable                                                  --               34
 Other liabilities                                                    658              208
 Long-term debt                                                        --            2,350
                                                              -----------      -----------
    Total liabilities                                             191,588           83,521

Stockholders' equity:
 Preferred stock, no par value (2,000 shares authorized;
  none outstanding)                                                    --               --
 Common stock, no par value (8,000 shares authorized;
  1,698 outstanding)                                               28,002            1,080
 Retained earnings-partially restricted                             2,354            1,540
 Accumulated comprehensive income                                     153              128
                                                              -----------      -----------
    Total stockholders' equity                                     30,509            2,748
                                                              -----------      -----------
    Total liabilities and stockholders' equity                $   222,097      $    86,269
                                                              ===========      ===========

                                            Equity/Assets            13.7%             3.2%
                                         Book Value/Share     $     17.97      $      5.79

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                   1998          1997          1998          1997
                                                ---------     ---------     ---------     ---------
INTEREST INCOME
Loans                                           $   2,918     $   1,204     $   7,410     $   3,267
Mortgage-backed securities                            586           202         1,602           638
Investment securities                                 259            62           722           161
Other interest earning assets                         104            54           445           123
                                                ---------     ---------     ---------     ---------
    Total interest income                           3,867         1,522        10,179         4,189
INTEREST EXPENSE
Deposits                                            1,629           683         4,399         1,926
Short-term borrowings                                 429            98           869           183
Long-term debt                                         --            45            12           143
                                                ---------     ---------     ---------     ---------
    Total interest expense                          2,058           826         5,280         2,252
                                                ---------     ---------     ---------     ---------
    Net interest income                             1,809           696         4,899         1,937
Provision for loan losses                             115           100           335           193
                                                ---------     ---------     ---------     ---------
    Net interest income after provision for         1,694           596         4,564         1,744
        losses on loans
NON-INTEREST INCOME
Loan origination fees and discounts                   741           166         1,786           466
Loan servicing fees                                    23            17            61            51
Customer service charges                               88            77           245           209
FHLB stock dividends                                   20             7            56            19
Gain on sales of investment securities, net            --            --            12            --
Other income                                           46            34           168            83
                                                ---------     ---------     ---------     ---------
    Total non-interest income                         918           301         2,328           828
NON-INTEREST EXPENSE
Salaries and employee benefits                        903           297         2,306           865
Net occupancy and equipment expense                   164            55           434           170
Data processing expense                                89            48           231           144
Other expenses                                        497           213         1,223           520
                                                ---------     ---------     ---------     ---------
    Total non-interest expense                      1,653           613         4,194         1,699
                                                ---------     ---------     ---------     ---------
    Income before income taxes                        959           284         2,698           873
Provision for income tax expense                      365           118         1,035           334
                                                ---------     ---------     ---------     ---------
    Net income                                  $     594     $     166     $   1,663     $     539
                                                =========     =========     =========     =========
Net income per share                            $     .35     $     .35     $    1.07     $    1.13
                                                ---------     ---------     ---------     ---------
Weighed average shares outstanding                  1,698           475         1,550           475
                                                ---------     ---------     ---------     ---------

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        NINE MONTHS ENDED
                                                                 ------------------------------
                                                                 SEPTEMBER 30,     September 30,
                                                                     1998              1997
                                                                 ------------      ------------
OPERATING ACTIVITIES
Net income                                                       $      1,663      $        539
Adjustments to reconcile net income to net
 Cash provided by (used in) operating activities:
  Provision for loan losses                                               335               193
  Amortization of goodwill                                                 55                32
  Amortization of premiums on loans                                        61                 8
  Amortization of core deposit premium                                     10                --
  Depreciation and amortization of bank premises and
     equipment                                                            183                83
  Depreciation of real estate held for investment                          32                --
  Deferred loan fees, net                                                  (4)              (14)
  Amortization of discounts and premiums on investments, net                9               (38)
  Gain on sales of available-for-sale, net                                (12)               --
  Net change in loans held for sale                                    (2,015)              549
  Federal Home Loan Bank stock dividends                                  (59)              (19)
  Net change in income taxes payable                                     (159)               46
  Net change in accrued interest receivable                              (537)             (140)
  Net change in accrued interest payable                                  137                63
  Increase in the cash surrender value of life insurance                   (7)              (10)
  Net change in other assets                                              (96)                3
  Net change in other liabilities                                      (1,807)             (109)
                                                                 ------------      ------------
     Net cash provided by (used in) operating activities               (2,211)            1,186
                                                                 ------------      ------------
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale                  (8,617)           (1,498)
Purchases of mortgage-backed securities available-for-sale            (19,434)           (2,489)
Purchases of Federal Home Loan Bank stock                                (132)              (14)
Proceeds from maturities, calls, and pay-downs of securities
     available-for-sale                                                13,946             1,250
Mortgage-backed securities principal payments                          12,404             2,025
Proceeds from sale of investment securities available-for-
     sale                                                               5,716                --
Proceeds from sale of real-estate held for investment                     360                --
Net change in loans receivable                                        (42,172)          (11,067)
Purchases of premises and equipment                                      (349)              (91)
Purchase of loan production offices                                      (225)               --
Cash collected from FDIC, net of acquired State Bank's cash
     and cash equivalents                                               9,965                --
Acquired United Financial Corp.'s cash and cash equivalents             8,113                --
                                                                 ------------      ------------
     Net cash used in investing activities                            (20,425)          (11,884)
                                                                 ------------      ------------
FINANCING ACTIVITIES
Net increase in deposits                                                7,955             8,104
Net increase in Federal Home Loan Bank advances                        15,750             4,500
Net increase(decrease)in securities sold under repurchase
     agreements                                                         1,996            (5,405)
Net increase in advance by borrowers for taxes and insurance              307               155
Payments on long-term debt                                             (2,350)             (100)
Cash dividends paid to stockholders                                    (1,274)               --
Capital contribution                                                    2,275                --
                                                                 ------------      ------------
     Net cash provided by financing activities                         24,659             7,254
                                                                 ------------      ------------
Increase (decrease) in cash and cash equivalents                        2,023            (3,444)
Cash and cash equivalents at beginning of year                          9,869            10,089
                                                                 ------------      ------------
     Cash and cash equivalents at end of period                  $     11,892      $      6,645
                                                                 ============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
-------------------------------------------------------------
Cash payments for interest                                       $      5,096      $      2,188
Cash payments for income taxes                                   $      1,195      $        211



See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.     GENERAL

              United Financial Corp.("United") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 other Montana communities. Substantially all of United's banking business is currently conducted through its wholly-owned subsidiary Heritage Bank. United had assets of approximately $222 million, deposits of approximately $162 million and stockholders' equity of approximately $31 million at September 30, 1998. United is the result of the merger on February 3, 1998 (the "Heritage Merger") of two Montana-based savings and loan holding companies of relatively comparable size: Heritage Bancorporation ("Heritage") and United Financial Corp. as it existed prior to the Heritage Merger ("Old United"). Heritage Bank is the result of the subsequent merger in May 1998 of the savings association subsidiaries of these two holding companies: United Savings Bank, F.A., the savings institution subsidiary of Old United ("United Bank"), and Heritage Bank, the savings institution subsidiary of Heritage. After the Heritage Merger, the new management of United significantly changed United's business strategy to a more growth-oriented expansion strategy. See note 2 - Heritage Merger.

              Heritage Bank is a federally chartered stock savings bank with full service banking offices located in Chester, Glendive, Great Falls, Havre and Shelby, Montana, and loan production offices located in Bozeman, Hamilton, Kalispell, Libby, Missoula and Polson, Montana. Heritage Bank is engaged in the community banking business of attracting deposits from the general public through its offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. A substantial part of United's banking business is conducted in the Great Falls area. Heritage Bank also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

              Heritage Bank's financial condition and results of operations, and therefore the financial condition and results of operation of United, are dependent primarily on net interest income and fee income. Heritage Bank's financial condition and results of operations are also significantly influenced by local and national economic conditions, changes in market interest rates, governmental policies, tax laws and the actions of various regulatory agencies.

              In August 1998, United organized a Montana state chartered banking subsidiary, Heritage State Bank ("State Bank") to acquire a portion of the assets of a failed commercial bank in Fort Benton, Montana. See note 20 - Recent Development. As a result of the formation of State Bank, United, which was formerly regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, became a bank holding company subject to supervision by the Federal Reserve Board. Heritage Bank, as a federally chartered savings institution, remains subject to supervision by the OTS as its principal regulator and both Heritage Bank and State Bank, as financial institutions with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), remain subject to regulation by the FDIC.

              Heritage Bank has a wholly owned subsidiary, Community Service Corporation ("CSC"), which owns and manages real estate held for investment. United, Heritage Bank, State Bank and CSC are collectively referred to herein as "United."

2.     HERITAGE MERGER

              On February 3, 1998, Heritage merged into United, and an aggregate of 475,000 shares (or 28%) of United Common Stock was issued to the former shareholders of Heritage (the "Former Heritage Shareholders"). At that time, the United Board was increased to nine members and five persons nominated by the Former Heritage Shareholders (the "Heritage Nominees") were elected to the United Board. Subsequently, a non-Heritage Nominee resigned from the United Board. In May 1998, two senior officers of Heritage Bank were elected to the United Board. The Heritage Nominees and former Heritage senior officers presently constitute a majority of the United Board.

              The Heritage Merger was treated as a reverse acquisition and accounted for as a purchase in accordance with generally accepted accounting principles. Because the shareholders and management of Heritage controlled the operations of United after the Heritage Merger, Heritage was considered the acquirer for accounting purposes. Accordingly, the historical statements of operations of United now are the historical financial statements of Heritage and do not include the results of Old United for periods prior to the Heritage Merger. At the time of the Heritage Merger, Old United had approximately $96 million of assets, $71 million of deposits and $40 million of loans, and Heritage had approximately $90 million of assets, $69 million of deposits and $60 million of loans.

              The new management of United has changed United's business strategy as it existed prior to the Heritage Merger and is engaging in a growth-oriented expansion strategy by pursuing internal and external growth opportunities, when available. United is in the process of expanding the customer base of Heritage Bank by emphasizing commercial, agricultural and consumer loans as well as the mortgage business previously emphasized by United Bank. Management will consider pursuing external growth through opening new branches, possible acquisitions of other financial institutions, as well as expansion of the geographic area currently served. This strategy is consistent with the growth-oriented expansion pursued by Heritage prior to the Heritage Merger.

              United's new business strategy may subject United to a greater degree of risk. Historically, Old United had concentrated on residential lending, as home loans were believed to present the least amount of risk. Commercial real estate loans, commercial loans and consumer loans, which constituted a larger portion of Heritage's portfolio and lending activities, had been made by Old United only on a limited basis. Risks associated with this new business strategy include increased risk of losses on loans, provision for loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions, and problems relating to the management of growth. There can be no assurance that United will be successful in instituting this new business strategy or in managing growth.

3.     MARKET AREA AND COMPETITION

              Prior to the Heritage Merger, Old United's primary market area had been the Great Falls, Montana metropolitan area and the areas surrounding its offices in Glendive, Havre and Shelby, Montana. With the Heritage Merger, Chester, Montana was added as a market area as well as the market area served by a Loan Production Office ("LPO") in Bozeman. Since the Heritage Merger, United has also added offices in Fort Benton and Geraldine and LPOs in Hamilton, Kalispell, Libby, Missoula and Polson, Montana.

              Great Falls, the county seat of Cascade County and a regional trade center, is one of the largest cities in Montana. The estimated 1997 Great Falls and Cascade county populations were approximately 58,000 and 81,000, respectively. The economy of Great Falls is largely based on agriculture, health care and Department of Defense activities. Malmstrom Air Force Base ("MAFB"), which employs over 4,000 people, is the largest employer in Great Falls and Cascade County. Reduction in size or closure of MAFB would adversely affect United.

              The economies of Chester, Glendive, Fort Benton, Geraldine, Havre and Shelby, Montana are dependent to a large extent on agricultural, livestock and railroad activities. Areas served by United's LPOs are less dependent upon agriculture. Areas such as, Bozeman, Hamilton, Kalispell, Missoula and Polson are also supported in part by tourism and higher education. Nevertheless, agriculture is the predominant activity in the State of Montana and any adverse trend could adversely affect United.

              Heritage Bank and State Bank, like other depository institutions, are operating in a rapidly changing environment and, therefore, face considerable competition in the attraction of deposits and the origination of loans. Historically, the most direct competition for deposits has come from other savings institutions, credit unions and commercial banks. There are approximately 30 depository institutions, commercial banks, credit unions and savings institutions with offices in United's market areas. Non-depository financial service organizations, primarily in the securities and insurance industries, have also become competitors for retail savings and investment funds. United's deposit programs compete with money market mutual funds, government securities and other investment alternatives. United competes for deposits by offering a variety of deposit accounts at interest rates based upon market conditions, convenient business hours, quality service and convenient branch locations.

4.     OTHER ACTIVITIES

              United has no direct subsidiaries other than Heritage Bank and State Bank. Heritage Bank has a wholly owned service corporation, CSC, which owns and manages a limited amount of real estate held for investment. As a result of United recently becoming a bank holding company, United will be required to divest CSC within two years of the date United became a bank holding company. Heritage Bank also holds an 11% ownership interest in Bankers' Resource Center, a computer data center, which provides certain data processing services to Heritage Bank and other financial institutions in Montana.

5.     BASIS OF PRESENTATION

              United's consolidated financial statements, included herein, have been prepared in accordance with Generally Accepted Accounting Principals ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and changes in cash flows for the periods disclosed. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results anticipated for the year ending December 31, 1998. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1997.

              Consistent with Heritage being the acquiring corporation for accounting purposes, the historical financial statements of United, for periods prior to the Heritage Merger, are those of Heritage, and not Old United as it existed prior to the Heritage Merger. Accordingly, the historical statements of operations of United reflect only the operations of Old United commencing with the closing date of the Merger. Under the purchase method of accounting, the assets and liabilities of Old United and its subsidiary were adjusted to their estimated fair values and combined with the historical book values of the assets and liabilities of Heritage. The actual revaluation of Old

       United's net assets acquired is subject to the completion of studies and evaluations of management.

6.     COMPREHENSIVE INCOME

              In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the some prominence as other financial statements. United adopted the provisions of SFAS No. 130 as of January 1, 1998.

       COMPREHENSIVE INCOME DISCLOSURE:
       (In thousands)
       (Unaudited)

                                            THREE MONTHS ENDED                     Three Months Ended
                                            SEPTEMBER 30, 1998                     September 30, 1997
                                    ----------------------------------     ----------------------------------
                                     Before        Tax         After        Before        Tax         After
                                       Tax       Expense        Tax           Tax       Expense        Tax
                                    --------     --------     --------     --------     --------     --------
       Unrealized holding gains
         arising during period      $    249     $     96     $    153     $    187     $     69     $    118
       Less: reclassification
         adjustment for gains
         included in net income           --           --           --           --           --           --
                                    --------     --------     --------     --------     --------     --------
       Net unrealized gains on
         securities                 $    249     $     96     $    153     $    187     $     69     $    118
                                    ========     ========     ========     ========     ========     ========

                                             NINE MONTHS ENDED                     Nine Months Ended
                                             SEPTEMBER 30, 1998                    September 30, 1997
                                    ----------------------------------     ----------------------------------
                                     Before        Tax         After        Before        Tax         After
                                       Tax       Expense        Tax           Tax       Expense        Tax
                                    --------     --------     --------     --------     --------     --------

       Unrealized holding gains
         arising during period      $    261     $    101     $    160     $    187     $     69     $    118
       Less: reclassification
         adjustment for gains
         included in net income           12            5            7           --           --           --
                                    --------     --------     --------     --------     --------     --------
       Net unrealized gains on
         securities                 $    249     $     96     $    153     $    187     $     69     $    118
                                    ========     ========     ========     ========     ========     ========

7.     RECLASSIFICATIONS

              Certain reclassifications have been made to the September 30, 1997 and December 31, 1997 financial statements to conform to the September 30, 1998 presentation.

8.     CASH EQUIVALENTS

              For purposes of the Consolidated Condensed Statements of Cash Flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

9.     LENDING ACTIVITIES

              Lending activities are United's primary source of both interest income and fee income. United's interest income from loans receivable was approximately $7.4 million and $3.3 million, or approximately 59.2% and 65.1% of total income for the nine months ended September 30, 1998 and 1997 respectively. To date, United's principal lending activity has been the origination of residential loans on existing real estate, including conventional residential real estate loans (loans which are neither insured nor partially guaranteed by government agencies) and residential real estate loans insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"). In the first nine months of 1998, United has used increased FHLB borrowings, repurchase agreements and certain maturing assets that were formerly invested by Old United in investment securities, as well as cash equivalents and deposits, to expand its loan portfolio. Accordingly, its interest income from loans receivable, as well as the percentage of total income represented by interest from loans receivable, has increased.

              Although Old United and Heritage were of comparable size at the time of the Heritage Merger, the composition of their assets and loan portfolios, and their lending policies, differed substantially. Approximately 85% of the loan portfolio of Old United at December 31, 1997 consisted of first mortgage loans (including over 55% of the total portfolio in 1-4 residential loans), while only 7%, 7% and 1% represented consumer, commercial and agricultural non-mortgage loans, respectively. In contrast, only approximately 65% of the loan portfolio of Heritage at December 31, 1997 consisted of first mortgage loans (including less than 39% in residential mortgage loans), while 20%, 4% and 9% consisted of commercial, agricultural and consumer non-mortgage loans, respectively. In general, the lending operations of Heritage more closely paralleled the lending activities of a commercial bank than a savings bank. As a result of the Heritage Merger, United now uses the lending policies, guidelines and procedures of Heritage and, accordingly, is placing more emphasis on commercial and consumer lending and effective use of its capital.

10.    INVESTMENT PORTFOLIO

              The investment activities of United are designed to provide an investment alternative for funds not presently required to meet loan demand, assist Heritage Bank and State Bank in meeting potential regulatory liquidity requirements, assist in maximizing income consistent with quality and liquidity requirements, supply collateral to secure public funds and retail repurchase agreements, provide a means for balancing market and credit risks, and provide consistent income and market value throughout changing economic times.

              United's portfolio consists primarily of obligations of U.S. government and its agencies and mortgage-backed securities, state and local governments, and agency collateralized obligation securities. United's investment portfolio does not contain concentration of investments in any one issuer in excess of 10% of United's total investment portfolio. Exempt from this calculation are securities of the U.S. government and U.S. government agencies. All of United's investments are classified as available-for-sale.

11.    DEPOSIT ACTIVITIES

              Deposits are attracted from within United's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, United considers current market interest rates, profitability to United, matching deposit and loan products offered by its competition and its customer preferences and concerns. United reviews its deposit mix and pricing weekly.

              Early withdrawal from time deposits subjects the depositor to an early withdrawal penalty which is currently equal to six months of simple, nominal interest when the original maturity is longer than one year, three months of simple, nominal interest when original maturity is 92 days to one year, and all interest earned when original maturity is 91 days or less.

              As a matter of policy, United does not accept, place or solicit brokered deposits. Although deposits are not solicited outside of Montana, traditionally, a small number of United's depositors have resided outside Montana. As market demand generally dictates deposit maturities and rates, United intends to continue to offer those types of accounts that have broad market appeal.

12.    BORROWINGS

              United relies on borrowings from the Federal Home Loan Bank ("FHLB") of Seattle to finance its short-term, and increasingly its longer term, financing needs. The FHLB of Seattle functions as the central reserve bank providing credit for savings institutions and certain other member financial institutions. In recent periods, borrowings from the FHLB of Seattle have been available at rates that are as favorable, or more favorable, than the rates that United would be required to pay on deposits. Further, borrowings from the FHLB are available at various maturities, facilitating the accurate matching of asset and liability maturity dates. United has used these available borrowings during the past nine months in part to fund expansion of its lending activities.

              As a member of the FHLB of Seattle, Heritage Bank is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of specified collateral. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Heritage Bank's currently established available FHLB advance credit line is 25% of assets. The FHLB of Seattle is required to review its credit limitations and standards at least annually. At September 30, 1998 and at December 31, 1997, $22,175,000 and $6,425,000, respectively, of FHLB advances were outstanding.

              United also generates funds through the sale of investment securities under agreements requiring their repurchase at a premium that represents interest. The securities underlying agreements to repurchase are for the same securities originally sold and are held in a custody account by a third party. United had $5.2 million and $3.2 million of securities sold under repurchase agreements at September 30, 1998 and at December 31, 1997, respectively.

13.    STOCKHOLDERS' EQUITY

                  Stockholder's equity increased $27,761,000 from December 31, 1997 of which $24,647,000 was the purchase price consideration of the stock deemed to be issued to Old United in connection with the Heritage Merger. A capital contribution of $2,275,000 was made just prior to the Heritage Merger and the proceeds were used to pay-off the outstanding long-term debt of Heritage as part of the conditions of the Heritage Merger. United had net income for the nine months ended September 30, 1998 of $1,663,000. United paid cash dividends to shareholders totaling $1,274,,000. There was a $25,000 increase in the unrealized gain on investment securities available for sale. The balance of paid-in capital was capitalized into common stock due to the fact that United's stock has no par value.

                  On February 3, 1998, United issued a warrant (the Warrant) to purchase 10,000 shares of its common stock to D.A. Davidson & Co., exercisable at the price of $26.25 per share, in exchange for investment banking services provided to United.

14.    COMPUTATION OF NET INCOME PER SHARE

              Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity. The only potential common shares are the warrants issued to D. A. Davidson. Basic and diluted EPS are the same, as the potential common shares do not have a material impact.

15.    DIVIDENDS DECLARED

              On October 19, 1998, the Board of Directors of United declared a third-quarter cash dividend of $.25 per share, payable November 23, 1998, to shareholders of record on November 9, 1998.

16.    YEAR 2000

              Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations, including production of erroneous data, inability to process transactions, and other operational problems. As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known, and, if not corrected in a timely manner, could affect United as well as the U.S. and world economy.

              United has undertaken efforts to address Year 2000 issues. United has formed a project team, including the President and Operations Officer of Heritage Bank, a contracted Year 2000 compliance person and a contracted computer consulting firm, to evaluate the Year 2000 impact on United's mission-critical computer hardware and software and embedded technologies in its physical plant and automated equipment (such as ATMs, proof machines, vaults and security systems). Heritage Bank is also in the process of ascertaining the Year 2000 readiness of its customers. As a result of the recent merger of United Bank into Heritage Bank, the project team is in the process of reevaluating its Year 2000 readiness. In addition to evaluating the scope of Year 2000 issues, the project team is in the process of prioritizing tasks, developing implementation plans and establishing completion and testing schedules. United is replacing, modifying or reprogramming certain systems, is requiring that new purchased hardware and software be Year 2000 compliant and continuing to test its systems.

              The majority of Heritage Bank's information processing is performed by Banker's Resource Center, of which Heritage Bank is an 11% owner. Banker's Resource Center is regulated by banking regulators, has had various exams by banking regulators and is currently in the process of conducting Year 2000 certification testing. Banker's Resource Center provides periodic reports to Heritage Bank on the status of its Year 2000 project readiness. During the past two years, and also in conjunction with merging the operations of Heritage Bank and United Bank in May 1998, United has upgraded the majority of its internal computer hardware and software to Year 2000 compliant systems. Additionally, all of United's personal computers are being tested by its computer consulting firm. United has a budget of $105,000 for replacement of teller equipment, its telephone system and other Year 2000 costs. To date, approximately $60,000 has been spent on the Year 2000 project.

              Apart from United's Year 2000 efforts, federal banking regulators conduct special examinations of FDIC insured banks and savings associations to determine whether they are taking necessary steps to prepare for the Year 2000 issue. These agencies are closely monitoring the progress made by these institutions in completing key steps required by their individual Year 2000 plans. The OTS, which regulates Heritage Bank, conducted an onsite Year 2000 examination in May 1998 and has scheduled a follow-up examination for November 1998.

              United expects that replacement, renovation and testing of its critical internal computer hardware and software and embedded technologies will be substantially complete by December 31, 1998, which will allow time for necessary refinements and additional testing before December 31, 1999.

              Ultimately, the potential impact of Year 2000 issues will depend not only on the success of the corrective measures that United undertakes, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, counterparts, utilities, governmental agencies and other entities with which United does business. United is communicating with some of these parties to heighten their awareness of Year 2000 issues, to learn how they are addressing them and to evaluate any likely impact on United. United also is asking important vendors for commitment dates for their Year 2000 readiness and delivery of compliant software and other products. In addition, United is monitoring the Year 2000 preparations of entities such as the Federal Reserve, which provides services for processing and settling payments and securities transactions between banks. Year 2000 efforts of third parties are not within United's control, however, and their failure to remediate Year 2000 issues successfully could result in business disruption, increased operating cost and increased credit risk for United. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on United's future results of operations and financial condition. The United Board is currently evaluating the possible allocation of a portion of its loan loss reserve specifically to potential losses from Year 2000 complications, particularly with its commercial loan customers. United is developing a contingency plan to mitigate potential delays or other problems, in the event of various problem scenarios and intends to assess such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers.

              The foregoing discussion regarding Year 2000, including the discussion of the timing and effectiveness of implementation and cost of United's Year 2000 project, contains forward-looking statements, which are based on management's best estimates derived using various assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, the availability to locate and correct all relevant computer codes, and its ability to respond to unforeseen Year 2000 complications. Such material differences could result in, among other things, business disruption, operating problems, financial loss, legal liability and similar risks.

17.    RELATED PARTIES

              Central Financial Services, Inc. ("CFS") provides various management services to United, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by United's Chairman of the Board of Directors and largest shareholder. CFS fees were $99,000, and $60,000 for the nine months ended September 30, 1998 and 1997, respectively.

18.    COMMITMENTS AND CONTINGENCIES

              Heritage Bank has sold loans to various investors in the secondary market under sales agreements which contain repurchase provisions. Under the repurchase provisions, Heritage Bank may be required to repurchase a loan if a borrower becomes 90 days delinquent any time during the first seven months, or at any time during the life of the loan if it is determined that appropriate underwriting guide lines were not followed at the inception of the loan. The balance of loans sold with repurchase provisions remaining at September 30, 1998 is approximately $45.1 million. No loans were repurchased by Heritage Bank during the first nine months of 1998 and only one loan was repurchased during 1997 for $95,000. Total loans sold during the first nine months of 1998 were approximately $53.6 million.

              In June 1997, Heritage Bank entered into a five-year service contract for data processing services with Banker's Resource Center. In the event of early termination of the service contract by Heritage Bank, the bank has agreed to pay an amount equal to fifty percent of the average monthly fee paid for services multiplied by the number of months remaining under the term of the contract.

              Heritage Bank has a Salary Continuation Agreement with its President, Kevin P. Clark. The agreement contains a lifetime retirement benefit, a disability benefit, a change of control benefit and a death benefit. The benefits are based on Mr. Clark's years of service. Heritage Bank owns two single premium insurance policies in connection with this agreement. The policies have a cash value at September 30, 1998 of $264,000.

              At the July 1998 board meeting of United, the United Financial Corp. Stock Appreciation Rights Plan was adopted. The plan is essentially a cash bonus program tied to the price movement of United common stock. Awards totaling 26,500 shares were made and approved by the board. The strike price was $28.06 per share. The cash award payable under the plan will equal the number of shares awarded to an employee multiplied by the employees vesting percentage, multiplied by the excess of the stock price over the strike price. Each employee has a three year vesting period. As of September 30, 1998, no accrual for liabilities under the plan was necessary. See exhibit 10.1 for the plan.

19.    SIGNIFICANT TRANSACTIONS

              In February 1998, Heritage Bank purchased the assets of three loan production offices located in Missoula, Hamilton and Libby, Montana, for approximately $225,000.

              On June 30, 1998, United sold real estate held for investment consisting of a twenty-four unit apartment building owned and managed by Heritage Bank's subsidiary, Community Service Corporation, for $360,000 in cash with no book gain or loss.

              On August 7, 1998, United, through its newly formed Montana state-chartered commercial banking subsidiary, State Bank, acquired certain assets and assumed insured deposits of approximately $12.7 million of Q Bank, which was declared a failed bank by federal and state banking regulatory authorities on August 7, 1998. Q Bank's Fort Benton, Montana and Geraldine, Montana branches were reopened on August 10, 1998 as branches of State Bank. State Bank paid a $454,000 premium for the right to acquire such assets and assume Q Bank's insured deposits.

20.    RECENT DEVELOPMENT

              On August 26, 1998, United announced that it had signed agreements to acquire approximately 24.2% of Valley Bancorp. Valley Bancorp is a bank holding company located in Phoenix, Arizona and is the parent company of Valley Bank of Arizona, a state chartered commercial bank, with assets of $45 million, deposits of $38 million and loans of $22 million as of September 30, 1998. United intends to acquire, for $6.25 per share, 267,705 shares of Valley Bancorp from various stockholders and 150,000 shares held by CFS. United currently owns 13,000 shares of Valley Bancorp. United received approval from the Federal Reserve Board for the acquisition of such shares on October 22, 1998. See exhibits - 10.1 and
       10.2 - Stock Purchase Agreements.

21.    SUBSEQUENT EVENT

              On October 5, 1998, United announced that the board of directors had terminated the definitive merger agreement with Chouteau County Bancshares Inc. ("Chouteau") of Fort Benton, Montana as a result of the depressed agricultural economy and other market conditions. United had previously announced on July 8, 1998 that it and Chouteau had signed a definitive merger agreement to acquire Chouteau, the parent of First State Bank of Fort Benton and Fort Benton Insurance Agency Inc.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE YEAR ENDED DECEMBER 31, 1997.

       (In thousands)
       (Unaudited, except December 31)

                                                                    SELECTED FINANCIAL CONDITION RECAP
                                           ----------------------------------------------------------------------------------
                                                                                                                    Heritage
                                                                                                 Old United        State Bank
                                                                                                  Acquired          Acquired
                                           SEPT. 30,          Dec. 31,                             Feb. 3,           Aug. 7,
                                              1998              1997             Change              1998              1998
                                           ---------         ---------         ---------          ---------         ---------
       Total assets                        $ 222,097         $  86,269         $ 135,828          $  98,039         $  13,211
       Cash and cash equivalents              11,892             9,869             2,023              8,113               268
       Mortgage-backed securities             38,722            10,664            28,058             20,967                55
       Investment securities                  16,632             3,555            13,077             23,417               662
       Loans receivable, net                 138,993            56,796            82,197             39,551               855
       Loans held for sale                     5,180             1,467             3,713              1,698                --
       FHLB stock                              1,130               404               726                535                --
       Real estate owned, net                    432                --               432                824                --
       Premises and equipment, net             3,478             1,636             1,842              1,635                --
       Goodwill, net                             810               494               316                371                --
       Due from FDIC                           1,192                --             1,192                 --            10,889
       All other assets                        3,636             1,384             2,252                928               482
       Deposits                              161,602            70,386            91,216             70,586            12,665
       Borrowed funds                         27,344             9,598            17,746                 --                --
       Long-term debt                             --             2,350            (2,350)                --                --
       All other liabilities                   2,642             1,187             1,455              2,806               546
       Total liabilities                     191,588            83,521           108,067             73,392            13,211
       Stockholders' equity, net              30,509             2,748            27,761             24,647                --


              GENERAL - The consolidated financial statements for the year ended December 31, 1997 contained herein, reflect the historical financial position and results of operations of Heritage Bank and thus do not reflect or include the financial position and results of operations of Old United.

              Total assets increased $135.8 million to $222.1 million at September 30, 1998 from $86.3 million at December 31, 1997. The increase in assets was primarily the result of the acquisition of $98.0 million of assets from Old United in connection with the Heritage Merger and $12.7 million of assets (including cash due from FDIC) associated with the formation of State Bank. Mortgage-backed securities increased $28.0 million, investment securities increased $13.0 million and net loans receivable increased $82.2 million. The rapid growth in the first nine months of 1998 reflects the application of the lending and investment policies of Heritage Bank to the United organization. In addition, deposits increased $91.2 million and stockholders' equity increased $27.8 million.

              MORTGAGE-BACKED & INVESTMENT SECURITIES - Mortgage-backed securities increased $28.0 million to $38.7 million at September 30, 1998 from $10.7 million at December 31, 1997. The increase was the result of the acquisition of $21.0 million of mortgage-backed securities associated with the Heritage Merger and less than $.1 million of mortgage backed securities associated with the formation of State Bank and $19.4 million of purchases, partially offset by $12.4 million of principal repayments.

              Investment securities increased $13.1 million to $16.6 million at September 30, 1998 from $3.5 million at December 31, 1997. The increase was the result of the acquisition of $23.4 million of investment securities related to the Heritage Merger, the acquisition of $.7 million of investment securities associated with the formation of State Bank and the purchase of $8.6 million of investment securities. These increases were offset by the sale of the $5.3 million Kemper U.S. Government bond mutual fund at a realized loss of $6,000, the sale of two corporate bonds with a book values of $.4 million for a gain of $18,000 and $13.9 million of calls, maturities, and principal payments on other investments securities.

              A comparison of the amortized cost and estimated fair value of United's available for sale investment portfolio at the dates indicated is as follows:

                                 (In thousands)
                       (Unaudited, except for December 31)

                                        SEPTEMBER 30, 1998
                                                        GROSS          GROSS        ESTIMATED
                                        AMORTIZED    UNREALIZED     UNREALIZED         FAIR
                                           COST         GAINS         LOSSES          VALUE
                                       ----------    ----------     ----------     ----------
       U.S. GOVERNMENT AND AGENCIES    $   15,198    $       79     $      (22)    $   15,255
       MORTGAGE-BACKED SECURITIES          38,580           206            (64)        38,722
       MUNICIPAL BONDS                      1,210            60             (3)         1,267
       OTHER INVESTMENTS                      117            --             (7)           110
                                       ----------    ----------     ----------     ----------
                                       $   55,105    $      345     $      (96)    $   55,354
                                       ==========    ==========     ==========     ==========

                                        December 31, 1997
                                                        Gross          Gross        Estimated
                                        Amortized    Unrealized     Unrealized         Fair
                                           Cost         Gains         Losses          Value
                                       ----------    ----------     ----------     ----------

       U.S. Government and agencies    $    1,890    $       21     $       (2)    $    1,909
       Mortgage-backed securities          10,529           152            (17)        10,664
       Municipal bonds                      1,207            40             (8)         1,239
       Other investments                      390            17             --            407
                                       ----------    ----------     ----------     ----------
                                       $   14,016    $      230     $      (27)    $   14,219
                                       ==========    ==========     ==========     ==========

                  ANALYSIS OF INVESTMENT YIELDS AND MATURITIES
                                 (In thousands)
                       (Unaudited, except for December 31)

                                       SEPTEMBER 30, 1998
                                          UP TO         1 - 5          5 - 10        10 YEARS        TOTAL
                                         1 YEAR         YEARS          YEARS        AND BEYOND
                                       ----------     ----------     ----------     ----------     ----------
       U.S. GOVERNMENT AND AGENCIES    $    2,314     $   12,438     $      503             --     $   15,255
       MORTGAGE-BACKED SECURITIES           1,962         11,956          3,817         20,957         38,722
       MUNICIPAL BONDS                         10            147          1,056             54          1,267
       OTHER SECURITIES                       110             --             --             --            110
          TOTAL INVESTMENTS            $    4,396     $   24,571     $    5,376     $   21,011     $   55,354
                                       ==========     ==========     ==========     ==========     ==========
       WEIGHTED AVERAGE YIELD                 7.7%           6.0%           6.3%           5.9%           6.1%

                                       December 31, 1997
                                          Up to         1 - 5          5 - 10        10 Years        Total
                                         1 Year         Years          Years        and Beyond
                                       ----------     ----------     ----------     ----------     ----------

       U.S. Government and agencies            --     $    1,402     $      507             --     $    1,909
       Mortgage-backed securities             884          5,024          1,125          3,631         10,664
       Municipal bonds                         --             67          1,069            103          1,239
       Other securities                        --             --            407             --            407
                                       ----------     ----------     ----------     ----------     ----------
          Total investments            $      884     $    6,493     $    3,108     $    3,734     $   14,219
                                       ==========     ==========     ==========     ==========     ==========
       Weighted average yield                 5.6%           6.7%           6.3%           7.4%           6.7%

              Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers have the right to prepay obligations with or without penalties.

              LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $82.2 million to $139.0 million at September 30, 1998 from $56.8 million at December 31, 1997. This increase was partially due to the acquisition of $39.5 million of net loans receivable in connection with the Heritage Merger and $.9 million of net loan receivable in connection with the formation of State Bank. The additional $42.2 million loans receivable increase is a direct result of strong loan demand generated through officer call programs, increased market area, continued purchase of participation loans and lease financing loans, and a favorable interest rate environment in the past nine months. Heritage Bank recently established two additional loan production offices in the western Montana cities of Kalispell and Polson and the formation of State Bank added two branches in Fort Benton and Geraldine, Montana. The Heritage Bank diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $ million of participation and purchased loans as of September 30, 1998. Heritage Bank sells and retains servicing for a portion of its residential real estate loans to agencies of Montana such as the Montana Board of Investments and the Montana Board of Housing.

              During the nine months ended September 30, 1998, loans held for sale increased $3.7 million to $5.2 million at September 30, 1998 from approximately $1.5 at December 31, 1997. This increase was partially due to the acquisition of $1.7 million of loans held for sale in connection with the Heritage Merger. Approximately $55.6 million loans were originated for sale and $53.6 million of loans were sold to the secondary market during the nine month period ending September 30, 1998.

              ALLOWANCE FOR LOAN LOSSES - The loan loss reserve at September 30, 1998 was $1,485,000 compared to $846,000 at December 31, 1997. The
       $639,000 increase in the reserve was primarily the result of $302,000 of loan loss reserves acquired in connection with the Heritage Merger, $31,000 of loan loss reserves acquired in the formation of State Bank and a provision for loan losses of $335,000 for the nine months ended

       September 30, 1998. Loans in the amount of $29,000 were determined by management to be uncollectable and subsequently charged-off. However, management aggressively pursues recoveries. The loan loss reserve at September 30, 1998 is an amount which management believes is adequate given the low level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at September 30, 1998 was 1.06%.

              NON-PERFORMING ASSETS - When a borrower fails to make a scheduled payment on a loan and does not cure the delinquency within 15 days, United's policy is to contact the borrower between the 15th and 30th day of delinquency to establish a repayment schedule. If a loan is not current, or a realistic repayment schedule is not being followed by the 90th day of delinquency, United will generally proceed with legal action to foreclose the property after the loan has become contractually delinquent 90 days. Loans contractually past due 90 days are classified as non-performing. However, not all loans past due 90 days automatically result in the non-accrual of interest income. If a 90 day past due loan has adequate collateral, or is FHA insured or VA guaranteed, leading to the conclusion that loss of principal and interest would likely not be realized, then interest income will continue to be accrued.

              Heritage Bank follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At September 30, 1998 Heritage Bank had one non-accrual loan of $65,000 and $468,000 of loans past due 90 days and still accruing.

              United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At September 30, 1998 and December 31, 1997, United had no assets classified as doubtful or loss. At September 30, 1998 and December 31, 1997, United had $166,000 and $65,000 of reported substandard assets, respectively. As a percent of total assets, substandard assets were approximately .03%, and .09% at September 30, 1998 and December 31, 1997, respectively.

              REAL ESTATE HELD FOR INVESTMENT - The $432,000 increase was primarily the result of $824,000 of real estate acquired in connection with the Heritage Merger. On June 30, 1998, a twenty-four unit apartment building was sold for $360,000 in cash. There was no book gain or loss recorded on this sale. At September 30, 1998 real estate owned was comprised of a twenty-four unit apartment complex in Glendive, Montana, owned as depreciating investments by Heritage Bank's wholly owned subsidiary, Community Service Corporation.

              FHLB STOCK - FHLB stock increased approximately $726,000 to $1,130,000 at September 30, 1998 from $404,000 at December 31, 1997. This increase was the result of $535,000 of FHLB stock acquired in connection with the Heritage Merger, $132,000 of FHLB stock purchases, and $59,000 of reinvested stock dividends. FHLB stock purchases were made as required to support the increased scope of operations.

              PREMISES AND EQUIPMENT - This category increased $1,842,000 to $3,478,000 at September 30, 1998 from $1,636,000 at December 31, 1997.
       This increase was primarily due to the acquisition of $1,635,000 of premises and equipment related to the Heritage Merger. Heritage Bank invested approximately $390,000 in fixed assets during the first nine months of 1998. This increase was primarily due to (1) the purchase of computer and office equipment for the branches and additional staff members, (2) remodeling of the main banking facility in Great Falls to accommodate added staff members, (3) the acquisition of $41,000 of computers and office equipment associated with the three loan production offices purchased in February and (4) the purchase of furniture, equipment and leasehold improvements in conjunction with the opening of two new loan production offices. The purchases of premises and equipment were offset by approximately $183,000 of depreciation.

              GOODWILL - Goodwill increased $316,000 to $810,000 at September 30, 1998 from $494,000 at December 31, 1997. This increase is primarily due to $371,000 of goodwill acquired in relation to the Heritage Merger, which was offset by $55,000 of amortization during the nine months ending September 30, 1998. The goodwill is currently being amortized over 10 years.

              DUE FROM FDIC - On August 7, 1998, State Bank acquired the insured deposits and a portion of the assets of a failed bank from the FDIC. The FDIC maintained control of the remaining assets and liabilities of the failed bank. The initial amount due from the FDIC, to fund the insured deposits, was approximately $10.9 million and by the end of September 1998 the FDIC had funded $9.7 million, leaving a balance of $1.2 million. The FDIC is currently in the process of determining the fair market value of the fixed assets of the failed bank, and State Bank has the option to purchase these assets from the FDIC. The average outstanding balance due from the FDIC earns interest based on a predetermined settlement rate.

              DEPOSITS - Deposits increased $91.2 million to $161.6 million at September 30, 1998 from $70.4 million at December 31, 1997. This increase was primarily the result of the acquisition of $70.6 million of deposits from Old United and $12.6 million of deposits associated with the formation of State Bank. The additional $8.0 million increase was comprised of an increase of $5.4 million in NOW and money market demand accounts, a decrease of $1.2 million in savings accounts and a increase of $3.8 million in time deposits. This increase in deposits during the first nine months of 1998 resulted primarily from the application of competitive rates on all deposits offered by United as well as the offering of a greater array of loan products to attract depositors.

              BORROWED FUNDS - Borrowed funds increased $17.7 million to $27.3 million at September 30, 1998 from $9.6 million at December 31, 1997. All borrowings prior to February 3, 1998 represented borrowings by Heritage Bank, as Old United had no outstanding borrowings. The increase was due to $30.8 million in new FHLB advances, less $15.1 million in repayments of FHLB advances and a net increase of $2.0 million in securities sold under repurchase agreements. The additional borrowings in the first nine months of 1998 were used to fund increases in United's loan portfolio.

              LONG-TERM DEBT - This category decreased $2.35 million to zero from $2.35 million at December 31, 1997. The reduction was the result of a principal reduction payment of $75,000 made by Heritage Bank in January 1998, and the balance of the long-term debt being paid on February 3, 1998 immediately preceding the Heritage Merger with funding from a corresponding $2,275,000 contribution of capital.

              STOCKHOLDERS' EQUITY - Stockholders' equity increased $27.8 million to $30.5 million at September 30, 1998 from $2.7 million at December 31, 1997. This increase is due to $1,663,000 of net income for the nine months ended September 30, 1998 less cash dividends declared of $849,000, a $25,000 increase in unrealized gains associated with assets classified as available-for-sale being adjusted to market value, a $2.3 million contribution of capital, and $24.6 million of net stockholders' equity acquired in connection with the Heritage Merger.

2.     MATERIAL CHANGES IN RESULTS OF OPERATIONS.

              On February 3, 1998, Heritage merged into Old United in a transaction accounted for as a purchase and a reverse merger. The following charts compare the unaudited statements of income for the three and nine months ended September 30, 1998 and 1997 to the unaudited pro forma combined statements of income for the three and nine months ended September 30, 1998 and 1997. The following unaudited pro forma combined financial information gives effect to the Heritage Merger based on the purchase accounting adjustments, estimates and other assumptions described in the accompanying notes. The unaudited pro forma combined statements of income for the three and nine month periods ending September 30, 1998 and 1997 are based upon the unaudited quarterly consolidated statements of income of Heritage and Old United. The unaudited pro forma combined statements of income combines the historical consolidated statements of income of Heritage and Old United as if the Heritage Merger had become effective as of the beginning of the period presented. The selected pro forma combined financial data is unaudited and is not necessarily indicative of the results of operations that would have been achieved had the Heritage Merger occurred on such dates or of the results of operation that may be achieved in the future.

       (In thousands)
       (Unaudited)
                                                                     INCOME RECAP
                                       --------------------------------------------------------------------------
                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------------------------------------------------
                                                    HISTORICAL                             PRO FORMA
                                       -----------------------------------    -----------------------------------
                                          1998        1997         Change        1998         1997       Change
                                       ---------    ---------    ---------    ---------    ---------    ---------
       Interest income                 $   3,867    $   1,522    $   2,345    $   3,867    $   3,326    $     541
       Interest expense                    2,058          826        1,232        2,058        1,679          379
                                       ---------    ---------    ---------    ---------    ---------    ---------
         Net interest income               1,809          696        1,113        1,809        1,647          162
       Provision for loan losses             115          100           15          115          100           15
       Non-interest income                   918          301          617          918          493          425
       Non-interest expense                1,653          613        1,040        1,653        1,134          519
                                       ---------    ---------    ---------    ---------    ---------    ---------
         Income before income taxes          959          284          675          959          906           53
       Provision for income taxes            365          118          247          365          351           14
                                       ---------    ---------    ---------    ---------    ---------    ---------
         Net income                    $     594    $     166    $     428    $     594    $     555    $      39
                                       =========    =========    =========    =========    =========    =========

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------------------------------------------------
                                                    HISTORICAL                             PRO FORMA
                                       -----------------------------------    -----------------------------------
                                          1998        1997         Change        1998         1997       Change
                                       ---------    ---------    ---------    ---------    ---------    ---------

       Interest income                 $  10,179    $   4,189    $   5,990    $  10,739    $   9,626    $   1,113
       Interest expense                    5,280        2,252        3,028        5,536        4,774          762
                                       ---------    ---------    ---------    ---------    ---------    ---------
         Net interest income               4,899        1,937        2,962        5,203        4,852          351
       Provision for loan losses             335          193          142          340          193          147
       Non-interest income                 2,328          828        1,500        2,416        1,310        1,106
       Non-interest expense                4,194        1,699        2,495        4,483        3,323        1,160
                                       ---------    ---------    ---------    ---------    ---------    ---------
         Income before income taxes        2,698          873        1,825        2,796        2,646          150
       Provision for income taxes          1,035          334          701        1,071          999           72
                                       ---------    ---------    ---------    ---------    ---------    ---------
         Net income                    $   1,663    $     539    $   1,124    $   1,725    $   1,647    $      78
                                       =========    =========    =========    =========    =========    =========

              GENERAL - Consistent with the purchase method of accounting, the historical information being presented reflects only the operations of Heritage for the three and nine months ended September 30, 1997. The statement of operations for the three and nine months ended September 30, 1998 includes the results of operations of Heritage combined with the result of operations of Old United commencing after the Heritage Merger on February 3, 1998.

              NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. United's net interest income increased $1.1 million from $.7 million for the three months ended September 30, 1997 to $1.8 million for the three months ended September 30, 1998 and increased $3.0 million from $1.9 million for the nine months ended September 30, 1997 to $4.9 million for the nine months ended September 30, 1998. This increase was primarily the result of net interest income from the interest-earning assets and liabilities acquired in the Heritage Merger. In addition to the interest-earning assets and liabilities acquired in the Heritage Merger, United has used the funds from additional deposits and borrowings to fund growth in its loan portfolio. United's pro forma combined income statement illustrates the effect of United's growth from increases in its loan portfolio, deposit base and short-term borrowings since the Heritage Merger. United's pro forma net interest income increased $.2 million from $1.6 million for the three months ended September 30, 1997 to $1.8 million for the three months ended September 30, 1998 and increased $.4 million from $4.8 million for the nine months ended September 30, 1997 to $5.2 million for the nine months ended September 30, 1998.

              INTEREST INCOME - The principal reason for the increase in United's net interest income from the three and nine month periods ended September 30, 1997 compared to the three and nine month periods ended September 30, 1998 was an increase in United's interest-earning assets. Interest income increased $2.3 million from $1.5 million for the three month period ended September 30, 1997 to $3.8 million for the three month period ended September 30, 1998 and increased $6.0 million from $4.2 million for the nine month period ended September 30, 1997 to $10.2 million for the nine month period ended September 30, 1998. The primary reason for this increase was the acquisition of Old United's interest-earning assets including its $40 million loan portfolio, $44 million investment portfolio, and $8 million of interest-earning deposits.

              For the three month period ended September 30, 1998, compared to the three month period ended September 30, 1997, interest on loans receivable increased $1.7 million, interest on mortgage-backed securities and investments increased $.6 million and interest on other interest-earning assets increased less than $.1 million. For the nine month period ended September 30, 1998, compared to the nine month period ended September 30, 1997, interest on loans receivable increased $4.1 million, interest on mortgage-backed securities and investments increased $1.6 million and interest on other interest-earning assets increased $.3 million.

              During the first nine months of 1998, and primarily since the Heritage Merger, United had a net increase in its loan portfolio of $41.8 million and a planned net decrease in its investment portfolio of $4.0 million. The impact of these changes on interest income are reflected in the pro forma combined income statements. During the three month period ended September 30, 1998, pro forma combined interest income increased $.5 million from $3.3 million at September 30, 1997 to $3.8 million at September 30, 1998, of this increase $.9 million was due to interest on loans receivable offset by a $.3 million decrease in interest on investments and other interest-earning assets. During the nine month period ended September 30, 1998, pro forma combined interest income increased $1.1 million from $9.6 million at September 30, 1997 to $10.7 million at September 30, 1998, of this increase $2.0 million was due to interest on loans receivable and $.2 million was due to other interest-earning assets which were offset by a $1.1 million decrease in interest on investments.

              INTEREST EXPENSE - The principal reason for the increase in United's net interest expense from the three and nine month periods ended September 30, 1997 to the three and nine month periods ended September 30, 1998 was an increase in United's interest-bearing liabilities. United acquired $70.6 million of deposits in the Heritage Merger, $12.7 million of deposits with the formation of State Bank and experienced an increase in deposits of $8.0 million and an increase in short-term borrowings of $17.7 million offset by a decrease in long-term debt of $2.35 million. Interest expense increased $1.2 million from $.8 million for the three month period ended September 30, 1997 to $2.0 million for the three month period ended September 30, 1998 and increased $3.0 million from $2.3 million for the nine month period ended September 30, 1997 to $5.3 million for the nine month period ended September 30, 1998.

              For the three month period ended September 30, 1998, compared to the three month period ended September 30, 1997, interest on deposits increased $.9 million, interest on short-term borrowings increased $.3 million and interest on long-term debt decreased less than $.1 million. For the nine month period ended September 30, 1998, compared to the nine month period ended September 30, 1997, interest on deposits increased $2.4 million, interest on short-term borrowings increased $.7 million and interest on long-term debt decreased $.1 million.

              During the first nine months of 1998, and primarily since the Heritage Merger, United has increased its FHLB advances to fund a portion of the growth in its loan portfolio. A large portion of the increase in United's deposit expense is attributable to the deposits acquired in the Heritage Merger. The pro forma combined income statements illustrate the effect of the increase short-term borrowings and deposit growth. During the three month period ended September 30, 1998, pro forma interest income increased $.4 million from $1.7 million at September 30, 1997 to $2.1 million at September 30, 1998, of this increase $.1 million was due to interest on deposits and $.3 million was due to interest on short-term borrowings. During the nine month period ended September 30, 1998, pro forma interest income increased $.7 million from $4.8 million at September 30, 1997 to $5.5 million at September 30, 1998, of this increase $.2 million was due to interest on deposits and $.5 million was due to interest on short-term borrowings.

              PROVISION FOR LOAN LOSSES - United provided $335,000 for loan losses in the first nine months of 1998, ($340,000 on a pro forma combined basis) as compared to $193,000 in the first nine months of 1997. United provided $115,000 for loan losses in the three period ending September 30, 1998 as compared to $100,000 in the three month period ending September 30, 1997. The increase in the provision for loan losses is in part because of the increased average balance in loans receivable and in part because of management's evaluation of overall economic conditions, both regionally and nationally.

              The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with GAAP. Future additions to United's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing assets are dependent upon the performance and composition of United's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels.

              NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a wide range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.6 million, to $.9 million for the three month period ending September 30, 1998 compared to $.3 million the same period in 1997. Non-interest income increased $1.5 million, to $2.3 million for the first nine month of 1998 as compared $.8 million to the same period in 1997. The principal reason for the increase was the strength of the home lending market, and particularly the refinancing market during the first nine months of 1998, as interest rates were relatively low and stable. The active refinancing market during this period resulted in substantial increases in loan origination fees and discounts on the sale of mortgage loans of $.6 million and $1.3 million for the three and nine month periods ending September 30, 1998, respectively, compared to the same periods in 1997. United believes that any increase in interest rates is likely to result in a decreased refinancing market and would negatively affect United's fee income.

              Other non-interest income, including servicing fees on mortgage loans, service charges and FHLB stock dividends, remained relatively constant and are expected to remain relatively constant in future periods.

              On a pro forma combined basis the increase from the three and nine months periods ending September 30, 1998 to the same periods in 1997 for loan origination fees and discounts on the sale of mortgage loans were approximately 98% and 106%, respectively, of the total increase in non-interest income. Pro forma non-interest income increased $.4 million, to $.9 million for the three month period ending September 30, 1998 compared to $.5 million for the same period in 1997 and increased $1.1 million, to $2.4 million for the nine month period ending September 30, 1998 compared to $1.3 million for the same period in 1997. United also recognized a small amount of net gain on sale of investment securities during the first nine months of 1998, while no investment securities were sold in 1997.

              NON-INTEREST EXPENSE - Non-interest expense increased $1.0 million, to $1.6 million during the three month period ending September 30, 1998 compared to $.6 million for the same period in 1997, and increased $2.5 million, to $4.2 million for the first nine months of 1998 compared to $1.7 million for the same period in 1997.

              Salary and employee benefit expense, which increased $.6 million to $.9 million in the three month period ending September 30, 1998 from $.3 million in the same period in 1997 and increased $1.4 million to $2.3 million for the first nine months of 1998 compared to $.9 million for the same period in 1997, accounted for most of the increase in 1998. This increase was due primarily to increased salary and commission expense associated with the refinancing activity and growth in the size of United's overall operations. To a lesser extent, this increase was also due to one-time merger related charges of $85,000 and increased data processing charges in the first quarter of 1998. On a pro forma combined basis non-interest expense increased $.5 million, to $1.7 million for the three month period ending September 30, 1998 compared to $1.1 million for the same period in 1997 and increased $1.2 million, to $4.5 million for the first nine months of 1998 compared to $3.3 million for the same period in 1997.

              INCOME TAXES - Income tax expense increased $247,000 to $365,000 for the three month period ending September 30, 1998 from $118,000 for the same period of 1997, and increased $701,000 to $1,035,000 for the first nine months of 1998 from $334,000 for the same period in 1997. The principal reason for the increase in both periods was increased net income, after adjustment for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              MARKET RISK - Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Since United's earnings depend on its level of interest rate spread, its primary market risk exposure is interest rate risk ("IRR").

              INTEREST RATE RISK - United has established a formal IRR policy, and Heritage Bank has an Asset/Liability Management Committee and an Investment Committee, which meet at least quarterly to review and report on management's efforts to minimize IRR. Several asset/liability management strategies have been employed by United to minimize its exposure to IRR. These include selling most newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions, and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

              INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE - Interest rate risk sensitivity of net portfolio value ("NPV") measurement seeks to establish a methodology to measure the potential for the reduction of earnings and stockholders' equity resulting from both lower net interest income ("NII") and lower NPV caused by changes in market interest rates. NPV thus provides a leading indicator of future potential changes in both NII and stockholders' equity. Because of its asset size (less than $500 billion), Heritage Bank falls under an OTS exemption that allows utilization of an asset/liability computer simulation program prepared and distributed by the OTS. The OTS Thrift Financial Report includes Schedule CMR that provides detailed information about the balances, interest rates, repricing, and maturity characteristics of the Bank's financial instruments. By utilizing the Bank's Schedule CMR data, the OTS runs computer simulations (Net Portfolio Value Model) utilizing OTS assumptions. Heritage Bank, per OTS requirements, has established maximum percentage changes for NPV resulting from instantaneous changes in interest rates of 100 to 400 basis points. A maximum change of -15% for an instantaneous 200 basis point change in interest rate has been established. A 200 basis point change is used by the OTS as the current Interest Rate Sensitivity Measure by which thrifts are evaluated. Heritage Bank periodically reviews and makes changes to established limits for NPV changes due to mergers and other market factors.

              The following table demonstrates Heritage Bank's June 30, 1998 NPV and the present value of total assets, NPV ratio and basis point change for four instantaneous increases and the four instantaneous decreases in interest rates:

                                 (In thousands)

                INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE

                           Net Portfolio Value          NPV as % of PV Assets
       Instantaneous -----------------------------------------------------------
         Changes                                     Total
         in Rates    $ Amount   $ Change   % Change  Assets   NPV Ratio  Change
       -------------------------------------------------------------------------
         +400 bp      18,205     -7,643      -30%    193,336     9.42%   -319 bp
         +300 bp      20,270     -5,578      -22%    196,390    10.32%   -228 bp
         +200 bp      22,302     -3,547      -14%    199,438    11.18%   -142 bp
         +100 bp      24,209     -1,639      - 6%    202,392    11.96%    -64 bp
            0 bp      25,848         --       --%    205,111    12.60%     -- bp
         -100 bp      27,768      1,920      + 7%    208,138    13.34%    +74 bp
         -200 bp      29,868      4,019      +16%    211,380    14.13%   +153 bp
         -300 bp      32,487      6,639      +26%    215,179    15.10%   +250 bp
         -400 bp      35,390      9,542      +37%    219,295    16.14%   +354 bp

              The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operation results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of assets and liability cash flows and others. Sensitivity analysis does not reflect actions that United might take in responding to or anticipating changes in interest rates.

                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.

       The Company is involved from time to time in litigation normal for its type of business.

ITEM 2  CHANGE IN SECURITIES.

       None

ITEM 3  DEFAULTS ON SENIOR SECURITIES.

       None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

       None

ITEM 5  OTHER INFORMATION.

              On August 26, 1998, United announced that it had signed agreements to acquire approximately 24.2% of Valley Bancorp. Valley Bancorp is a bank holding company located in Phoenix, Arizona and is the parent company of Valley Bank of Arizona, a state chartered commercial bank, with assets of $45 million, deposits of $38 million and loans of $22 million as of September 30, 1998. United intends to acquire, for $6.25 per share, 267,705 shares of Valley Bancorp from various shareholders and 150,000 shares held by CFS. United currently owns 13,000 shares of Valley Bancorp. United received approval from the Federal Reserve Board for the acquisition of such shares on October 22, 1998.

              On October 5, 1998, United announced that the board of directors had terminated the definitive merger agreement with Chouteau County Bancshares Inc. ("Chouteau") of Fort Benton, Montana as a result of the depressed agricultural economy and other market conditions. United had previously announced on July 8, 1998 that it and Chouteau had signed a definitive merger agreement to acquire Chouteau, the parent of First State Bank of Fort Benton and Fort Benton Insurance Agency Inc.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

A.     The following exhibits are included herein:

Exhibit
Number        Description of Exhibit
-------       ------------------------------------------------------------------
  2.1         Stock Purchase Agreement (Dated August 18, 1998 and entered into by and among United Financial Corp., Great Falls, Montana and
              Stockton Trust, Inc. and Stockton Trust Nominee Partnership,
              Minneapolis, Minnesota)

  2.2 Stock Purchase Agreement (Dated August 18, 1998 and entered into by and among United Financial Corp., Great Falls, Montana and Central Financial Services, Inc. Minneapolis, Minnesota)

 10.1 United Financial Corp. Stock Appreciation Rights Plan (Adopted by resolution of the Board of Directors of United on July 27, 1998, effective as of July 1, 1998)

 27.1         Financial Data Schedule

B.     Reports on Form 8-K

       The Company did not file a current Report on Form 8-K in the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                  United Financial Corp.

Date  November 16, 1998                           /s/ John M. Morrison
      -----------------                           ------------------------------
                                                  John M. Morrison
                                                  Chairman and Chief
                                                  Executive Officer
                                                  (Duly Authorized
                                                  Representative)

Date  November 16, 1998                           /s/ Kurt R. Weise
      -----------------                           ------------------------------
                                                  Kurt R. Weise
                                                  President and Chief
                                                  Operating Officer
                                                  (Duly Authorized
                                                  Representative)