Form 10-K
period 1998-12-31
UNITED FINANCIAL CORP \MN\
filed 1999-03-31
CIK 1011309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1998

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                        the Security Exchange Act of 1934

          For the transition period from _____________ to _____________

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

            The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of February 26, 1999, was $25,289,241.

            The number of shares of Registrant's common stock outstanding on February 26, 1999 was 1,698,312. Registrant's common stock is traded on the Nasdaq National Market, symbol UBMT.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 20, 1999 are incorporated by reference into Part III of this Form 10-K.

                             UNITED FINANCIAL CORP.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     Part I

Item 1.  Business............................................................. 1

Item 2.  Properties...........................................................16

Item 3.  Legal Proceedings....................................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters..................................................16

Item 6.  Selected Financial Data..............................................18

Item 7.  Management's Discussion and Analysis of Pro Forma Combined
         Financial Condition and Results of Operations of Heritage
         and Old United.......................................................19

Item 7a. Quantitative and Qualitative Disclosures about Market Risk...........32

Item 8.  Financial Statements and Supplementary Data..........................33

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure...............................34

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................34

Item 11. Executive Compensation...............................................34

Item 12. Security Ownership of Certain Beneficial Owners
         and Management.......................................................34

Item 13. Certain Relationships and Related Transactions.......................34

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K..........................................................35

                                     PART I

ITEM 1.  BUSINESS

            GENERAL. United Financial Corp. ("United") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 other Montana communities. Substantially all of United's banking business is currently conducted through its wholly-owned subsidiaries Heritage Bank F.S.B. ("Heritage Bank") and Heritage State Bank ("State Bank"), a recently formed banking subsidiary. United had assets of approximately $232 million, deposits of approximately $168 million and shareholders' equity of approximately $31 million at December 31, 1998. United is the result of the merger on February 3, 1998 (the "Heritage Merger") of two Montana-based savings and loan holding companies of relatively comparable size: United Financial Corp. (as it existed prior to the merger, "Old United") and Heritage Bancorporation ("Heritage"). Heritage Bank is the result of the subsequent merger in May 1998 of the savings bank subsidiaries of these two holding companies: United Savings Bank, F.A., the savings bank subsidiary of Old United ("United Bank"), and Heritage Bank, the savings bank subsidiary of Heritage. After the Heritage Merger, the new management of United significantly changed United's business strategy to a more growth-oriented expansion strategy. See "Heritage Merger."

            Heritage Bank is a federally chartered stock savings bank with full service banking offices in Chester, Glendive, Great Falls, Havre and Shelby, Montana, and loan production offices in Bozeman, Hamilton, Kalispell, Libby, Missoula and Polson, Montana. State Bank is a state chartered bank with full service banking operations in Fort Benton and Geraldine, Montana. The Banks are engaged in the community banking business of attracting deposits from the general public through its offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. A majority of United's banking business is conducted in the Great Falls area. The Banks also invest in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

            The Bank's financial condition and results of operations, and therefore the financial condition and results of operations of United, are dependent primarily on net interest income and fee income. The Bank's financial condition and results of operations are also significantly influenced by local and national economic conditions, changes in market interest rates, governmental policies, tax laws and the actions of various regulatory agencies.

            On August 7, 1998, United, through its newly formed Montana state-chartered commercial banking subsidiary, State Bank, acquired certain assets and assumed insured deposits of approximately $12.7 million of Q Bank, which was declared a failed bank by federal and state banking regulatory authorities on August 7, 1998. Q Bank's Fort Benton, Montana and Geraldine, Montana branches were reopened on August 10, 1998 as branches of State Bank. State Bank paid a $454,000 premium for the right to acquire such assets and assume Q Bank's insured deposits. As a result of the formation of State Bank, United, which was formerly regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, became a bank holding company subject to supervision by the Federal Reserve Board. Heritage Bank, as a federally chartered savings bank, remains subject to supervision by the OTS as its principal regulator and both Heritage Bank and State Bank, as financial institutions with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), remain subject to regulation by the FDIC.

            On August 26, 1998, United announced that it had signed agreements to acquire approximately 24.2% of Valley Bancorp. Valley Bancorp is a bank holding company located in Phoenix, Arizona and is the parent company of Valley Bank of Arizona, a state chartered commercial bank. In December 1998, United purchased, for $6.25 per share, 280,718 shares from various shareholders and 150,000 shares from the Chairman and Chief Executive Officer of United. Since United previously owned 13,000 shares of Valley Bancorp, the December purchase brought United's total ownership to 25%. See Part IV, Item 14 - "Notes to Consolidated Financial Statements - Acquisition."

            United's principal offices are located at 120 First Avenue North, Great Falls, Montana, and its telephone number is (406) 727-6106. Heritage Bank has a wholly owned subsidiary, Community Service Corporation ("CSC"), which owns and manages real estate held for investment, and Heritage Bank holds an 11% ownership interest in Bankers' Resource Center, a computer data center. United, Heritage Bank, State Bank and CSC are collectively referred to herein as "United."

            HERITAGE MERGER. On February 3, 1998, Heritage merged into United, and an aggregate of 475,000 shares (or 28%) of United Common Stock was issued to the former shareholders of Heritage (the "Former Heritage Shareholders"). At that time, the United Board was increased to nine members, and five persons nominated by the Former Heritage Shareholders (the "Heritage Nominees") were elected to the United Board of Directors ("United Board"). Subsequently, a non-Heritage Nominee resigned from the United Board. In May 1998, two senior officers of Heritage Bank were elected to the United Board. The Heritage Nominees and former Heritage senior officers presently constitute a majority of the United Board.

            The new management of United has changed United's business strategy as it existed prior to the Heritage Merger and is engaging in a growth-oriented expansion strategy by pursuing internal and external growth opportunities, when available. United is in the process of expanding the customer base of Heritage Bank and State Bank by emphasizing commercial, agricultural and consumer loans as well as the mortgage business previously emphasized by United Bank. Management continues to pursue external growth through opening new branches, possible acquisitions of other financial institutions, and expansion of the geographic area currently served. This strategy is consistent with the growth-oriented expansion of Heritage prior to the Heritage Merger.

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

            At the time of the Heritage Merger, Old United had approximately $96 million of assets, $71 million of deposits and $40 million of loans, and Heritage had approximately $90 million of assets, $69 million of deposits and $60 million of loans. Because of the comparable size and importance of the two combining entities, most of the following discussion in "Business" and, in Item 7, "Management's Discussion and Analysis of Pro Forma Combined Financial Condition and Results of Operations of Heritage and Old United" describes the assets, liabilities and results of operation of United on a pro forma combined basis. In some instances, the respective contributions of Old United and Heritage to these combined results are also described.

LENDING ACTIVITIES

            GENERAL. Lending activities are United's primary source of both interest income and fee income. United's pro forma combined interest income from loans receivable was approximately $10.7 million, $7.7 million and $6.1 million, or approximately 73%, 59% and 53% of total interest income for the years ended December 31, 1998, 1997 and 1996, respectively. To date, United's principal lending activity has been the origination of real estate loans, including conventional residential real estate loans (loans which are neither insured nor partially guaranteed by government agencies) and residential real estate loans insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"), agricultural loans and commercial loans. In 1998, United used increased Federal Home Loan Bank ("FHLB") borrowings, repurchase agreements and certain maturing assets that were formerly invested by Old United in investment securities, as well as cash equivalents and deposits, to expand its loan portfolio. Accordingly, its interest income from loans receivable, as well as the percentage of total income from loans receivable, increased in 1998.

            Although Old United and Heritage were of comparable size at the time of the Heritage Merger, the composition of their assets and loan portfolios, and their lending policies, differed substantially. Approximately 85% of the loan portfolio of Old United at December 31, 1997 consisted of first mortgage loans (including over 55% of the total portfolio in 1-4 residential loans), while only 7%, 7% and 1% represented consumer, commercial and agricultural non-mortgage loans, respectively. In contrast, only approximately 65% of the loan portfolio of Heritage at December 31, 1997 consisted of first mortgage loans (including less than 39% in residential mortgage loans), while 9%, 20% and 4% consisted of consumer, commercial and agricultural non-mortgage loans, respectively. In general, the lending operations of Heritage more closely paralleled the lending activities of a commercial bank than a savings bank. As a result of the Heritage Merger, United now uses the lending policies, guidelines and procedures of Heritage and, accordingly, is placing more emphasis on commercial and consumer lending and effective use of its capital.

            The following table sets forth the composition of United's loans receivable at December 31, 1998 and at December 31, 1997 and 1996 (on a pro forma combined basis-unaudited):


(Dollars in thousands)             --------------------            Pro Forma Combined (unaudited)
                                        December 31,                         December 31,
                                   --------------------     ---------------------------------------------
                                           1998                     1997                     1996
                                   --------------------     --------------------     --------------------
                                    Amount      Percent      Amount      Percent      Amount      Percent
                                   --------     -------     --------     -------     --------     -------
Loans secured by real estate:
  1 - 4 residential                $ 37,384       25.8%      $43,156       45.4%      $38,755       49.8%
  5 or more residential               6,601        4.6         6,705        7.1         4,758        6.1
  Construction                        9,224        6.4         5,476        5.8         4,405        5.6
  Agricultural                        2,965        2.1         2,980        3.1           880        1.1
  Commercial                         27,449       18.9        11,437       12.0         9,932       12.8
                                   --------      -----       -------      -----       -------      -----
Total loans secured by real
   estate                            83,623       57.8        69,754       73.4        58,730       75.4
  Commercial non-real
   estate                            37,564       25.9        13,435       14.2        11,556       14.8
  Municipal                           1,477        1.0           795         .8            --         --
  Agricultural non-real
   estate                             5,226        3.6         2,968        3.1           468         .6
  Loans secured by deposits             752         .5           616        0.7           278         .4
  Consumer loans - real
   estate secured                     9,066        6.3         2,327        2.5         1,790        2.3
  Other consumer                      7,160        4.9         5,075        5.3         5,040        6.5
                                   --------      -----       -------      -----       -------      -----
Total loans receivable              144,868      100.0%       94,970      100.0%       77,862      100.0%
                                                 =====                    =====                    =====
 Less:
  Unearned discount and
   deferred loan origin
   fees                                  24                       33                       91
  Allowance for loan losses           1,485                    1,146                      463
                                   --------                  -------                  -------
Net loans receivable               $143,359                  $93,791                  $77,308
                                   ========                  =======                  =======

            RESIDENTIAL (NON-CONSTRUCTION) REAL ESTATE LENDING. Residential mortgage lending constitutes the largest part of United's lending activities. United's residential loan originations are conducted by residential loan production officers in its seven banking offices and its six loan production offices in Montana. Virtually all of United's residential loan production is secured by properties located in Montana.

            Under United's residential lending policies, most loans originated conform to Government National Mortgage Association/Federal National Mortgage Association ("GNMA/FNMA") secondary mortgage market standards and are secured by residential property with a value of not more than 80% (or 95% if private mortgage insurance is obtained) of the principal amount of the loan. In accordance with federal guidelines, an appraisal by an independent licensed or certified appraiser is required for all residential loans in excess of $250,000. United generally obtains appraisals or valuations on most residential loans under $250,000. The terms of United's conventional real estate loans provide that the loan can be prepaid without penalty and typically include a due-on-sale clause that provides for acceleration of indebtedness upon the sale or other disposition of secured property. Evidence of fire, casualty and hazard insurance with a mortgagee clause in favor of United is required prior to settlement of residential and commercial real estate loans. Title insurance is generally required on properties securing such loans to protect United against prior liens on the property or other claims against the title.

            Most of United's residential loans are originated through personal contacts of loan officers, including contacts with local realtors, and through referrals from deposit customers. Although the majority of United's loans are fixed rate loan products, United offers both fixed and adjustable rate residential loans. United offers a variety of adjustable-rate mortgage loans ("ARMs"), the interest rates on which vary with the movement of the index upon which the interest rates are based. If the interest rates change, loan payments, balances or terms may be adjusted. United's primary indexes are the 1, 3, 5, and 10-year constant maturity Treasury indexes. Most of the ARMs currently originated by United have loan terms of 10 to 30 years with rate adjustments generally every 1, 3, 5 or 10 years during the term of the loan. Generally, interest rate adjustments on United's ARMs are limited to changes of 2.5% - 3.25% per year and 6% - 10% for the life of the loan.

            The majority of United's total production of long-term (15 to 30-year maturity) fixed rate residential loans is originated according to prearranged underwriting standards that result in immediate sale to the secondary market, primarily to mortgage bankers and pension funds. While origination and sale of these loans produces fee income, the loans are carried at their outstanding principal balance, which is the contracted purchase price, and therefore, no gain or loss is realized at sale. United sold long-term fixed-rate mortgage loans to the secondary market in aggregate amounts (on a pro forma combined basis) of $82.9 million in 1998. United also sells long-term fixed-rate loans that were refinances of existing portfolio loans or permanent financing of completed construction loans to the secondary market or State of Montana housing agencies. These loans are carried at their outstanding principal balance, which was the contracted purchase price, and therefore no gain or loss was realized at sale. During 1998, United sold portfolio loans in aggregate amounts (on a pro forma combined basis) of $5.3 million. United retains a limited number of adjustable rate mortgages and fixed rate mortgage loans up to 15-year maturities for its own portfolio.

            REAL ESTATE CONSTRUCTION LOANS. In addition to permanent real estate mortgage loans, United also provides interim financing for the construction of single-family and multi-unit dwellings, commercial real estate and improvements of real estate. Construction loans are generally made for periods of six months, with interest paid at periodic intervals. Such loans may be extended for several months due to adverse weather conditions or other justifiable delays in construction. United provides financing primarily for a small number of contractors who have demonstrated an ability to complete projects and financial responsibility in residential development and construction and have operated in United's lending area for a number of years.

            COMMERCIAL AND AGRICULTURAL REAL ESTATE LOANS. United engages in commercial real estate lending secured by both commercial and agricultural properties. Occasionally when making such loans, United participates in the U.S. Small Business Administration's program for guaranteed commercial real estate loans. United's loans on commercial and agricultural real estate are primarily first lien loans with 10 to 15-year maturities and adjustable interest rates based on U.S. Treasury indexes for 1, 3, and 5 years. While OTS regulations limit the level of commercial real estate lending by a federally charted thrift institution to 400% of its capital, this limitation has not had a material impact on the lending activities of Heritage Bank to date.

            NON-MORTGAGE COMMERCIAL AND AGRICULTURAL LENDING. In addition to real estate lending, United offers commercial and agricultural non-mortgage loans. While OTS regulations limit the level of commercial non-mortgage lending by a federally chartered thrift institution to 20% of total assets, this limitation has not had a material impact on the lending activities of Heritage Bank to date. United offers commercial lines of credit, equipment term loans, working capital loans and loans guaranteed by the Small Business Administration to its business customers. It also offers seasonal lines of credit and term equipment loans to its agricultural borrowers and purchases, on a participation basis, loans originated outside its normal market areas. These are generally purchased from commercial banks and third party loan production offices. These purchased participations allow United to diversify its geographic risk and are purchased with a higher level of underwriting standards since a direct customer relationship does not exist. United has not had any credit losses on its participation portfolio to date. Most of United's commercial non-mortgage loans are originated or purchased by United's senior lending staff in Great Falls.

            CONSUMER LENDING. United's consumer loan portfolio includes home equity, home improvement, line of credit, auto, deposit account, dealer loans and credit card receivables. United has entered into agreements with certain local merchants to purchase qualifying conditional sales contracts. Although some consumer lending is conducted through loan production offices, most of United's consumer lending is conducted at branch offices and United's home office in Great Falls. United requires fire, hazard and casualty insurance for loans secured by home equity and casualty insurance for loans secured by autos and recreational vehicles.

INVESTMENT ACTIVITIES

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

            Historically, interest income from investment securities and mortgage-backed securities was a major source of Old United's income. Interest income from these two sources as a percentage of Old United's total interest income for the years ended December 31, 1997 and 1996 was approximately 52.1% and 57.1%, respectively. In contrast, interest income from mortgage-backed and investment securities constituted only 18.0% and 23.6% of the total interest income of Heritage during the years ended December 31, 1997 and 1996, respectively. Interest income from investment activities was $3.1 million, or 21.8% of United's total interest income during 1998 and on a pro forma combined basis, $4.7 million and $5.1 million, or 36.6% and 43.9%, of United's total interest income during the years ended December 31, 1997 and 1996, respectively.

            United's portfolio consists primarily of obligations of the U.S. government and its agencies and mortgage-backed securities, state and local governments, and agency collateralized obligation securities. United's investment portfolio does not contain concentration of investments in any one issuer in excess of 10% of United's total investment portfolio, except for securities of the U.S. government and U.S. government agencies. All of the United's investments are classified as available-for-sale.

(Dollars in thousands)                                     Pro Forma Combined
                                                               (unaudited)
                                                          ---------------------
                                            December      December      December
                                               31,           31,           31,
                                              1998          1997          1996
                                            -------       -------       -------
U.S. government and agencies                $13,637       $22,993       $23,374
Mortgage-backed securities                   36,353        32,222        39,706
Municipal bonds                                 885         1,239           864
Kemper U.S. government bond mutual fund          --         5,260         5,182
Other investments                             1,025           407           243
                                            -------       -------       -------
                                            $51,900       $62,121       $69,369
                                            =======       =======       =======

            During 1998, United redeployed some of the assets invested by Old United in investment securities. United sold $5.3 million of a U.S. government bond mutual fund, sold corporate bonds with book values of $8.9 million, received $16.7 million in mortgage-backed security principal payments and had $15.6 million of calls and maturities of investment securities, while purchasing $36.8 million in investment securities and mortgage-backed securities. The $10.2 million of net proceeds from the decreased investment securities and mortgage-backed securities was invested primarily in loans.

SOURCES OF FUNDS

            The primary sources of funds for United's lending and investment activities are deposits, repurchase agreements, FHLB borrowings, loan and mortgage-backed securities repayments, proceeds from loan sales, investment securities interest payments and maturities, and net operating revenues. During recent periods, United has funded a large portion of the increase in its loan portfolio through additional FHLB borrowings and maturing of investment securities, as well as new deposit liabilities and repurchase agreements.

            DEPOSIT ACTIVITIES. Deposits are attracted from within United's market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, United considers current market interest rates, profitability to United, matching deposit and loan products offered by its competition and its customer preferences and concerns. United reviews its deposit mix and pricing weekly.

            The following table sets forth the composition of United's deposits at December 31, 1998, and December 31, 1997 and 1996 (on a pro forma combined basis - unaudited):

(Dollars in thousands)                        Pro Forma Combined, (unaudited)
                          December 31,                  December 31,
                       -----------------   -------------------------------------
                              1998                1997                1996
                       -----------------   -----------------   -----------------
Type:                   Amount   Percent    Amount   Percent    Amount   Percent
                       --------  -------   --------  -------   --------  -------
Non-interest bearing   $ 18,895    11.3%   $ 15,560    11.0%   $ 10,393     7.6%
 Interest bearing:
  NOW & money market
   demand accounts       22,907    13.7      17,025    12.1      17,055    12.5
  Savings accounts       46,811    27.9      33,479    23.7      35,699    26.2
  Time deposits          79,007    47.1      75,199    53.2      73,143    53.7
                       --------   -----    --------   -----    --------   -----
Total                  $167,620   100.0%   $141,263   100.0%   $136,290   100.0%
                       ========   =====    ========   =====    ========   =====

            Scheduled maturities of certificates of deposit at December 31, 1998 are as follows:

            Due within one year                      $58,028
            Due within two to three years             18,654
            Due within four to five years              2,183
            Due after five years                         142
                                                     -------
            Totals                                   $79,007
                                                     =======

            Time deposits of $100,000 or more were approximately $13.0 million at December 31, 1998 and $9.1 million and $8.6 million at December 31, 1997 and 1996 (on a proforma combined basis, unaudited), respectively. Amounts in excess of $100,000 are not insured by a federal agency.

             Early withdrawal from time deposits subjects the depositor to an early withdrawal penalty which is currently equal to six months of simple, nominal interest when the original maturity is longer than one year, three months of simple, nominal interest when original maturity is 92 days to one year, and all interest earned when original maturity is 91 days or less.

             As a matter of policy, United does not accept, place or solicit brokered deposits. Although deposits are not solicited outside of Montana, historically, a small number of United's depositors have resided outside Montana. As market demand generally dictates deposit maturities and rates, United intends to continue to offer those types of accounts that have broad market appeal.

             BORROWINGS. United relies to a significant extent on borrowings from the FHLB of Seattle to finance its short-term, and increasingly its longer term, financing needs. The FHLB of Seattle functions as the central reserve bank providing credit for savings institutions and certain other member financial institutions. In recent periods, borrowings from the FHLB of Seattle have been available at rates that are as favorable, or more favorable, than the rates that United would be required to pay on deposits. Further, borrowings from the FHLB are available at various maturities, facilitating the accurate matching of asset and liability maturity dates. United has used these available borrowings during the past nine months in part to fund expansion of its lending activities.

             As a member of the FHLB of Seattle, Heritage Bank is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of specified collateral. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Heritage Bank's currently established available FHLB advance credit line is 25% of assets. The FHLB of Seattle is required to review its credit limitations and standards at least annually. At December 31, 1998, 1997 and 1996, $22.1 million, $6.4 million and $1.4 million, respectively, of FHLB advances were outstanding. Old United had no FHLB advances at December 31, 1997 or 1996.

             SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. United also generates funds through the sale of investment securities under agreements requiring their repurchase at a premium that represents interest. The securities underlying agreements to repurchase are for the same securities originally sold and are held in a custody account by a third party. For the year ended December 31, 1998, securities sold under agreements to repurchase averaged approximately $7.1 million and the maximum outstanding at any month end during the year was approximately $11.8 million. United had $9.4 million, $3.2 million and $6.4 million of securities sold under repurchase agreements at December 31, 1998, 1997 and 1996, respectively. Old United had no securities sold under repurchase agreements at December 31, 1997 or 1996.

OTHER ACTIVITIES

             United has no direct subsidiaries other than Heritage Bank and State Bank. Heritage Bank has a wholly owned service corporation, CSC, which owns and manages a limited amount of real estate held for investment. At December 31, 1998 United had an investment of approximately $305,000 in its service corporation. As a result of United becoming a bank holding company in 1998, United will be required to divest CSC within two years of the date United became a bank holding company. Heritage Bank also holds an 11% ownership interest in Bankers' Resource Center, a computer data center, which provides certain data processing services to Heritage Bank.

MARKET AREA

             Prior to the Heritage Merger, United's primary market area had been the Great Falls, Montana metropolitan area and the areas surrounding its offices in Glendive, Havre and Shelby, Montana. With the Heritage Merger, Chester, Montana was added as a market area as well as market areas served by a Loan Production Office ("LPO") in Bozeman. Since the Heritage Merger, United has also added LPOs in Hamilton, Kalispell, Libby, Missoula and Polson, Montana.

             Great Falls, the county seat of Cascade County and a regional trade center, is one of the largest cities in Montana. The estimated 1998 Great Falls and Cascade county populations were approximately 58,000 and 81,000, respectively. The economy of Great Falls, is largely based on agriculture, health care and Department of Defense activities. Malmstrom Air Force Base ("MAFB"), which employs over 4,800 people, is the largest employer in Great Falls and Cascade County. Reduction in size or closure of MAFB would adversely affect United.

             The economies of Chester, Fort Benton, Glendive, Havre and Shelby, Montana are dependent to a large extent on agricultural, livestock and railroad activities.

Areas served by United's LPOs are less dependent upon agriculture. Areas such as Bozeman, Hamilton, Kalispell, Missoula and Polson are also supported in part by tourism and higher education. Nevertheless, agriculture is the predominant activity in the State of Montana and any adverse trends in agriculture could adversely affect United.

COMPETITION

             Heritage Bank and State Bank, like other depository institutions, are operating in a rapidly changing environment and, therefore, face considerable competition in the attraction of deposits and the origination of loans. Historically, the most direct competition for deposits has come from other savings banks, credit unions and commercial banks. There are approximately 30 depository institutions, commercial banks, credit unions and savings banks with offices in United's market areas. Non-depository financial service organizations, primarily in the securities and insurance industries, have also become competitors for retail savings and investment funds. United's deposit programs compete with money market mutual funds, government securities and other investment alternatives. United competes for deposits by offering a variety of deposit accounts at interest rates based upon market conditions, convenient business hours, quality service and convenient branch locations.

EMPLOYEES

             At March 15, 1999, Heritage Bank employed 83 full-time employees and 15 part-time employees, and State Bank employed 5 full-time employees and 2 part-time employees. Management considers its relations with its employees to be very good. United maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, paid sick leave, disability, life insurance and 401K retirement plans. United's employees are not represented by any collective bargaining group. See Part IV, Item 14. - "Notes to Consolidated Financial Statements - Employee Benefit Plan."

EXECUTIVE OFFICERS OF THE REGISTRANT

             The following table sets forth information with respect to the executive officers of United. All executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. There are no arrangements or understandings between individual officers and any other person pursuant to which he was elected as an officer.

Name               Age  Position Held
----               ---  -------------
John M. Morrison   62   Chairman and Chief Executive Officer of United
Kurt R. Weise      42   Director,  President and Chief Operations Officer of
                        United; Vice President of Heritage Bank and Heritage
                        State Bank
Kevin P. Clark     43   Director, Secretary and Vice President of United;
                        President and Chief Executive Officer of Heritage Bank
                        and Heritage State Bank
Steve L. Feurt     43   Director,  Chief Credit  Officer of United and Senior
                        Vice President and Chief Credit Officer of Heritage
                        Bank and Heritage State Bank

            MR. MORRISON has served as Chairman and Chief Executive Officer of United since the Heritage Merger. Mr. Morrison's term of office as a director of United expires at United's annual shareholder meeting in 2000. Before the Heritage Merger, he served as Chairman of Heritage since 1994. Mr. Morrison is the Chief Executive Officer and sole shareholder of Central Bancshares, the parent company of Central Bank, located in Stillwater, Minnesota, which was founded by Mr. Morrison in 1988. He is also the sole shareholder and Chairman of the Board of Directors of Central

Financial Services ("CFS"), a bank consulting firm. Mr. Morrison was the Chairman and majority shareholder of Bank of Montana System, a bank holding company with approximately $800 million in assets ("BMS"), prior to its sale to Norwest Corporation in 1994. He is currently involved as a shareholder in various businesses, including businesses involving cellular phone service and precision parts manufacturing. Mr. Morrison is also a director of Fingerhut Corporation, a publicly held company, which engages in direct marketing.

            MR. WEISE has served as President, Chief Operations Officer and a director of United and Vice President of Heritage Bank since the Heritage Merger. Mr. Weise's term of office as a director of United expires at United's annual shareholder meeting in 2000. Before the Heritage Merger, he served as Vice President, Treasurer and a director of Heritage. Mr. Weise also serves as President of CFS and President of Central Bancshares. He has been involved with the Central Bank group of companies since they were founded in 1988. He was the Chief Financial Officer of BMS until its sale to Norwest Corporation.

            MR. CLARK has served as Secretary of United and President and Chief Executive Officer of Heritage Bank since the Heritage Merger. Mr. Clark was elected as Vice President and a director of United in May 1998, and his term of office as a director of United expires at United's annual shareholder meeting in 2001. Before the Heritage Merger, he served as President, Chief Executive Officer and a director of Heritage Bank since 1994. Mr. Clark served in various capacities with BMS until its sale to Norwest Corporation, including President, Chief Executive Officer and a director of Bank of Montana, a subsidiary of BMS, and Regional Vice President of BMS. He has over 22 years of experience in banking.

            MR. FEURT has served as Chief Credit Officer of United and Senior Vice President and Chief Credit Officer of Heritage Bank since the Heritage Merger. Mr. Feurt was elected as a director of United in May 1998, and his term of office as a director of United expires at United's annual shareholder meeting in 1999. Before the Heritage Merger, he served as Senior Vice President, Senior Credit Officer and a director of Heritage Bank since 1994. Mr. Feurt served as Senior Vice President, Senior Credit Officer and a director of BMS and Bank of Montana from 1984 until the sale of BMS to Norwest Corporation.

SUPERVISION AND REGULATION

            UNITED. United became a registered bank holding company under the Bank Holding Company Act ("BHCA") in 1998 by reason of its ownership of State Bank.

            Bank holding companies are subject to the general supervision and regulation by the Federal Reserve Bank ("FRB"). Under the BHCA and FRB regulations, a bank holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls and conducting activities that the FRB has determined to be closely related to banking. Bank holding companies must also obtain the prior approval of the FRB before acquiring 5% or more of the outstanding shares of another bank or bank holding company and must provide notice to, and in some situations obtain the prior approval of, the FRB in connection with the acquisition of 5% or more of the outstanding shares of a company engaged in a "bank related" business.

            Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound practice or a violation of FRB regulations, or both.

            Bank holding companies are subject to certain limitations on redemption of common stock or other equity securities. In addition, the FRB has issued regulations setting minimum capital standards for bank holding companies. Depending on the capital classification of a bank holding company, it may be restricted from engaging in certain non-bank activities or from acquiring interests in additional banks or other depository institutions. As of December 31, 1998 United met all minimum capital requirements issued by the FRB.

            Under the BHCA, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), a bank holding company may acquire banks throughout the United States subject only to state or federal deposit caps and state minimum age requirements. Effective June 1, 1997, the Interstate Act authorized interstate branching by acquisition and consolidation in those states that had not opted out by that date. Montana has opted out of the interstate branching by acquisition and consolidation until October 1, 2001. Although the Interstate Act and Montana law prohibits interstate branching by State Bank, neither statute applies to Heritage Bank. As a federal savings bank, Heritage Bank has the ability, subject to the prior approval of the OTS, to engage in interstate branching activities.

            United and its subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between the affiliates are subject to certain restrictions. Accordingly, United and its respective subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). Generally, these sections restrict "covered transactions" (i.e., loans, purchases of assets, guaranties and similar transactions) to a percentage of the depository institution's capital and surplus, require that such transaction be appropriately collateralized and require that such transactions be on terms as favorable to the depository institution as transactions with non-affiliates. Loans to insiders (officers, directors and 10% shareholders) of a depository institution are subject to Sections 22(g) and (h) of the FRA and regulations thereunder. Among other things, such loans must be made on terms substantially the same as loans to non-insiders.

            DEPOSITORY INSTITUTION SUBSIDIARIES--HERITAGE BANK AND STATE BANK. Heritage Bank is a federally chartered stock savings bank. State Bank is a Montana-chartered commercial bank. As such, State Bank is subject to regulation and supervision by the Montana Department of commerce, Division of Banking and Financial Institutions (the "Montana division") and the FDIC. The deposits of each of these banks are insured by the FDIC.

            In addition to the federal banking agency statutes and regulation, State Bank is subject to Montana statutes governing its respective activities and regulations issued by the Montana Division. The Montana statutes and regulations place limitations on the business and other activities of State Bank which may be more restrictive than limitations applicable to depository institutions that are not Montana-chatered commercial banks. In particulars, and among other limitations, the establishment and operation of new branch offices, are limited by, and subject to approval by, the Montana Division. In addition, Montana-chartered commercial banks are generally not authorized to make investments in subsidiary companies or to make other investments in equity securities or to engage in securities or insurance activities. Some federally chartered depository institutions located in Montana may engage in such activities without regard to Montana law.

            By reason of FDIC insurance, both banks are insured depository institutions for purposes of certain federal laws and regulations. The federal laws that apply to the banks regulate, among other things, the scope of their businesses, their investments, the reserves against deposits, the timing and availability of deposited funds and certain aspects of their lending activities. These laws and regulations governing the depository institution activities have generally been promulgated to protect depositors and not to protect stockholders of such institutions or their holding companies. These laws and regulations are designed to ensure that appropriate action is taken to address concerns regarding the safe and sound operation of insured depository institutions and generally relate to internal control and information systems, loan documentation and credit underwriting, asset growth, management performance and earnings. If an insured depository institution fails to meet the applicable standards and regulatory requirements, an appropriate banking agency may require that the institution prepare and submit to the agency an acceptable plan for addressing the regulatory concern. If the plan submitted is deemed inadequate, or if the institution fails to submit or comply with the required plan, a banking agency may take further action with respect to the regulatory concerns, including institution of an enforcement action with respect to the institution.

            The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulators to adopt regulations in a number of specific areas to insure depository institution safety and soundness, including internal controls, credit underwriting, asset growth, management compensation, asset quality and earnings performance. FDICIA also contains provisions intended to change independent auditing requirements, to restrict the activities of certain insured depository institutions, to change various consumer banking laws and to limit the ability of "under-capitalized banks" to borrow from the FRB's discount window or to acquire brokered deposits.

            The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") significantly changed existing federal banking legislation and regulation, including significant increases in FDIC insurance premiums, separation of the FDIC insurance into two deposit insurance funds, authorizing bank holding companies to own savings associations, increasing the federal banking agencies' enforcement powers and increasing the civil and criminal penalties for violations of federal banking laws and regulations.

            Both Banks are subject to certain federal consumer laws, including the Community Reinvestment Act of 1977, as amended ("CRA") and other fair lending laws and regulations which impose nondiscriminatory lending requirements on insured depository institutions. In recent periods, federal regulatory agencies have sought a more rigorous enforcement of the CRA and other fair lending laws and regulations. A successful challenge to a depository institution's performance under the CRA and related fair lending laws and regulations could result in a variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief and the imposition of restrictions on mergers and acquisitions or other activities of the depository institution or the holding companies controlling such depository institutions. Private parties may also have the ability to challenge an institution's performance under the fair lending laws in private class action litigation.

            During the most recent OTS compliance examinations of Heritage Bank (completed in July 1997), the OTS conducted a CRA performance evaluation and Heritage Bank was rated as having had "an outstanding record of meeting community credit needs".

            Federal regulatory banking agencies have also established uniform capital requirements for all insured depository institutions. An insured depository institution that does not achieve and maintain required capital levels may be subject to supervisory action through the issuance of capital directives, cease and desist orders or other written orders or agreements with the appropriate federal banking agency. Failure of an insured depository institution to meet the required capital levels may also prohibit or limit the ability of a bank holding company controlling such institution to engage in merger and acquisition activities or other expansion activities. As of December 31, 1998, Heritage Bank and State Bank met the "well capitalized" requirements issued by the applicable federal banking agency.

            Depository institutions generally depend upon the difference between the interest rate paid by it on deposits and other borrowings and the interest rate received on loans extended to customers and on investment securities. The interest rates are highly sensitive to many factors beyond the control of depository institutions, including general economic conditions in the primary market area and the broader economy. In addition to general economic conditions affecting business generally, depository institutions such as Heritage Bank and State Bank are affected by federal government policies and actions of regulatory agencies. In particular, the FRB through its various operations and powers may affect interest rates charged on loans or paid on deposits. Such changes in interest rates affect the growth and quality of depository institution loans, investments and deposits.

            Federal banking regulatory agencies may institute enforcement actions against depository institutions, their parent holding companies and other institution-affiliated parties with respect to violations of any federal law or regulation. Enforcement actions may include the appointment of a conservator or receiver, the issuance of cease and desist orders or other formal action, termination of insurance of deposits and the imposition of civil money penalties. Neither bank is currently subject to any such enforcement actions.

            From time to time, various types of federal and state legislation have been proposed that would result in additional regulation of, or restrictions on, the business of depository institutions generally. It cannot be predicted whether such legislation will be adopted or how such legislation would affect the business of the banks.

            FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of Heritage Bank, including, among other things, the ability to assess civil money penalties, to issue cease and desist orders or removal orders, and to initiate injunctive actions for violations of laws and regulations and for unsafe or unsound practices. Heritage Bank is required to file periodic reports with the OTS and is also subject to periodic examinations by the OTS and the FDIC. The OTS and the FDIC have entered into an agreement that provides for joint examinations by the FDIC and the OTS.

            Under federal law, the aggregate amount of loans that Heritage Bank is permitted to make to any one borrower ("LTOB") cannot exceed 15% of unimpaired capital and surplus. Amounts up to an additional 10% of unimpaired capital and surplus may be extended for loans and extensions of credit fully secured by readily marketable collateral, which is defined to include certain financial instruments and bullion having a market value at least equal to the loan amount.

            The OTS has amended the LTOB limitation to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under certain circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1998, Heritage Bank's LTOB limit was approximately $3,202,900. The aggregate amount of loans outstanding to one borrower at December 31, 1998 was approximately $2,115,000. At December 31, 1998, Heritage Bank was in compliance with the LTOB limitations.

            DEPOSIT INSURANCE AND FDIC REGULATION. Heritage Bank is a member of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. Savings deposits are insured up to the applicable limits (generally $100,000 per insured depositor) by the FDIC. The FDIC is empowered to impose deposit insurance premiums, conduct examinations and require reporting by Heritage Bank. The FDIC may also prohibit Heritage Bank from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC can also initiate enforcement actions against Heritage Bank, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance of Heritage Bank if it determines that Heritage Bank has engaged or is engaging in any unsafe or unsound practice, or is in an unsafe or unsound condition.

            Legislation was enacted in 1996 that provided for a special assessment against SAIF member insured depository institutions that capitalized the SAIF insurance reserve to the prescribed 1.25% of insured deposits level. For Heritage Bank, this one-time special assessment was $239,300, or 65.7 basis points per $100 of Heritage Bank's insured deposit base on March 31, 1995. Heritage Bank's FDIC/SAIF assessment rate, beginning January 1, 1997 decreased from 23 basis points to 6.5 basis points per $100 of insured deposits. Most commercial banks, which are insured by the Bank Insurance Fund ("BIF") administered by the FDIC, beginning January 1, 1997, were assessed 1.3 basis points per $100 of insured deposits. For the second half of 1997, Heritage Bank's SAIF assessment rate was
6.3 basis points per $100 of insured deposits, compared to 1.26 basis points for State Bank. As a result, Heritage Bank's and State Bank's 1998 FDIC deposit insurance premium was $82,873.

            REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require federal savings institutions such as Heritage Bank to satisfy three capital requirements: (i) tangible capital must not be less than 1.5% of adjusted total assets, (ii) core capital must not be less than 3% of adjusted total assets and
(iii) risk-based capital must not be less than 8.0% of "risk-adjusted" assets. Heritage Bank exceeded these minimum standards at December 31, 1998.

            Heritage Bank's tangible and core capital includes shareholder's equity, less intangible assets and certain investments in subsidiaries that conduct activities not permissible for a national bank. Purchased mortgage servicing rights may be included in tangible capital at the lower of 90% of fair market value, 90% of original cost, or 100% of current amortized book value.

            Risk-based capital is determined by assigning a risk-weight, ranging from 0% for government securities to 100% for certain equity investments, to each of an institution's assets, including the credit-equivalent amount of off-balance sheet assets. An institution is required to maintain total regulatory capital (consisting of both "core capital" and supplementary capital; primarily comprised of the allowance for loan losses) equal to the regulatory mandated percentage (8%) of the sum of its assets multiplied by their respective risk-weights. The OTS also requires institutions with more than a "normal" level of interest-rate risk ("IRR") to maintain additional risk-based capital. A savings institution with a greater than normal IRR is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount equal to one-half the difference between the institution's measured IRR and the normal level of IRR, multiplied by the present value of its total assets. Based on its current capital position, most recent OTS calculated IRR, and proposed exemption criteria, Heritage Bank would not have an IRR capital adjustment.

            FDICIA places much greater emphasis on capital as a measure of performance and establishes a rigid regulatory scheme based almost entirely on capital levels. The five statutory capital categories established by FDICIA are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Heritage Bank's capital position substantially exceeds the definition of "well capitalized." FDICIA also mandates that regulations be promulgated adding other risk-based capital requirements covering (a) concentrations of credit risk, (b) risks from nontraditional activities and (c) the capital impact of fair value adjustments associated with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

            QUALIFIED THRIFT LENDER TEST. Unless a savings institution meets the Qualified Thrift Lender ("QTL") test, it is classified and subject to regulation as a national bank or becomes subject to a number of limitations on investment, branching, advances, dividends and other activities. The QTL test generally requires that an insured institution's Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities and loans for education purposes, loans to small businesses and loans made through credit cards or credit card accounts) equal or exceed 65% of the institution's portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and qualifying liquid assets up to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. Savings associations may include shares of stock of the FHLBs, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation as QTIs. As of December 31, 1998, over 83% of Heritage Bank's assets were invested in QTIs.

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

            FEDERAL HOME LOAN BANK SYSTEM. Heritage Bank is a member of the FHLB of Seattle, Washington, one of several regional banks that administer the home financing credit function for savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region, is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans (advances) to its members in accordance with the policies and the procedures established by the FHLB board of directors. All advances from the FHLB are required to be fully secured by sufficient collateral as is determined by the FHLB. Heritage Bank is required to purchase and maintain FHLB stock in an amount equal to the greater of 1% of the unpaid principal of residential mortgage loans, .3% of total assets or 5% of FHLB advances outstanding. State Bank currently has a membership application pending with the FHLB of Seattle, Washington.

TAXATION

            GENERAL. United and its subsidiaries report their income on a calendar year basis. The State of Montana allowed the filing of a combined Montana income tax return for the first time in 1997. United, Heritage Bank and State Bank plan to file combined tax returns in the future pursuant to a tax sharing agreement. Generally, with some exceptions, including Heritage Bank's reserve for bad debts discussed below, United is subject to federal income taxes in the same manner as other corporations.

            The following discussion of tax matters is intended solely as a summary and does not purport to be a comprehensive description of all the tax rules applicable to United.

            TAX BAD DEBT RESERVES. For taxable years beginning prior to January 1, 1996, savings institutions, such as Heritage Bank, which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. Heritage Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, including various types of mortgage-backed securities, may have been computed using an amount based on its actual loss experience or a percentage equal to 8% of its taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. Heritage Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on Heritage Bank's actual loss experience over a period of several years. Each year Heritage Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

            Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations could no longer calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations were required to compute their deduction based on actual charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also required savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional current tax liability. At December 31, 1998, Heritage Bank's bad debt reserve for tax purposes was approximately $3,477,000. At December 31, 1998, there was $62,000 remaining of post-1987 reserves which are being recaptured into taxable income over a period of two years. For additional information regarding federal and state income taxes, see Part IV, Item 14 - "Notes to Consolidated Financial statements - Income Taxes."

ITEM 2.  PROPERTIES

            The physical assets of United as of December 31, 1998 consist of a modern banking facility located at 120 First Avenue North, Great Falls, Montana, which is the location of the corporate offices as well as the main branch location for Heritage Bank. This facility includes a full service bank with 4 drive-up lanes, a loan production office, accounting and loan servicing departments, and support staff for United's employees and is owned by Heritage Bank. Heritage Bank also leases a drive-up detached facility located at 10th Avenue South, Great Falls, Montana, and owns a facility located at 601 First Avenue North, Great Falls, Montana that services its deposit customers through a three-lane independent drive-up facility. Heritage Bank has four full-service branches located in Chester, Glendive, Havre, and Shelby, Montana. These four facilities are owned by Heritage Bank and have drive-up services. Heritage Bank also leases six Loan Production Offices in Bozeman, Hamilton, Kalispell, Libby, Missoula and Polson, Montana. State Bank facilities include two full service locations, located in Fort Benton and Geraldine, Montana. There is no debt on any of the owned facilities. In February 1999, Heritage Bank purchased property in Missoula, Montana. A full service banking branch is planned, though construction and build-out have not been finalized. Regulatory approval has been granted by the Office of Thrift Supervision.

ITEM 3.  LEGAL PROCEEDINGS

            Although not involved in any pending material litigation as of the date here of, United engages in litigation normal for its type of business from time to time.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of security holders though the solicitation of proxies or otherwise during the quarter ended December 31, 1998.


                                     PART II

ITEM 5.  MARKET FOR UNITED COMMON EQUITY AND RELATED STOCKHOLER MATTERS

MARKET INFORMATION

            United Common Stock is quoted on the Nasdaq National Market under the symbol "UBMT." The closing sale price per share of United Common Stock on February 26, 1999 was $22.75.

SHAREHOLDER DATA

            As of February 8, 1999, there were approximately 233 owners of record of United Common Stock and an estimated 1,130 additional beneficial holders whose shares of United Common Stock were held in street name by brokerage houses.

COMMON STOCK MARKET PRICES

            The Company's quarterly (high and low) stock prices for the past two years are as follows:

                                           UBMT Stock Price
                                          ------------------
                                           High        Low
                                          ------      ------

            1997      First Quarter       $19.75      $18.75
                      Second Quarter       22.25       18.94
                      Third Quarter        24.25       21.75
                      Fourth Quarter       27.00       23.75

            1998      First Quarter       $28.50      $25.13
                      Second Quarter       31.50       27.00
                      Third Quarter        29.00       23.50
                      Fourth Quarter       24.86       19.00


DIVIDEND PAYMENT HISTORY ON UNITED COMMON STOCK

            The Board of Directors of Old United declared per share dividends of: (i) $.215, $.22, $.225 and $.23 for the four quarters of 1996, for a total of $.89 per share; and (ii) $.235, $.24, $.245 and $.25 for the four quarters of 1997, for a total of $.97 per share. An additional $.25 per share dividend was declared by Old United in January 1998 prior to the Heritage Merger. Heritage had not declared any dividends prior to the Heritage Merger. The United Board declared dividends of $.25 for each of the second, third and fourth quarters of 1998, for a total of $.75 per share.

            The declaration and payment of future dividends by the United Board is dependent upon the combined entity's net income, financial condition, economic and market conditions, industry standards, certain regulatory and tax considerations and other conditions. See "Supervision and Regulation." No assurance can be given, or should be assumed, as to the amount, timing or frequency of future dividend payments.

ITEM 6.  SELECTED  FINANCIAL DATA

           FIVE YEAR SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

            The following table includes 1998 historical audited balances for United and the comparative balances for 1997, 1996, 1995 and 1994 are historical audited balances for Heritage.


(Dollars in thousands, except per
  share and share data)                                            Year ended December 31,
                                            --------------------------------------------------------------------
                                              1998           1997           1996           1995          1994(1)
                                            --------       --------       --------       --------       --------
OPERATING DATA:
  Interest income                           $ 14,249       $  5,773       $  4,520       $  3,469       $  1,528
  Interest expense                             7,393          3,157          2,419          1,941            830
                                            --------       --------       --------       --------       --------
  Net interest income                          6,856          2,616          2,101          1,528            698
  Provision for loan losses                      335            492            160             46             --
                                            --------       --------       --------       --------       --------
  Net interest income after provision
   for loan losses                             6,521          2,124          1,941          1,482            698
  Non-interest income                          3,292          1.103          1,059            631            282
  Non-interest expense                         6,147          2,361          2,251          1,505            775
                                            --------       --------       --------       --------       --------
  Income before income taxes                   3,666            866            749            608            205
  Provision for income taxes                   1,399            324            263            214             87
                                            --------       --------       --------       --------       --------
Net income                                  $  2,267       $    542       $    486       $    394       $    118
                                            ========       ========       ========       ========       ========
RESTATED PER SHARE DATA(2):
  Income per share                          $   1.43       $   1.14       $   1.02       $    .83       $    .25
  Dividends per share                             --             --             --             --             --
  Book value per share                         19.22           5.78           4.59           3.57           2.48
  Shares used to calculate per share
   data                                        1,588            475            475            475            475
FINANCIAL CONDITION DATA(3):
  Assets                                    $232,561       $ 86,269       $ 71,280       $ 55,210       $ 42,514
  Net loans and loans held for sale          149,076         58,263         43,853         29,169         21,609
  Investment securities                       51,900         14,219         14,172         16,090         12,365
  Deposits                                   167,620         70,386         57,641         42,742         37,936
  Long-term debt                                  --          2,350          2,550          2,650          2,725
  Stockholders' equity                        30,528          2,748          2,178          1,694          1,179
SELECTED FINANCIAL RATIOS AND OTHER
 DATA:
  Return on average assets                      1.06%           .73%           .81%           .83%           .55%
  Return on average stockholders'
   equity                                       7.47%         21.45%         25.78%         27.81%         18.39%
  Net interest margin                           3.34%          3.83%          3.74%          3.45%          3.57%
  Efficiency ratio (4)                         60.06%         63.46%         63.67%         69.71%         79.08%
  Net charge-offs to average loans               .03%           .06%           .27%           .18%           .01%
  Nonperforming loans to total loans                            .47%           .06%           .02%           .42%
  Allowance for loan losses to total
   loans                                        1.02%          1.43%           .88%          1.10%          1.46%
  Nonperforming loans to allowance for
   loan losses                                  3.90%         31.56%          6.96%          1.84%         27.78%
Stockholders' equity to assets (3)             13.13%          3.19%          3.05%          3.07%          2.77%


(1) Represents only seven months of operations of Heritage Bank which was acquired by Heritage effective as of June 1, 1994.

(2) Share and per share amounts for Heritage have been restated to retroactively reflect the issuance of 475,000 shares of United common stock in exchange for all outstanding shares of common stock of Heritage.

(3)   At period end.

(4)   Excludes September 1996 pretax charge for SAIF assessment of $239,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PRO FORMA COMBINED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HERITAGE AND OLD UNITED

SELECTED PRO FORMA COMBINED FINANCIAL DATA OF HERITAGE AND OLD UNITED

         General. Certain statements in this Report, including the following section, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. United's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition and weather conditions in the geographic and business areas in which United conducts its operations, fluctuations in interest rates, credit quality and government regulations.

         United is the result of the combination on February 3, 1998 of two savings and loan holding companies operating in Montana: Heritage and Old United. Although United was the surviving corporation, the merger was treated as a reverse merger for accounting purposes because the shareholders and management of Heritage controlled the operation of United after the Heritage Merger. Using purchase accounting, the historical financial statements of United included in this Report for periods preceding the Heritage Merger reflect only the operations of Heritage, while the historical financial statements for periods after the Heritage Merger reflect combined operations.

         United believes that discussion and analysis of United's results of operations on a pro forma basis, which includes the results of operations of both Old United and Heritage prior to the Heritage Merger, provides a more meaningful comparison than discussion and analysis of United's actual results of operations.

         The following unaudited pro forma combined financial information gives effect to the Heritage Merger based on the purchase accounting adjustments, estimates and other assumptions described in the accompanying notes. The unaudited pro forma combined balance sheets and statements of income as of and for the years ending December 31, 1997 and 1996 are based upon the audited annual consolidated balance sheets and statements of income of Heritage and Old United. The unaudited pro forma combined balance sheets combine the historical consolidated balance sheets of Heritage and Old United as if the Heritage Merger had become effective as of the respective balance sheet date. The actual audited consolidated balance sheet of United as of December 31, 1998, and the unaudited pro forma combined statement of income for the year ended December 31, 1998 which combines United's results of operations for the year ended December 31, 1998 and the operations of Old United for the period from January 1, 1998 to January 31, 1998, are also presented for comparative purposes. The unaudited pro forma combined statements of income combines the historical consolidated statements of income of Heritage and Old United as if the Heritage Merger had become effective as of the beginning of the period presented. The selected pro forma consolidated financial data is unaudited and is not necessarily indicative of the results of operations that would have been achieved had the Heritage Merger occurred on such dates or of the results of operations that may be achieved in the future.

         While the operations of United on a pro forma basis for the years ended December 31, 1997 and 1996 reflect the counterbalancing of operations of two different financial institutions and their differing operating policies, the pro forma and historical operations of United for the year ended December 31, 1998 reflect a unified operating policy that more closely parallels the historical policy of Heritage. During 1998, United focused its attention on expanding commercials, residential real estate, agricultural borrowings and some assets that were formerly maintained by United Bank in investment securities to invest in additional loans. The result during 1998 has been increased balances of loans receivable and higher net interest income.



(Dollars in thousands)                        Pro Forma Combined Statements
                                                        of Income
                                         ---------------------------------------
                                                  Year Ended December 31,
                                         ---------------------------------------
                                           1998            1997            1996
                                         -------         -------         -------
Total interest income                    $14,730         $12,951         $11,584
Total interest expense                     7,649           6,445           5,808
                                         -------         -------         -------
Net interest income                        7,081           6,506           5,776
Provision for loan losses                    340             717             160
                                         -------         -------         -------
Net interest income after
  provision for loan losses                6,741           5,789           5,616
Total non-interest income                  3,450           1,778           1,918
Total non-interest expense                 6,427           4,578           5,101
                                         -------         -------         -------
Income before income taxes                 3,764           2,989           2,433
Provision for income tax expense           1,434           1,118             886
                                         -------         -------         -------
Net income                               $ 2,330         $ 1,871         $ 1,547
                                         =======         =======         =======
Net income per share                     $  1.37         $  1.10         $   .91
                                         -------         -------         -------
Weighted average shares
  outstanding                              1,698           1,698           1,698
                                         -------         -------         -------

                 See Notes to Pro Forma Combined Financial Data

                                                    Historical
                                                     audited            Pro forma Combined
                                                     December           unaudited December
(Dollars in thousands)                                  31,                     31,
                                                    ---------        -------------------------
                                                       1998             1997            1996
                                                    ---------        ---------       ---------
ASSETS
  Cash and cash equivalents                         $   9,056        $  11,498       $  13,023
  Time deposits in banks                               10,200            5,898           6,098
  Investment securities available-for-sale             51,900           62,121          69,369
  Loans receivable, net                               143,359           93,791          77,308
  Loans held for sale                                   5,717            2,575           3,638
  Premises and equipment, net                           3,482            3,279           2,891
  Real estate owned, net                                  304              827             904
  Accrued interest receivable                           1,918            1,597           1,298
  Federal Home Loan Bank stock, at cost                 1,232              939             707
  Identifiable intangibles                                606               --              --
  Goodwill, net                                         1,400              571             827
  Investment in Valley Bancorp                          2,684               --              --
  Other assets                                            703              751             571
                                                    ---------        ---------       ---------
Total assets                                        $ 232,561        $ 183,847       $ 176,634
                                                    =========        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  Deposits                                          $ 167,620        $ 141,263       $ 136,290
  FHLB advances                                        22,175            6,425           1,425
  Securities sold under agreements to
   repurchase                                           9,451            3,173           6,375

Accrued interest payable and other liabilities          2,787            3,183           3,129
                                                    ---------        ---------       ---------
Total liabilities                                     202,033          154,044         147,219

 Stockholders' equity:
  Common stock                                         28,002           28,116          28,318
  Paid in capital                                          --               --              --
  Retained earnings-substantially
   restricted                                           2,533            1,559             997
  Accumulated other comprehensive income
   (loss)                                                  (7)             128             100
                                                    ---------        ---------       ---------
Total stockholders' equity                             30,528           29,803          29,415
                                                    ---------        ---------       ---------
Total liabilities and stockholders' equity          $ 232,561        $ 183,847       $ 176,634
                                                    =========        =========       =========

Tangible Equity/Assets                                  12.26%           15.90%          16.18%
Tangible Book Value/Share                           $   16.79        $   17.21       $   16.83

                 See Notes to Pro Forma Combined Financial Data


NOTES TO PRO FORMA COMBINED FINANCIAL DATA

             HERITAGE MERGER. On February 3, 1998, United Financial Corp. and Heritage Bancorporation ("Heritage") merged (the "Heritage Merger"). United Financial Corp. as it existed prior to the Heritage Merger is referred to herein as "Old United," and United Financial Corp. as currently existing is referred to herein as "United." In connection with the Heritage Merger, which was structured as a merger of Heritage into Old United, each outstanding share of Heritage common stock was converted into 47.5 shares of Old United's common stock. An aggregate of 475,000 shares (or 28%) of Old United's common stock was issued in connection with the Heritage Merger. A capital contribution of $2,275,000 was made to Heritage by its shareholders just prior to the Heritage Merger and the proceeds were used to pay-off the outstanding long-term debt as a condition of the Heritage Merger.

             The Heritage Merger was treated as a reverse acquisition and accounted for as a purchase of Old United by Heritage in accordance with generally accepted accounting principles ("GAAP"). Heritage was considered the accounting acquirer because Heritage effectively acquired the operations of Old United as a result of the change in control and other related consequences of the Heritage Merger.

             BASIS OF PRESENTATION. The unaudited pro forma combined balance sheets combine the historical consolidated balance sheets of Heritage and Old United as of December 31, 1997 and 1996 as if the Heritage Merger, which was effective February 3, 1998 (the "Heritage Merger Effective Date"), had become effective on December 31, 1997 and 1996, respectively. The unaudited pro forma combined statements of income for each of the years presented combines the historical consolidated statements of income of Heritage and Old United as if the Heritage Merger had become effective at the beginning of the respective period. Certain amounts in the historical financial statements of Old United have been reclassified in the unaudited pro forma combined financial information to conform to Heritage's historical financial statements.

             The Heritage Merger was accounted for using the purchase method of accounting. Under this method of accounting, assets and liabilities of Old United are adjusted to their estimated fair value and combined with the historical recorded book values of the assets and liabilities of Heritage. Applicable income tax effects of such adjustments are included as a component of net deferred taxes with a corresponding offset to goodwill. Additionally, Old United's unrealized loss on securities available-for-sale and retained earnings are eliminated.

             Accordingly, for financial reporting purposes, the Heritage Merger is reported as if Heritage was recapitalized on the Heritage Merger Effective Date, with 475,000 common shares outstanding and Old United thereafter acquired through the issuance of 1,223,312 shares of common stock to shareholders of Old United. The total purchase price consideration of Old United is calculated based on an average of the market price of Old United common stock immediately prior to and after the announcement of the Heritage Merger ($20.25) times the number of shares deemed issued to shareholders of Old United plus direct acquisition costs. The difference between the purchase price so determined and the fair value of identifiable tangible and intangible net assets of Old United at the Heritage Merger Effective Date is recorded as goodwill.

            Any transactions conducted in the ordinary course of business between Heritage and Old United were immaterial and, accordingly, have not been eliminated. United also expects to achieve certain operating cost savings as a result of the Heritage Merger, however, no pro forma adjustment has been included in the unaudited pro forma combined financial information for operating cost savings. See Part IV,Item 14 "Notes to Consolidated Financial Statements, Acquisitions."

RESULTS OF OPERATIONS

            NET INTEREST INCOME. Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest rate spread.

            The following table illustrates the changes in United's net interest income due to changes in volume and changes in net interest income due to changes in rate (in each case on a pro forma combined basis):


(Dollars in thousands,
 unaudited)                                                          Pro Forma Combined
                             --------------------------------------------------------------------------------------------------
                                         Year Ended December 31,                             Year Ended December 31,
                                              1998 vs. 1997                                       1997 vs. 1996
                             ----------------------------------------------      ----------------------------------------------
                                       Increase (decrease) due to                          Increase (decrease) due to
                             ----------------------------------------------      ----------------------------------------------
                                                         Rate/                                               Rate/
                              Volume        Rate        Volume       Total        Volume        Rate        Volume       Total
                             -------      -------      -------      -------      -------      -------      -------      -------
Interest earning assets:
  Loans                        4,161         (710)        (385)        3066      $ 1,594      $   (19)     $    (5)     $ 1,570
  Investment securities       (1,208)        (226)          58       (1,376)        (496)         150          (15)        (361)
  Other interest earning
   assets                         47           88            9          144           96            6            1          103
                             -------      -------      -------      -------      -------      -------      -------      -------
Total interest earning
 assets                        3,000         (848)        (318)       1,834        1,194          137          (19)       1,312
Interest bearing
 liabilities:
  Interest bearing
   checking                      606         (245)        (312)          49          (17)         (16)           1          (32)
  Savings deposits               299            9            2          310          (55)          30           (1)         (26)
  Time deposits                   25           31            1           57          437           16            2          455
  Short-term borrowings          476          (40)         352          788          189           30           21          240
                             -------      -------      -------      -------      -------      -------      -------      -------
Total interest bearing
 liabilities                   1,406         (245)          43        1,204          554           60           23          637
                             -------      -------      -------      -------      -------      -------      -------      -------
Net interest income          $ 1,594      $  (603)     $  (361)     $   630      $   640      $    77      $   (42)     $   675
                             =======      =======      =======      =======      =======      =======      =======      =======

            The following table sets forth average balances for assets and interest-bearing liabilities, the interest and yield on interest earning assets, the interest and rate paid on interest bearing liabilities, the net interest income and net interest spread, and the net interest margin for the periods indicated (in each case on a pro forma combined basis):

Average Balance Sheet                             Pro Forma Combined
(Dollars in thousands, unaudited)           Year Ended December 31, 1998
                                        ------------------------------------
                                         Average                     Average
                                         Balance      Interest     Yield/Rate
                                        --------      --------      --------
Interest earning assets:
  Loans (1)                             $130,307      $ 10,743         8.25%
  Investment securities                   55,440         3,348         6.04
  Other interest earning assets            9,765           639         6.54
                                        --------      --------      --------
  Total interest earning assets          195,512        14,730         7.53
  Non-interest earning assets             18,770
                                        --------
Total assets                             214,282
                                        ========
Interest bearing liabilities:
  Interest bearing checking             $ 38,105      $    526         1.38%
  Savings deposits                        42,842         1,525         3.56
  Time deposits                           74,767         4,309         5.76
  Short-term borrowings                   25,625         1,289         5.03
                                        --------      --------      --------
Total interest bearing liabilities      $181,339      $  7,649         4.22%
                                        ========

                                                      --------
Net interest income                                   $  7,081
                                                      ========
Net interest spread                                                    3.32%
Net interest margin(2)                                                 3.62%

(1)   Includes nonaccrual loans.

(2) Computed on a fully taxable basis, without regard to tax equivalent yields.

Average Balance Sheet
(Dollars in thousands, unaudited)                Pro Forma Combined
                                           Year Ended December 31, 1997 (2)
                                        ------------------------------------
                                         Average                     Average
                                         Balance      Interest     Yield/Rate
                                        --------      --------      --------
Interest earning assets:
  Loans (1)                             $ 84,505      $  7,677         9.08%
  Investment securities                   74,493         4,724         6.34
  Other interest earning assets            8,916           495         5.55
                                        --------      --------
  Total interest earning assets          167,914        12,896         7.68
  Non-interest earning assets              8,637
                                        --------
Total assets                            $176,551
                                        ========
Interest bearing liabilities:
  Interest bearing checking             $ 16,790      $    477         2.84%
  Savings deposits                        34,381         1,215         3.53
  Time deposits                           74,332         4,252         5.72
  Short-term borrowings                    8,874           501         5.65
                                        --------      --------
Total interest bearing liabilities      $134,377      $  6,445         4.80%
                                        ========

                                                      --------
Net interest income                                   $  6,451
                                                      ========
Net interest spread                                                    2.88%
Net interest margin(3)                                                 3.84%

(1)   Includes nonaccrual loans.

(2) Includes average pro forma adjustments to loans, investments, non-interest earning assets and time deposits.

(3) Computed on a fully taxable basis, without regard to tax equivalent yields.

Average Balance Sheet
(Dollars in thousands, unaudited)                Pro Forma Combined
                                           Year Ended December 31, 1996 (2)
                                        ------------------------------------
                                         Average                     Average
                                         Balance      Interest     Yield/Rate
                                        --------      --------      --------
Interest earning assets:
  Loans (1)                             $ 67,012      $  6,107         9.11%
  Investment securities                   83,090         5,085         6.16
  Other interest earning assets            6,626           392         5.47
                                        --------      --------      --------
  Total interest earning assets          156,728        11,584         7.39
  Non-interest earning assets             11,914
                                        --------
Total assets                            $168,642
                                        ========
Interest bearing liabilities:
  Interest bearing checking             $ 17,350      $    509         2.93
  Savings deposits                        35,972         1,241         3.45
  Time deposits                           66,664         3,797         5.70
  Short-term borrowings                    5,146           261         5.07
                                        --------      --------      --------
Total interest bearing liabilities      $125,132      $  5,808         4.64%
                                        ========

                                                      --------
Net interest income                                   $  5,776
                                                      ========
Net interest spread                                                    2.75%
Net interest margin(3)                                                 3.69%

(1)   Includes nonaccrual loans.

(2) Includes average pro forma adjustments to loans, investments, non-interest earning assets and time deposits.

(3) Computed on a fully taxable basis, without regard to tax equivalent yields.

             As illustrated in the preceding tables, the principal reason for the increase in net interest income from 1996 to 1997, and 1997 to 1998, was an increase in the volume of United's interest earning assets. The decrease in interest income from a planned decrease in the volume of investment securities held in portfolio was more than offset by a large positive contribution from increased loan volumes, as funds from borrowings, deposits and repayments of investment securities were applied to increase the volume of higher yielding loan assets. This increased volume of loans was largely responsible for the $1.2 million increase in interest income due to volume from 1996 to 1997 and the $3.0 million increase in interest income due to volume from 1997 to 1998. Average interest rates earned on loans declined during these periods as market interest rates declined slightly. Rates earned on investment securities increased from 1996 to 1997 and declined only slightly from 1997 to 1998.

             Rates paid on deposits remained relatively constant from 1996 to 1997 and from 1997 to 1998, resulting in only minimal changes in interest expense as a result of changes in such rates. A $7.7 million increase in certificate accounts from 1996 to 1997 and a $3.7 million increase in short-term borrowings, offset slightly by a decrease in average balances of savings and interest-bearing checking accounts, resulted in a $.55 million increase in interest expense due to volume from 1996 to 1997. Further increases in borrowings from 1997 to 1998, particularly in repurchase agreements and FHLB borrowings as United worked to expand its portfolio, caused an increase in interest expense in 1998 as compared to 1997.

             The increased interest expense was more than offset by the increased interest income resulting from expansion of United's loan portfolio during both periods. United's net interest income increased $.6 million from $6.5 million for 1997 to $7.1 million for 1998 and increased $.7 million from $5.8 million for the year ended December 31, 1996 to $6.5 million for the year ended December 31, 1997.

            PROVISION FOR LOAN LOSS. United provided $340,000 for loan losses in 1998. United provided $717,000 for loan losses in 1997 as compared with $160,000 in 1996. The increase in the provision for loan losses from 1996 to 1997 is in part because of the increased average balance in loans receivable and in part because of management's evaluation of overall economic conditions, both regionally and nationally.

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

            NON-INTEREST INCOME. In addition to net interest income, United generates significant non-interest income from a wide range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $1.7 million, or 94.0%, to $3.5 million for 1998. In contrast, non-interest income decreased $.1 million, or 5.3%, in 1997 as compared to 1996. The principal reason for the fluctuations were the strength of the home lending market, and particularly the refinancing market during 1998, as interest rates were relatively low and stable. The active refinancing market during this period resulted in a substantial increase in loan origination fees and discounts on sale of mortgage loans. United believes that any increase in interest rates is likely to result in a decreased refinancing market and would negatively affect United's fee income. Other non-interest income, including servicing fees on mortgage loans, service charges and FHLB stock dividends, remained relatively constant from period to period and are expected to remain relatively constant in future periods. United also recognized a small amount of gain on sale of investment securities in 1996 and 1998, while no investment securities were sold in 1997.

            NON-INTEREST EXPENSE. Non-interest expense increased $1.9 million, or 41.0%, to $6.4 million in 1998, but decreased $.5 million, or 10.0%, to $4.6 million in 1997 from $5.1 million in 1996. Salary and employee benefit expense, which increased $1.1 million to $3.5 million in 1998 from $2.4 million in 1997, accounted for most of the increase in 1998. This increase was due primarily to increased salary and commission expense associated with the refinancing activity and growth in the size of United's overall operations. To a lesser extent, this increase was also due to one-time merger related charges of $85,000 and increased data processing charges in the first quarter of 1998. The decrease in non-interest expense in 1997 as compared to 1996 was due primarily to a one-time FDIC insurance charge assessed against all savings institutions to recapitalize the SAIF deposit insurance fund, which resulted in a $789,000 charge for United in 1996.

            INCOME TAXES. Income tax expense increased $.3 million to $1.4 million for 1998 from $1.1 million for 1997, and increased $239,000 to $1,125,000 during 1997 from $886,000 during 1996. The principal reason for the increase in both periods was increased income, after adjustment for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans.

FINANCIAL CONDITION

            GENERAL. United's total assets increased $48.7 million to $232.5 million at December 31, 1998 from $183.8 million at December 31, 1997, and increased $7.2 million in 1997 from $176.6 million at December 31, 1996. The principal reason for the increases in both periods was growth in United's loan portfolio, which increased $49.5 million during 1998 and $16.5 million during 1997. The aggregate balance of mortgage-backed and investment securities declined in both periods, as United worked to apply some of these resources in higher yielding assets. The more rapid growth in 1998 reflects the application of the lending and investment policies of Heritage to the United organization.

            LOANS. Net loans receivable increased $49.5 million during 1998 to $143.3 million at December 31, 1998. Residential mortgage loans increased as United expanded its loan production offices and added residential lending staff. Although smaller in dollar amount, United's construction, agricultural and commercial real estate loans, and its non-real estate commercial and agricultural loans, grew even more rapidly during 1998. Substantial increases in commercial and agricultural loans, which are consistent with new loan policies adopted after the Heritage Merger, resulted from increased marketing through officer call programs, primarily through United's Great Falls office.

            Net loans increased $16.5 million during 1997 to $93.8 million at December 31, 1997. Virtually all of the increase is a result of expansion at Heritage as a result of the same focused loan call programs instituted company wide at United during 1998. Old United's loans increased only approximately $1 million during 1997.

            MORTGAGE-BACKED AND INVESTMENT SECURITIES. United's mortgage-backed and investment securities decreased $10.2 million to $51.9 million during the year ended December 31, 1998, and decreased $7.3 million to $62.1 million during 1997. Declining balances of investment securities from calls and maturities, and from the sale of $5.7 million of bonds and government mutual funds during 1998, accounted for the majority of the decrease. Mortgage-backed securities increased during 1998, as a result of net purchases of $8.4 million of mortgage-backed securities.

            OTHER ASSETS. Real estate owned decreased $523,000 during 1998 to $304,000 at December 31, 1998, as United sold one of its two remaining apartment complexes in Glendive, Montana for $360,000 (for no gain or loss) and recorded depreciation of $28,000. Real estate owned decreased $77,000 during 1997 as the result of the sale of two vacant lots previously acquired in foreclosure for $40,000 and depreciation of $37,000. United is currently actively marketing the remaining Glendive apartment complex.

            United purchased $210,600 of additional FHLB stock during 1998 and purchased $167,000 of FHLB stock during 1997, primarily as required to support the increased scope of its operations. United received FHLB stock dividends of $82,800 in 1998. Premises and equipment increased $.9 million during 1998, as the result of the purchase of additional computer equipment and remodeling of United's home office, and increased $.4 million during 1997, primarily as a result of the purchase of the second floor of United's home office ($425,000).

            Goodwill and identifiable intangibles increased $1.6 million during 1998 as a result of the acquisition of Old United in the Heritage Merger ($981,000), the purchase of two loan production offices ($184,000), and the purchase premium paid on State Bank deposits ($454,000), offset by amortization of $107,000 and changes to Old United's historical net assets of $87,000. Goodwill decreased $276,000 during 1997, of which $233,000 was due to changes in Old United's historical net assets and $43,000 of amortization.

            DEPOSITS AND BORROWINGS. United experienced a net increase in deposits of $26.4 million in 1998 and a net increase in deposits of $5.0 million for the year ended December 31, 1997. The increase in deposits during 1998 resulted primarily from the application of competitive rates on all deposit offerings by United as well as the offering of a greater array of loan products to attract depositors. The increase in 1997 was solely from deposit growth of Heritage as a result of the same policies. Old United had offered deposits with uncompetitive rates in order to maintain adequate margin over lower yielding assets, resulting in a net outflow of $7.8 million deposits at Old United during 1997.

            Borrowings increased $22.0 million to $31.6 million at December 31, 1998, from $9.6 million at December 31, 1997, and increased $1.8 million during 1997 from $7.8 million at December 31, 1996. All of the borrowings prior to February 3, 1998 represent borrowings by Heritage, as old United had no outstanding borrowings during such periods. The additional borrowings in 1998, comprised of a net increase of $15.7 million in FHLB advances and $6.3 million in securities sold under repurchase agreements, were used to fund increases in United's loan portfolio.

             NONPERFORMING ASSETS. When a borrower fails to make a scheduled payment on a loan and does not cure the delinquency within 15 days, United's policy is to contact the borrower between the 15th and 30th day of delinquency to establish a repayment schedule. If a loan is not current, or a realistic repayment schedule is not being followed by the 90th day of delinquency, United will generally proceed with legal action to foreclose the property after the loan has become contractually delinquent 90 days. Loans contractually past due 90 days are classified as nonperforming. However, not all loans past due 90 days automatically result in the non-accrual of interest income. If a 90 days past due loan has adequate collateral, or is FHA insured or VA guaranteed, leading to the conclusion that loss of principal and interest would likely not be realized, then interest income will continue to be accrued.

             The following schedule details the amounts of United's nonperforming assets, consisting of nonaccrual loans, accruing loans past due over 90 days and restructured loans.

(Dollars in thousands)                                     Pro Forma Combined
                                                               (unaudited)
                                        --------        ------------------------
                                        December        December        December
                                        31, 1998        31, 1997        31, 1996
                                        --------        --------        --------
Principal Balances:
  Accruing loans past due over 90
   days                                 $    387        $    437        $     45
  Non-accrual loans                          594               4              --
  Restructured loans                          --              --              --
                                        --------        --------        --------
Total                                   $    981        $    441        $     45
                                        --------        --------        --------
Interest:
  Due on non-accrual loans              $     12        $     --        $     --
  Included in income                        none            none            none

            United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At December 31, 1998, United had $553,000 of reported doubtful assets and no assets classified as loss. The doubtful balance represents one loan to a company which originates and securitizes home equity loans. With the disruption in the securitization market, liquidity constraints forced a subsidiary of the borrower to file for Chapter 11 bankruptcy protection in March 1999. United had placed the loan on non-accrual in December 1998, and has allocated loss reserves for any potential loss on the loan. As of March 31, 1999, the loan was current with regard to principal and interest payments. As of December 31, 1997 and 1996 (on a pro forma combined basis), United had no assets classified as doubtful or loss. At December 31, 1998, 1997 and 1996 (on a pro forma combined basis), United had $405,000, $116,000 and $40,000, respectively, of reported substandard assets. As a percent of total assets, substandard assets were approximately .17%, .06% and .02% at December 31, 1998, 1997 and 1996, respectively.

            PROVISION FOR LOAN LOSSES. The following schedule details changes in United's loan loss reserve at December 31 for each of the three years indicated:

                                                               Pro Forma Combined
(Dollars in thousands)                                             (unaudited)
                                                         ------------------------------
                                     Year Ended          Year Ended          Year Ended
                                      December            December            December
                                      31, 1998            31, 1997            31, 1996
                                     ----------          ----------          ----------
Balance beginning of period          $    1,146          $      463          $      401
Provision for loan losses                   340                 717                 160
Acquired from State Bank                     43                  --                  --
Charge-offs:
  Commercial                                 (4)                (10)                (98)
  Consumer                                  (52)                (25)                 --
                                     ----------          ----------          ----------
Total charge-offs                           (56)                (35)                (98)
Recoveries                                   12                   1                  --
                                     ----------          ----------          ----------
Net charge-offs                             (44)                (34)                (98)
                                     ----------          ----------          ----------
Balance end of period end            $    1,485          $    1,146          $      463
                                     ==========          ==========          ==========
Allowance for loan losses to:
  Total loans at period end                1.03%               1.21%                .59%
                                     ==========          ==========          ==========
  Net charge-offs to average
   loans                                    .04%                .04%                .15%
                                     ==========          ==========          ==========

            The following schedule allocates the loan loss reserve based on management's judgment of potential losses in the respective areas. While management has allocated the reserve to various portfolio segments for purposes of this table, the reserve is general in nature and is available for the portfolio in its entirety:

                                                                              Pro Forma Combined
(Dollars in thousands)                                                            (unaudited)
                                                               --------------------------------------------------
                                      December 31, 1998           December 31, 1997           December 31, 1996
                                   ----------------------      ----------------------      ----------------------
                                   Allowance       % to        Allowance       % to        Allowance       % to
                                   for loan      loans in      for loan      loans in      for loan      loans in
                                    losses       category       losses       category       losses       category
                                   ---------     --------      ---------     --------      ---------     --------
Real estate loans:
  1 - 4 residential                $     124         .25%      $     387         .90%      $     195         .50%
  5 or more residential                   66        1.00              67        1.00              33         .70
  Construction                            92        1.00              55        1.00              35         .80
  Commercial and agricultural            462        1.41             217        1.50              86         .80
Non-real estate loans:
  Commercial and agricultural            601        1.56             259        1.50              96         .80
  Consumer                               140        2.00             161        2.00              18         .25
                                   ---------      ------       ---------      ------       ---------      ------
Total                              $   1,485        1.03%      $   1,146        1.21%      $     463         .59%
                                   =========      ======       =========      ======       =========      ======

            REAL ESTATE OWNED. Total real estate owned ("REO") of United was $304,000, $827,000 and $904,000 at December 31, 1998, 1997 and 1996 (on a pro
forma combined basis) respectively. The schedule below details REO both held for sale and investment) by United as of the dates indicated.

                                                     Pro Forma Combined
(Dollars in thousands)                                   (unaudited)
                                                 ----------------------------
                                December 31,     December 31,    December 31,
                                    1998             1997            1996
                                ------------     ------------    ------------
REO held for sale               $         --     $         --    $         --
Allowance for possible losses             --               --              --

REO held for investment                  328              827             904
Accumulated depreciation                 (24)              --              --
                                ------------     ------------    ------------
Total REO held for investment   $        304     $        827    $        904
                                ============     ============    ============
As a percent of total assets             .13%             .45%            .53%
                                ============     ============    ============

            ASSET/LIABILITY MANAGEMENT. United's earnings depend to a large extent on the level of its "net interest income." Net interest income depends upon the difference (referred to as "interest rate spread") between the yield on United's loan and investment portfolios and interest-earning cash balances ("interest-earning assets"), and the rates paid on its deposits and borrowings ("interest-bearing liabilities"). Net interest income is further affected by the relative amounts of United's interest-earning assets and interest-bearing liabilities. In recent years, United's interest-earning assets have exceeded interest-bearing liabilities. However, when interest-earning assets decrease as a result of non-accrual loans and investments in non-interest earning assets, net interest income and interest rate spread also decrease and any continued decrease in the level of interest-earning assets would generally result in negative impact on earnings.

            One of the primary objectives of United's management has been to restructure United's balance sheet to reduce its vulnerability to changes in interest rates (Interest Rate Risk). Savings institutions historically have suffered from a mismatch in the term to maturity of their assets and liabilities, with mortgage loan assets tending to be of a much longer term than deposits, the primary liabilities of savings institutions. In periods of rising interest rates, this mismatch can render savings institutions vulnerable to increases in costs of funds (deposits and borrowings) that can outstrip increases in returns on longer-term fixed rate loans and investments, resulting in a decrease in positive interest rate spread and lower earnings.

            Several strategies have been employed by United to minimize the mismatch of asset and liability maturities. For the past several years, United has maintained the policy of selling the majority of newly-originated long-term (15 to 30-year maturity) fixed-rate mortgage loans to the secondary market. These loans are sold at their outstanding principal balance, which is the prearranged contract purchase price, and therefore, no gain or loss is realized at sale. United promotes the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions. United also emphasizes investment in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments. When maturities of loans increase, United offsets the increased interest rate risk with matching funds and maturities with the FHLB borrowings.

            The following tables provide information regarding the maturity of loans included in United's portfolio as of December 31, 1998. The amounts reflected in the following table give no effect to assumptions regarding loan prepayments or payoffs. Loans with variable rates of interest are classified as due when the loan principal balances are contractually due, not when the interest rate reprices.

(Dollars in thousands)
                                                 December 31, 1998
                                    --------------------------------------------
                                                            5 Years
                                     Up to        1 - 5       and
                                     1 Year       Years      Beyond       Total
                                    --------    --------    --------    --------
Loans:
Loans secured by real estate:
  Adjustable rate (all
   property types)                  $  4,530    $  7,768    $  4,718    $ 17,016
  1-4 family residential               5,129      10,572      22,749      38,450
  Multi-family and commercial            452       1,213       4,986       6,651
  Construction and undeveloped
   land                                9,224          --          --       9,224
                                    --------    --------    --------    --------
Total loans secured by real
  estate                              19,335      19,553      32,453      71,341
  Commercial non-real
   estate(1)                          14,727      29,766       9,234      53,727
  Agricultural non-real estate         4,330       6,520       1,338      12,188
  Consumer(2)                          1,478       4,161         464       6,103
                                    --------    --------    --------    --------
Total loans                         $ 39,870    $ 60,000    $ 43,489    $143,359
                                    ========    ========    ========    ========

                                                    Total loans
                                                     due after
                                                    December 31,
                                                       1999
                                                     ---------
            Fixed interest rates                     $  91,003
            Floating or adjustable rates
               or balloon payments                      12,486
                                                     ---------
                                                     $ 103,489
                                                     =========

(1)   Includes loans on commercial savings accounts
(2)   Includes consumer loans secured by real estate

            The following table sets forth the amortized cost, maturities and weighted average yield of United's investment portfolio at the dates indicated:


(Dollars in thousands)
                                                             December 31, 1998
                                   --------------------------------------------------------------------
                                                                                   10
                                    Up to           1 - 5         5 - 10          years
                                    1 year          years          years           and          Total
                                                                                 beyond
                                   --------       --------       --------       --------       --------
U.S. government and agencies       $  2,322       $  6,201       $  3,120       $  2,001       $ 13,644
Mortgage-backed securities            1,567         10,477            550         23,776         36,370
Municipal bonds                          10            192            605             52            859
Other                                   993             --             --             45          1,038
                                   --------       --------       --------       --------       --------
Total investments                  $  4,892       $ 16,870       $  4,275       $ 25,874       $ 51,911
                                   ========       ========       ========       ========       ========
Weighted average yield                 6.41%          6.39%          6.25%          5.89%          6.20%


                                                       Pro Forma Combined (unaudited)
                                                             December 31, 1997
                                   --------------------------------------------------------------------
                                                                                   10
                                    Up to           1 - 5         5 - 10          years
                                    1 year          years          years           and          Total
                                                                                 beyond
                                   --------       --------       --------       --------       --------
U.S. government and agencies       $  6,037       $ 13,449       $  3,507             --       $ 22,993
Mortgage backed securities            2,393         17,244          6,138          6,447         32,222
Municipal bonds                          --             67          1,069            103          1,239
Kemper U.S. Gov't bond mutual
  fund                                5,260             --             --             --          5,260
Other                                    --             --            407             --            407
                                   --------       --------       --------       --------       --------
Total investments                  $ 13,690       $ 30,760       $ 11,121       $  6,550       $ 62,121
                                   ========       ========       ========       ========       ========
Weighted average yield                 5.71%          6.61%          6.70%          6.93%          6.46%


            Maturity of time deposits of $100,000 or more at the dates indicated are as follows:

(Dollars in thousands)
                                                           Pro Forma Combined
                                                              (unaudited)
                                                         ----------------------
                                           December      December      December
                                           31, 1998      31, 1997      31, 1996
                                           --------      --------      --------
Less than three months                     $  2,578      $  1,822      $  1,461
Three to six months                           3,043         1,454         2,105
Six to twelve months                          3,970         3,015         2,394
Greater than twelve months                    3,407         2,833         2,604
                                           --------      --------      --------
Total                                      $ 12,998      $  9,124      $  8,564
                                           ========      ========      ========

STOCKHOLDERS' EQUITY. Stockholders' equity at December 31, 1998 was $30.5 million, or 13.1% of total assets, up slightly from $29.8 million, or 16.2% of total assets, at December 31, 1997 (on a pro forma combined basis). At December 31, 1998, book value was $17.98 per share. The increase in stockholders' equity is primarily due to net income of $2.3 million for 1998, partially offset by the payment of $1.3 million in dividends on United's Common Stock.

            The following table sets forth certain information regarding returns on average assets and average equity, dividend payout ratio and equity to assets ratio (average equity divided by average total assets), (i) Heritage for the years ended December 31, 1997 and 1996 and (ii) Old United for the years ended December 31, 1997 and 1996:

                                          United
                                         Pro Forma
                                         Combined
                                         December           Heritage               Old United
                                            31,           December 31,            December 31,
                                         --------    --------------------    --------------------
                                           1998        1997        1996        1997        1996
                                         --------    --------    --------    --------    --------
Return on average assets                     1.09%       0.73%       0.81%       1.30%       1.03%
Return on average equity                     7.68       21.45       25.78        5.50%       4.50
Dividend payout ratio                       54.64          --          --       88.00       99.00
Average equity to average assets
  ratio                                     14.17        3.40        3.20       23.70       23.00


            An additional $.25 per share dividend was declared in January 1998 prior to the Heritage Merger.

YEAR 2000

             Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations, including production of erroneous data, inability to process transactions, and other operational problems. As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known, and, if not corrected in a timely manner, could affect United as well as the U.S. and world economy generally.

         United has undertaken efforts to address Year 2000 computer issues. United has formed a project team including the President and Operations Officer of Heritage Bank and a contracted Year 2000 compliance person, and it contracted with a computer consulting firm, to evaluate the Year 2000 impact on United's mission-critical computer hardware and software and embedded technologies in its physical plant and automated equipment (such as ATMs, proof machines, vaults and security systems). The Banks are also in the process of ascertaining the Year 2000 readiness of its customers. As a result of the merger in May 1998 of United Bank into Heritage Bank and the acquisition of Heritage State Bank in August 1998, the project team is in the process of reevaluating its Year 2000 readiness. In addition to evaluating the scope of Year 2000 issues, the project team is prioritizing tasks, developing implementation plans and establishing completion and testing schedules. United is replacing, modifying or reprogramming certain systems, is requiring that new purchased hardware and software be Year 2000 compliant, and continuing to test its systems.

         The majority of United's information processing is performed by Banker's Resource Center, of which Heritage Bank is an 11% owner. Banker's Resource Center is regulated by banking regulators, has had various exams by banking regulators, and is currently in the process of conducting Year 2000 certification testing. Banker's Resource Center provides periodic reports to United on the status of its Year 2000 project readiness. During the past two years, and also in conjunction with merging the operations of Heritage Bank and United Bank, United has upgraded the majority of its internal computer hardware and software to Year 2000 compliant systems. Additionally, all of United's personal computers are being tested by its computer consulting firm. United has a budget of $105,000 for replacement of teller equipment, its telephone system and other Year 2000 costs. To date, approximately $60,000 has been spent on the Year 2000 project.

             Apart from United's Year 2000 efforts, federal banking regulators conduct special examinations of FDIC-insured banks and savings associations to determine whether they are taking necessary steps to prepare for the Year 2000 issue. These agencies are closely monitoring the progress made by these institutions in completing key steps required by their individual Year 2000 plans. The OTS, which regulates Heritage Bank, conducted an onsite Year 2000 examination in May 1998 and a follow-up examination in November 1998.

             The replacement, renovation and testing of its critical internal computer hardware and software and embedded technologies have progressed as scheduled as of December 31, 1998, which is expected to allow United time for necessary refinements and additional testing before December 31, 1999.

             Ultimately, the potential impact of Year 2000 issues will depend not only on the success of the corrective measures that United undertakes, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, counterparts, utilities, governmental agencies and other entities with which United does business. United is communicating with certain of these parties to heighten their awareness of Year 2000 issues, to learn how they are addressing them and to evaluate any likely impact on United. United also is asking important vendors for commitment dates for their Year 2000 readiness and delivery of compliance software and other products. In addition, United is monitoring the Year 2000 preparations of entities such as the Federal Reserve Bank, which provides services for processing and settling payments and securities transactions between banks. Year 2000 efforts of third parties are not within United's control, however, and their failure to remediate Year 2000 issues successfully could result in business disruption, increased operating cost and increased credit risk for United. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on United's future results of operations and financial condition. The United Board evaluated the possible allocation of a portion of its loss reserve specifically to potential losses from Year 2000 complications, particularly with its commercial loan customers. Although this risk will be closely monitored in 1999 by both senior management and the Board, no allocation of the loss reserve has been deemed necessary at this time. United is developing a contingency plan to mitigate potential delays or other problems, in the event of various problem scenarios and intends to assess such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers.

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

            INTEREST RATE RISK. United has established a formal IRR policy, and Heritage Bank has an Asset/Liability Management Committee and an Investment Committee, which meet at least quarterly to review and report on management's efforts to minimize IRR. Several asset/liability management strategies have been employed by United to minimize its exposure to IRR. These include selling most newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions, and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

            INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE. Interest rate risk sensitivity of net portfolio value ("NPV") measurement seeks to establish a methodology to measure the potential for the reduction of earnings and stockholders' equity resulting from both lower net interest income ("NII") and lower NPV caused by changes in market interest rates. NPV thus provides a leading indicator of future potential changes in both NII and stockholders' equity. Because of its asset size (less than $500 million), Heritage Bank falls under an OTS exemption that allows utilization of an asset/liability computer simulation program prepared and distributed by the OTS. The OTS Thrift Financial Report includes Schedule CMR that provides detailed information about the balances, interest rates, repricing, and maturity characteristics of the Bank's financial instruments. By utilizing the Bank's Schedule CMR data, the OTS runs computer simulations ("Net Portfolio Value Model") utilizing OTS assumptions. Heritage Bank, per OTS requirements, has established maximum percentage changes for NPV resulting from instantaneous changes in interest rates of 100 to 400 basis points. A maximum change of -15% for an instantaneous 200 basis point change in interest rate has been established. A 200 basis point change is used by the OTS as the current Interest Rate Sensitivity Measure by which thrifts are evaluated. Heritage Bank periodically reviews and makes changes to established limits for NPV changes due to mergers and other market factors.

            The following table demonstrates Heritage Bank's December 31, 1998 NPV and the $ present value of total assets, NPV ratio and basis point change for four instantaneous increases and the four instantaneous decreases in interest rates:

                Interest Rate Sensitivity of Net Portfolio Value

  (Dollars in thousands)
Instantaneous       Net Portfolio Value          NPV as % of PV of Assets
  Change in    ---------------------------------------------------------------
     Rates     $ Amount  $ Change  % Change  Total Assets  NPV Ratio   Change
-------------  --------  --------  --------  ------------  ---------  --------

   +400  bp     17,799    -6,240     -26%       207,356       8.58%   -245  bp
   +300  bp     19,517    -4,521     -19%       210,123       9.29%   -174  bp
   +200  bp     21,173    -2,866     -12%       212,850       9.95%   -108  bp
   +100  bp     22,662    -1,376      -6%       215,443      10.52%    -51  bp
      0  bp     24,039         -       -%       217,948      11.03%      -
   -100  bp     25,593     1,554      +6%       220,664      11.60%    +57  bp
   -200  bp     27,362     3,324     +14%       223,626      12.24%   +121  bp
   -300  bp     29,604     5,566     +23%       227,092      13.04%   +201  bp
   -400  bp     31,617     7,578     +32%       230,361      13.73%   +270  bp


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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 25, 1999 (the Proxy Statement is incorporated herein by reference). Information regarding executive officers is set forth in Part I of this Report.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

List of Documents filed by Company as part of this Report.

(a)   (1)   FINANCIAL STATEMENTS:

      The following financial statements of United Financial are included herein as follows:

                                                                     Page Number
                                                                     -----------

      Independent Auditors' Reports                                      F-1

      Consolidated Statements of Financial Condition,                    F-3
        December 31, 1998 and 1997

      Consolidated Statements of Income - Years Ended                    F-4
        December 31, 1998, 1997, and 1996

      Consolidated Statements of Changes in Stockholders' Equity and
      Comprehensive Income - Years Ended                                 F-5
        December 31, 1998, 1997, and 1996

      Consolidated Statements of Cash Flows - Years Ended                F-6
        December 31, 1998, 1997, and 1996

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

(b)   REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 1998

      None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNITED FINANCIAL CORP.

By: /s/ John M. Morrison              By: /s/ Kurt R. Weise
    ------------------------              ---------------------
    John M. Morrison                      Kurt R. Weise
    Chairman of the Board and             President and Chief Operating Officer
    Chief Executive Officer               (Duly Authorized Representative)
    (Duly Authorized Representative)
Date:     March 30, 1999              Date:  March 30, 1999
     -----------------------               --------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ John M. Morrison              By: /s/ Kurt R. Weise
    ---------------------------           ------------------------------
    John M. Morrison                      Kurt R. Weise
    Director                              Director

Date:     March 30, 1999              Date:  March 30, 1999
     ---------------------------            -------------------------


By: /s/ Larry D. Albert               By: /s/ Dr. J. William Bloemendaal
    ---------------------------           ------------------------------
    Larry D. Albert                       Dr. J. William Bloemendaal
    Director                              Director

Date:     March 30, 1999              Date:  March 30, 1999
     ---------------------------            -------------------------


By: /s/ Elliott L. Dybdal             By: /s/ Janice M. Graser
    ---------------------------           ------------------------------
    Elliott L. Dybdal                     Janice M. Graser
    Director                              Director

Date:     March 30, 1999              Date:  March 30, 1999
     ---------------------------            -------------------------


By: /s/ Jerome H. Hentges             By: /s/ William L. Madison
    ---------------------------           ------------------------------
    Jerome H. Hentges                     William L. Madison
    Director                              Director

Date:     March 30, 1999              Date:  March 30, 1999
     ---------------------------            -------------------------


By: /s/ Kevin P. Clark                By: /s/ Steve Feurt
    ---------------------------           ------------------------------
    Kevin P. Clark                        Steve Feurt
    Director                              Director

Date:     March 30, 1999              Date:  March 30, 1999
     ---------------------------            -------------------------

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
United Financial Corp.:


We have audited the accompanying consolidated statements of financial condition of United Financial Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






/s/ KPMG LLP

Billings, Montana
February 19, 1999

     Certified
     Public
     Accountants

To the Board of Directors
Heritage Bancorporation
Great Falls, Montana


                          INDEPENDENT AUDITOR'S REPORT



We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Heritage Bancorporation and subsidiary for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the management of Heritage Bancorporation. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Heritage Bancorporation for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



                                              /s/ Douglas Wilson & Company, P.C.




Great Falls, Montana
March 31, 1997

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                          DECEMBER 31,
                                                               ---------------------------------
                               ASSETS                              1998                1997
                                                               -------------       -------------
Cash and cash equivalents                                      $  19,255,570           9,868,985
Time deposits in banks                                                    --              98,000
Securities available-for-sale                                     51,899,657          14,219,330
Loans receivable, net                                            143,359,113          56,795,635
Loans held for sale                                                5,716,976           1,467,387
Stock in Federal Home Loan Bank of Seattle, at cost                1,232,300             404,000
Accrued interest receivable                                        1,918,365             687,820
Premises and equipment, net                                        3,482,411           1,635,873
Real estate owned, net of accumulated depreciation
     of $24,420                                                      304,224                  --
Deferred income taxes                                                101,780             133,270
Investment in Valley Bancorp, Inc.                                 2,683,791                  --
Goodwill, net of accumulated amortization of $225,573 and
     $150,444 at December 31, 1998 and 1997, respectively          1,399,783             494,345
Identifiable intangibles, net of accumulated
     amortization of $30,554                                         606,762                  --
Other assets                                                         600,477             547,632
                                                               -------------       -------------

                                                               $ 232,561,209          86,352,277
                                                               =============       =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Interest bearing deposits                                 $ 148,724,735          58,617,191
     Non-interest bearing deposits                                18,895,349          11,768,903
     Federal Home Loan Bank advances                              22,175,000           6,425,000
     Securities sold under agreements to repurchase                9,450,572           3,173,149
     Long-term debt                                                       --           2,350,000
     Advances from borrowers for taxes and insurance                 342,607             137,582
     Income taxes payable                                            115,634             167,243
     Accrued interest payable                                      1,267,108             807,061
     Accrued expenses and other liabilities                        1,062,237             158,233
                                                               -------------       -------------

           Total liabilities                                     202,033,242          83,604,362
                                                               -------------       -------------

Stockholders' equity:
     Preferred stock, no par value; authorized 2,000,000
        shares; no shares issued                                          --                  --
     Common stock, no par value; authorized 8,000,000
        shares; 1,698,312 shares issued and outstanding           28,001,579                 100
     Additional paid-in capital                                           --           1,080,028
     Retained earnings, substantially restricted                   2,533,289           1,539,605
     Accumulated other comprehensive income (loss)                    (6,901)            128,182
                                                               -------------       -------------

           Total stockholders' equity                             30,527,967           2,747,915
                                                               -------------       -------------

Commitments and contingencies
                                                               $ 232,561,209          86,352,277
                                                               =============       =============

See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                    Years ended December 31,
                                                         ---------------------------------------------
                                                             1998             1997             1996
                                                         -----------      -----------      -----------
Interest income:
     Loans receivable                                    $10,515,655        4,529,566        3,225,854
     Mortgage-backed securities                            2,189,305          832,182          873,379
     Investment securities                                   914,676          209,263          194,484
     Time deposits in banks                                    6,709            6,860           21,923
     Other interest-earning assets                           622,694          195,579          204,724
                                                         -----------      -----------      -----------

           Total interest income                          14,249,039        5,773,450        4,520,364
                                                         -----------      -----------      -----------

Interest expense:
     Deposits                                              6,090,923        2,635,234        2,058,630
     Long-term debt                                           11,917          189,657          191,234
     Federal Home Loan Bank (FHLB) advances                  898,446          253,407           31,559
     Securities sold under agreements to repurchase          391,281           79,035          137,565
                                                         -----------      -----------      -----------

           Total interest expense                          7,392,567        3,157,333        2,418,988
                                                         -----------      -----------      -----------

           Net interest income                             6,856,472        2,616,117        2,101,376

Provision for loan losses                                    335,000          492,400          160,000
                                                         -----------      -----------      -----------

           Net interest income after provision for
              loan losses                                  6,521,472        2,123,717        1,941,376
                                                         -----------      -----------      -----------

Non-interest income:
     Loan origination fees on loans sold                   2,606,436          649,354          678,575
     Loan servicing fees                                      78,600           65,739           45,687
     Customer service charges                                336,684          275,509          253,493
     Gain on sale of investment securities                    43,162               --               --
     Equity in income of Valley Bancorp, Inc.                  1,550               --               --
     Other                                                   225,603          112,992           81,143
                                                         -----------      -----------      -----------

           Total non-interest income                       3,292,035        1,103,594        1,058,898
                                                         -----------      -----------      -----------

Non-interest expense:
     Compensation and benefits                             3,369,524        1,206,812        1,006,825
     Occupancy and equipment                                 625,110          227,861          191,693
     Deposit insurance premiums                               82,873           27,389          104,144
     Special assessment by the SAIF                               --               --          239,297
     Data processing fees                                    349,251          199,263          156,715
     Other                                                 1,720,734          699,604          552,114
                                                         -----------      -----------      -----------

           Total non-interest expense                      6,147,492        2,360,929        2,250,788
                                                         -----------      -----------      -----------

           Income before income taxes                      3,666,015          866,382          749,486

Income taxes                                               1,398,595          324,161          263,457
                                                         -----------      -----------      -----------

           Net income                                    $ 2,267,420          542,221          486,029
                                                         ===========      ===========      ===========

Net income per share                                     $      1.43             1.14             1.02
                                                         ===========      ===========      ===========

Weighted average shares outstanding                        1,587,711          475,000          475,000
                                                         ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 1998, 1997 and 1996

                                                                                                      Accumulated
                                                                                                         other           Total
                                                          Common      Additional        Retained     comprehensive   stockholders'
                                                          stock     paid-in capital     earnings         income          equity
                                                       -----------    -----------     -----------     -----------     -----------
Balances at December 31, 1995                          $       100      1,080,028         511,355         102,037       1,693,520

Comprehensive income:
     Net income                                                 --             --         486,029              --         486,029
     Decrease in net unrealized gains on securities
        available-for-sale                                      --             --              --          (1,848)         (1,848)
                                                                                                                      -----------
           Total comprehensive income                                                                                     484,181
                                                       -----------    -----------     -----------     -----------     -----------
Balances at December 31, 1996                                  100      1,080,028         997,384         100,189       2,177,701

Comprehensive income:
     Net income                                                 --             --         542,221              --         542,221
     Increase in net unrealized gains on securities
        available-for-sale                                      --             --              --          27,993          27,993
                                                                                                                      -----------
           Total comprehensive income                                                                                     570,214
                                                       -----------    -----------     -----------     -----------     -----------
Balances at December 31, 1997                                  100      1,080,028       1,539,605         128,182       2,747,915

Comprehensive income:
     Net income                                                 --             --       2,267,420              --       2,267,420
     Decrease in net unrealized gains on securities
        available-for-sale, net of reclassification
        adjustment                                              --             --              --        (135,083)       (135,083)
                                                                                                                      -----------
           Total comprehensive income                                                                                   2,132,337
                                                                                                                      -----------
Issuance of 1,223,312 shares, net of issuance costs
     of $125,617                                        24,646,451             --              --              --      24,646,451

Change in par value of stock to no par                   1,080,028     (1,080,028)             --              --              --

Capital contribution                                     2,275,000             --              --              --       2,275,000

Dividends declared ($.75 per share)                             --             --      (1,273,736)             --      (1,273,736)
                                                       -----------    -----------     -----------     -----------     -----------
Balances at December 31, 1998                          $28,001,579             --       2,533,289          (6,901)     30,527,967
                                                       ===========    ===========     ===========     ===========     ===========

                                                                Year ended December 31,
                                                       ------------------------------------------
Reclassification adjustment:                               1998           1997            1996
                                                       -----------    -----------     -----------
Holding gains (losses) arising during the period       $  (262,810)        45,517          (3,005)
Tax expense                                                101,182        (17,524)          1,157
                                                       -----------    -----------     -----------
        Net, after tax                                    (161,628)        27,993          (1,848)
                                                       -----------    -----------     -----------
Reclassification adjustment for amounts included
     in income                                              43,162             --              --
Tax expense                                                (16,617)            --              --
                                                       -----------    -----------     -----------
        Net, after tax                                      26,545             --              --
                                                       -----------    -----------     -----------
Net unrealized gain (loss) on securities               $  (135,083)        27,993          (1,848)
                                                       ===========    ===========     ===========

See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                   Years ended December 31,
                                                                      --------------------------------------------------
                                                                          1998               1997               1996
                                                                      ------------       ------------       ------------
Cash flows from operating activities:
     Net income                                                       $  2,267,420            542,221            486,029
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
           Provision for loan losses                                       335,000            492,400            160,000
           Amortization of goodwill and identifiable intangibles           105,683             42,984             42,984
           Depreciation of premises and equipment and
              real estate held for investment                              320,080            110,329             87,582
           Equity in income of Valley Bancorp, Inc.                         (1,550)                --                 --
           Amortization of loan origination fees                             3,292            (54,037)           (42,770)
           Amortization of premiums and discounts on
              investment securities and loans                              (30,636)            (2,040)           (91,541)
           Mortgage loans originated and held for sale                 (85,999,406)       (30,718,295)       (30,341,574)
           Proceeds from sales of mortgage loans held for sale          81,749,817         31,649,850         39,337,311
           FHLB stock dividends                                            (82,800)           (26,800)           (24,300)
           Increase in accrued interest receivable                        (404,023)          (207,127)           (80,394)
           Decrease (increase) in deferred income taxes                    117,440           (133,003)           (64,745)
           Decrease (increase) in other assets                           2,185,394            (32,448)          (156,099)
           Increase (decrease) in income taxes payable                    (168,053)           102,349             21,512
           Increase in accrued interest payable                            129,408            233,664            136,772
           Increase (decrease) in accrued expenses
              and other liabilities                                     (2,568,482)          (172,248)            32,981
                                                                      ------------       ------------       ------------
                 Net cash provided by (used in) operating
                    activities                                          (2,041,416)         1,827,799           (496,252)
                                                                      ------------       ------------       ------------
Cash flows from investing activities:
     Net decrease in time deposits in banks                                 98,000                 --            247,485
     Net increase in loans receivable                                  (46,501,033)       (15,777,452)       (13,705,750)
     Purchases of securities available-for-sale                        (37,033,497)        (6,872,431)        (4,561,250)
     Proceeds from maturities, paydowns and sales of securities
        available-for-sale                                              44,257,269          6,869,640          6,476,883
     Purchases of Federal Home Loan Bank stock                            (210,600)           (49,100)                --
     Purchase of Valley Bancorp, Inc. stock                             (2,682,241)                --                 --
     Purchases of premises and equipment                                  (940,655)          (556,554)          (341,070)
     Proceeds from sale of real estate owned                               360,000                 --                 --
     Acquisition of real estate owned                                       (4,756)                --                 --
     Acquisition of identifiable intangibles                              (183,316)                --                 --
     Increase (decrease) in minority interest                                   --               (451)                39
     Acquired cash and cash equivalents in merger                        8,112,629                 --                 --
     Acquired cash and cash equivalents of failed bank                  11,553,977                 --                 --
                                                                      ------------       ------------       ------------
                 Net cash used in investing activities                 (23,174,223)       (16,386,348)       (11,883,663)
                                                                      ------------       ------------       ------------
Cash flows from financing activities:
     Net increase in deposits                                           13,982,987         12,745,405         14,899,047
     Net increase in FHLB advances                                      15,750,000          5,000,000          1,425,000
     Payments on long-term debt                                         (2,350,000)          (200,000)          (100,000)
     Net increase (decrease) in securities sold under
        repurchase agreements                                            6,277,423         (3,201,637)          (716,196)
     Increase (decrease) in advances from borrowers for
        taxes and insurance                                                (59,450)            (5,437)            16,453
     Capital contribution                                                2,275,000
     Dividends paid to stockholders                                     (1,273,736)                --                 --
                                                                      ------------       ------------       ------------
                 Net cash provided by financing activities              34,602,224         14,338,331         15,524,304
                                                                      ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                     9,386,585           (220,218)         3,144,389

Cash and cash equivalents at beginning of year                           9,868,985         10,089,203          6,944,814
                                                                      ------------       ------------       ------------
Cash and cash equivalents at end of year                              $ 19,255,570          9,868,985         10,089,203
                                                                      ============       ============       ============
Cash paid during the year for:
     Interest                                                         $  6,933,000          2,924,000          2,282,000
     Income taxes                                                        1,449,000            355,000            130,000
                                                                      ============       ============       ============

See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    GENERAL

              On February 3, 1998, Heritage Bancorporation merged with United Financial Corp. ("United"). Heritage Bancorporation was the parent company of Heritage Bank (acquired by Heritage Bancorporation in June 1994) and United Financial Corp. was the parent company of United Savings Bank. The merger resulted in a combined entity, United Financial Corp., with the subsidiary banks. The subsidiary banks were combined into one bank called Heritage Bank in May 1998.

              The merger was treated as a reverse acquisition accounted for as a purchase of United by Heritage Bancorporation. Heritage Bancorporation is considered the accounting acquiror because Heritage Bancorporation effectively acquired the operations of United, including its assets and liabilities, as a result of the change in control and other related consequences of the merger. Consistent with Heritage Bancorporation being the acquiring corporation, the historical financial statements of the combined entity are those of Heritage Bancorporation. Accordingly, the historical statements of operations of the combined entity only reflect the operations of United commencing on and after the closing date of the merger.

              The accompanying consolidated financial statements include the accounts of United Financial Corp. (UFC) and its wholly-owned subsidiaries, Heritage Bank (Heritage) and Heritage State Bank (Heritage State). The consolidated financial statements also include Community Service Corporation (CSC), a wholly-owned subsidiary of Heritage. UFC, Heritage, Heritage State and CSC are herein referred to collectively as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation.

              The Company, through its subsidiary banks, provides a full range of banking services to individual and corporate customers in central and western Montana. The subsidiary banks are subject to competition from other financial service providers. The Company and its subsidiary banks are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

       (b)    BASIS OF PRESENTATION

              The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

                                                                     (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


              Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. Management believes the allowance for loan losses is adequate, however, future additions to the allowance may be necessary based on changes in factors affecting the borrowers' ability to repay. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.


       (c)    CASH EQUIVALENTS

              For purposes of the consolidated statements of cash flows, the Company considers all cash, daily interest demand deposits, amounts due from banks and interest-bearing deposits with banks with original maturities of three months or less to be cash equivalents.


       (d)    INVESTMENT AND MORTGAGE-BACKED SECURITIES

              Investment and mortgage-backed securities available-for-sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available-for-sale are carried at fair value and unrealized gains and losses (net of related tax effects) are excluded from earnings and reported as a separate component of stockholders' equity. Investment securities and mortgage-backed securities, other than those designated as available-for-sale or trading, are comprised of debt securities for which the Company has positive intent and ability to hold to maturity and are carried at cost. Management determines the appropriate classification of investment and mortgage-backed securities as either available-for-sale or held-to-maturity at the purchase date.

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


                                       2                             (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


              Material loan origination fees and related direct origination costs are deferred and the net fee or cost is recognized as interest income using the level-yield method over the contractual life of the loans, adjusted for prepayments. Origination fees on loans sold to the secondary market are recognized when the loan is sold. Amortization of deferred loan origination fees and costs and the accretion of unearned discounts are suspended during periods in which the related loan is on nonaccrual status.


       (f)    ALLOWANCE FOR LOAN LOSSES

              The allowance for loan losses is based on management's evaluation of the adequacy of the allowance, including an assessment of the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and independent appraisals.

              Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged off. The allowance is reduced by loans charged off. Loans are charged off when management believes there has been permanent impairment of their carrying values.

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

              At December 31, 1998 and 1997, the amount of impaired loans was not material.

       (g)    LOANS HELD FOR SALE

              Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value. Net unrealized losses are recognized by charges to income.


                                       3                             (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       (h)    GOODWILL AND IDENTIFIABLE INTANGIBLES

              Goodwill and identifiable intangibles represent the excess of cost over the fair value of the net assets at the date acquired. Goodwill is being amortized against income using the straight-line method over 15 years. Identifiable intangibles are being amortized against income using the straight-line method over 5 years.


       (i)    STOCK IN FEDERAL HOME LOAN BANK

              Member institutions of the Federal Home Loan Bank (FHLB) are required to hold stock of its district FHLB according to predetermined formulas. This investment is carried at cost.


       (j)    PREMISES AND EQUIPMENT

              Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on straight-line and accelerated methods over the estimated useful lives of 39 years for the building, 5 to 15 years for improvements, and 5 to 10 years for furniture, fixtures and equipment.


       (k)    REAL ESTATE OWNED

              Real estate owned represents real estate assets acquired through foreclosure or deed in lieu and is comprised of properties held for sale and held for investment. Foreclosed assets held for sale are carried at the lower of fair value minus estimated costs to sell, or cost. Fair value is determined as the amount that could be reasonably expected in a current sale (other than a forced or liquidation sale) between a willing buyer and a willing seller. Foreclosed assets held for the production of income are held by CSC and carried at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. During 1998, the Company sold real estate held for investment with a book value of $360,000. No gain or loss was recorded on the sale.


       (l)    INVESTMENT IN VALLEY BANCORP, INC.

              The investment in the common stock of Valley Bancorp, Inc. is accounted for by the equity method.


       (m)    INCOME TAXES

              Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in tax expense in the period that includes the enactment date.


                                       4                             (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       (n)    NET INCOME PER SHARE

              Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. The Company had no potential common stock during the years ended December 31, 1998, 1997 or 1996.

              Net income per share for the years ended December 31, 1997 and 1996 is calculated by dividing net income by the pro forma weighted average Heritage Bancorporation common shares outstanding. Pro forma weighted average shares outstanding is based on the 475,000 shares assumed to be outstanding after the February 3, 1998 assumed recapitalization effected in conjunction with the acquisition of United (see note 18).


       (o)    IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

              Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is deemed impaired if the sum of the expected future cash flows is less than the carrying amount of the asset. If impaired, an impairment loss is recognized to reduce the carrying amount of the asset. At December 31, 1998 and 1997, there were no assets that were considered impaired. Long-lived assets to be disposed of are reported at the lower of carrying value or fair value less costs to sell.


       (p)    RECLASSIFICATIONS

              Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.


       (q)    COMPREHENSIVE INCOME

              Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," was adopted by the Company effective January 1, 1998. SFAS No. 130 requires companies to report comprehensive income, which includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders in a separate statement. The Company's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.


                                       5                             (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       (r)    NEW ACCOUNTING PRONOUNCEMENTS

              In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management of the Company is currently assessing the effect, if any, on its financial statements of implementing SFAS No. 133. The Company will be required to adopt SFAS No. 133 on January 1, 2000.


(2)    CASH ON HAND AND IN BANKS

       The subsidiary banks are required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. The amount of this required reserve balance at December 31, 1998 was approximately $504,000. An additional $200,000 compensating balance is required to be maintained with the Federal Reserve Bank for wire transfers.

(3)    SECURITIES AVAILABLE-FOR-SALE

       The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale at December 31 are as follows:

                                                              1998
                                ----------------------------------------------------------------
                                                     GROSS            GROSS           ESTIMATED
                                 AMORTIZED        UNREALIZED        UNREALIZED          FAIR
                                    COST             GAINS            LOSSES            VALUE
                                -----------      -----------       -----------       -----------
U.S. Government and
    Federal agencies            $13,643,490           26,394           (33,159)       13,636,725
Mortgage-backed
  securities                     36,369,874           76,794           (93,923)       36,352,745
Municipal bonds                     858,660           30,641            (4,510)          884,791
Other                             1,038,800               --           (13,404)        1,025,396
                                -----------      -----------       -----------       -----------

                                $51,910,824          133,829          (144,996)       51,899,657
                                ===========      ===========       ===========       ===========

                                                              1997
                                ----------------------------------------------------------------
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
                                ===========      ===========       ===========       ===========


                                       6                             (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The Company has not entered into any swaps, options, or futures contracts. Included in the municipal bonds, U.S. Government and Federal agencies security amounts are investments which have call features.

       Maturities of securities available-for-sale by contractual maturity at December 31, 1998 are shown below. Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities.

                                                                                   ESTIMATED
                                                                 AMORTIZED           FAIR
                                                                   COST              VALUE
                                                               ------------      ------------
Due within one year                                            $  1,301,159         1,294,596
Due after one year through five years                             8,434,564         8,444,619
Due after five years through ten years                            3,724,679         3,746,036
Due after ten years                                               2,080,548         2,061,661
                                                               ------------      ------------
                                                                 15,540,950        15,546,912
Mortgage-backed securities                                       36,369,874        36,352,745
                                                               ------------      ------------

                                                               $ 51,910,824        51,899,657
                                                               ============      ============

       Gross proceeds from sales of investment securities were $7,594,567 for the year ended December 31, 1998 resulting in gross gains of $63,880 and gross losses of $20,718. There were no sales of investment securities available-for-sale during the years ended December 31, 1997 and 1996.


(4)    LOANS RECEIVABLE, NET

       Loans receivable, net at December 31 are summarized as follows:

                                                                   1998              1997
                                                               ------------      ------------
First mortgage loans and contracts secured by real estate      $ 53,208,295        16,857,570
Commercial real estate loans                                     27,449,222        11,108,988
Commercial loans                                                 37,564,411        10,931,879
Second mortgage consumer loans                                    9,065,655         7,375,192
Auto and other consumer loans                                     7,159,864         5,304,928
Agricultural loans                                                8,191,121         4,952,483
Savings account loans                                               752,320           431,190
Tax exempt municipal loans                                        1,476,736           710,180
                                                               ------------      ------------

                                                                144,867,624        57,672,410
Less:
    Unearned discount and deferred loan origination fees             23,831            30,870
    Allowance for loan losses                                     1,484,680           845,905
                                                               ------------      ------------

                                                               $143,359,113        56,795,635
                                                               ============      ============


                                       7                             (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       A summary of activity in the allowance for loan losses for the years ended December 31 follows:

                                               1998             1997             1996
                                           -----------      -----------      -----------
Balance, beginning of year                 $   845,905          387,656          325,492
Balance acquired in merger                     347,900               --               --
Provision for loan losses                      335,000          492,400          160,000
Losses charged off, net of recoveries          (44,125)         (34,151)         (97,836)
                                           -----------      -----------      -----------
Balance, end of year                       $ 1,484,680          845,905          387,656
                                           ===========      ===========      ===========

       Loans receivable include approximately $37,163,000 and $19,114,000 in adjustable rate loans at December 31, 1998 and 1997, respectively.

       Real estate loans serviced for others totaled approximately $23,021,000 and $17,693,000 at December 31, 1998 and 1997, respectively.

       At December 31, 1998 and 1997 approximately $36,117,000 and $8,015,000, respectively, of the Company's loans receivable are obligations of customers located outside of the Company's trade area.

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

       Financial instruments outstanding at December 31, 1998 whose contract amounts represent credit risk include:

              Letters of credit                        $     12,550
                                                       ============

              Commitment outstanding - fixed rate      $  4,756,000
              Commitment outstanding - variable rate      2,400,000
                                                       ------------
                                                       $  7,156,000
                                                       ============
              Unused lines of credit                   $ 10,375,000
                                                       ============

(5)    ACCRUED INTEREST RECEIVABLE

       Accrued interest receivable at December 31 is summarized as follows:

                                                                 1998            1997
                                                              ----------      ----------
Loans receivable                                              $1,483,478         527,128
Mortgage-backed securities                                       190,691          62,477
Investment securities                                            207,105          81,264
Time deposits in banks and other interest-earning assets          37,091          16,951
                                                              ----------      ----------
                                                              $1,918,365         687,820
                                                              ==========      ==========


                                       8                             (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)    PREMISES AND EQUIPMENT

       Premises and equipment at December 31 are summarized as follows:

                                                1998                    1997
                                            -----------             -----------

Land                                        $   384,912                 120,531
Building and improvements                     2,538,110               1,365,533
Furniture, fixtures and equipment             1,442,947                 757,079
                                            -----------             -----------
                                              4,365,969               2,243,143
Accumulated depreciation                       (883,558)               (607,270)
                                            -----------             -----------
                                            $ 3,482,411               1,635,873
                                            ===========             ===========

       Included in building and improvements is approximately $550,000 related to a duplicate facility acquired in the merger which is currently held for sale.


(7)    DEPOSITS

       Deposits at December 31 are summarized as follows:

                                                 1998                             1997
                                 -------------------------------------    --------------------
                                    WEIGHTED
                                  AVERAGE RATE       AMOUNT        %          AMOUNT       %
                                 -------------   -------------   -----    ------------   -----
Demand accounts                      0.00%       $  18,895,349    11.3%   $ 11,768,903    16.7%
NOW and money market accounts        1.96%          22,906,877    13.7      12,397,277    17.6
Savings accounts                     4.02%          46,810,631    27.9      12,007,918    17.1
                                                 -------------   -----    ------------   -----

                                                    88,612,857    52.9      36,174,098    51.4
                                                 -------------   -----    ------------   -----

Certificates of deposit:         2.00 to 2.99%             147      -              272      -
                                 3.00 to 3.99%           6,229      -           19,961      -
                                 4.00 to 4.99%       4,981,241     3.0         404,541      .6
                                 5.00 to 5.99%      53,790,598    32.1       9,615,525    13.7
                                 6.00 to 6.99%      20,108,513    12.0      23,320,442    33.1
                                 7.00 to 7.99%         120,499     -           851,255     1.2
                                                 -------------   -----    ------------   -----

Total certificates of deposit        5.65%          79,007,227    47.1      34,211,996    48.6
                                                 -------------   -----    ------------   -----

                                     4.09%       $ 167,620,084   100.0%   $ 70,386,094   100.0%
                                                 =============   =====    ============   =====

       Scheduled maturities of certificates of deposit at December 31, 1998 are as follows:

              Due within one year               $ 58,027,629
              Due within two to three years       18,654,044
              Due within four to five years        2,183,107
              Due after five years                   142,447
                                                ------------
                                                $ 79,007,227
                                                ============


                                       9                             (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Certificates of deposit of $100,000 or more are approximately $12,998,000 and $5,442,000 at December 31, 1998 and 1997, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

       Interest expense on deposits for the years ended December 31 is summarized as follows:

                                         1998            1997            1996
                                      ----------      ----------      ----------

Savings accounts                      $1,610,134         468,392         376,563
NOW and money market accounts            267,275         229,475         251,771
Certificates of deposit                4,213,514       1,937,367       1,430,296
                                      ----------      ----------      ----------

                                      $6,090,923       2,635,234       2,058,630
                                      ==========      ==========      ==========

(8)    FEDERAL HOME LOAN BANK ADVANCES

       Federal Home Loan Bank advances at December 31 are summarized as follows:

                                                                             1998             1997
                                                                         -----------      -----------
4.79% to 6.01% fixed rate advances, interest payable monthly             $19,175,000        3,425,000
5.39% to 5.52% putable advances, put options exercisable quarterly,
    interest payable monthly                                               3,000,000        1,000,000
Adjustable rate advance, repaid in June 1998                                      --        2,000,000
                                                                         -----------      -----------

                                                                         $22,175,000        6,425,000
                                                                         ===========      ===========

       Contractual principal repayments on advances from the Federal Home Loan Bank subsequent to December 31, 1998 are as follows:

              Years ending December 31,
              -------------------------
                        1999                    $  5,000,000
                        2000                       3,000,000
                        2001                       5,175,000
                        2002                       2,000,000
                        2003                       5,000,000
                        Thereafter                 2,000,000
                                                ------------

                                                $ 22,175,000
                                                ============

       These advances are collateralized by the Federal Home Loan Bank of Seattle stock held by the Company, unpledged investment and mortgage-backed securities and qualifying real estate loans.

       The weighted average interest rate on these advances was 5.65% and 5.81% at December 31, 1998 and 1997, respectively.


                                       10                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       At December 31, 1998, the Company had a Cash Management Advance (CMA) note with a maximum allowable advance of $9,478,900. There were no outstanding advances on the CMA note as of December 31, 1998.


(9)    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

       Securities sold under agreements to repurchase at December 31 consist of the following:

                                                1998
                        -------------------------------------------------------
                                       WEIGHTED      BOOK VALUE     MARKET VALUE
                         REPURCHASE     AVERAGE    OF UNDERLYING   OF UNDERLYING
                           AMOUNT        RATE        SECURITIES      SECURITIES
                        -----------    --------     -----------     -----------
To repurchase within:
    1 - 30 days         $ 3,615,604        4.69%    $ 3,826,972       3,862,197
    31 - 90 days          1,863,000        5.31       1,987,526       2,009,188
    Greater than 90
       days               3,971,968        5.02       5,253,786       5,300,364
                        -----------    --------     -----------     -----------

                        $ 9,450,572        4.95%    $11,068,284      11,171,749
                        ===========    ========     ===========     ===========

                                                1997
                        -------------------------------------------------------
                                       WEIGHTED      BOOK VALUE     MARKET VALUE
                         REPURCHASE     AVERAGE    OF UNDERLYING   OF UNDERLYING
                           AMOUNT        RATE        SECURITIES      SECURITIES
                        -----------    --------     -----------     -----------
To repurchase within:
    1 - 30 days         $   845,000        5.60%    $   888,683         884,187
    31 - 90 days            600,000        5.72         914,445         926,230
    Greater than 90
       days               1,728,149        5.78       2,147,951       2,202,701
                        -----------    --------     -----------     -----------

                        $ 3,173,149        5.72%    $ 3,951,079       4,013,118
                        ===========    ========     ===========     ===========

       The securities underlying agreements to repurchase are for the same securities originally sold and are held in a custody account by a third party. For the year ended December 31, 1998, securities sold under agreements to repurchase averaged approximately $7,114,000 and the maximum outstanding at any month end during the year was approximately $11,786,000.


(10)   LONG-TERM DEBT

       Long-term debt consisted of a note payable due in annual installments beginning July 1996 with a $1,000,000 final payment on January 15, 2005. The note was secured by the outstanding shares of Heritage and was guaranteed by certain principal shareholders of the Company. Interest was at an annual rate equal to 2% over the Federal Funds rate. The note was paid in full in February 1998 in conjunction with the acquisition of United. (see note 18).


                                       11                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(11)   INCOME TAXES

       Income tax expense for the years ended December 31 is summarized as follows:

                           FEDERAL            STATE             TOTAL
                         -----------       -----------       -----------
      1998:
           Current       $ 1,057,210           223,945         1,281,155
           Deferred           92,662            24,778           117,440
                         -----------       -----------       -----------

                         $ 1,149,872           248,723         1,398,595
                         ===========       ===========       ===========
       1997:
           Current       $   417,425            39,739           457,164
           Deferred         (112,368)          (20,635)         (133,003)
                         -----------       -----------       -----------

                         $   305,057            19,104           324,161
                         ===========       ===========       ===========
       1996:
           Current       $   248,541            79,661           328,202
           Deferred          (52,530)          (12,215)          (64,745)
                         -----------       -----------       -----------

                         $   196,011            67,446           263,457
                         ===========       ===========       ===========

       Income tax expense for the years ended December 31 differs from "expected" income tax expense (computed by applying the Federal corporate income tax rate of 34% to income before income taxes) as follows:

                                              1998         1997         1996
                                          -----------   ----------   ----------

Computed "expected" tax expense           $ 1,246,445      294,570      254,845
Increase (decrease) resulting from:
  State taxes, net of Federal income tax
    effects                                   166,483       40,159       44,514
  Goodwill amortization                        25,544       14,615       14,615
  Decrease in valuation allowance                  --      (41,743)          --
  Other, net                                  (39,877)      16,560      (50,517)
                                          -----------   ----------   ----------

                                          $ 1,398,595      324,161      263,457
                                          ===========   ==========   ==========


                                       12                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                                1998          1997
                                                                              --------      --------
Deferred tax assets:
    Loans, principally due to allowance for loan losses                       $549,976       297,250
    Investments, due to difference in basis                                    136,388        28,666
    Loans, due to difference in basis                                               --        15,242
    Premises and equipment and real estate owned, due to difference in
       basis                                                                     8,293            --
    Basis differences, due to purchase accounting                               16,782            --
    Unrealized losses on securities available-for-sale                           4,266            --
    Other                                                                       52,012        11,651
                                                                              --------      --------
          Total gross deferred tax assets                                      767,717       352,809

Deferred tax liabilities:
    Loans, due to difference in basis                                          222,946            --
    Stock in Federal Home Loan Bank of Seattle, principally due to stock
       dividends not recognized for tax purposes                               205,823       110,935
    Unrealized gains on securities available-for-sale                               --        75,283
    Premises and equipment, principally due to differences in
       depreciation                                                            218,777        25,300
    Prepaid SAIF assessment                                                     18,391         8,021
                                                                              --------      --------
          Total gross deferred tax liabilities                                 665,937       219,539
                                                                              --------      --------

          Net deferred tax asset                                              $101,780       133,270
                                                                              ========      ========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, at December 31, 1998 and 1997 management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

       Retained earnings at December 31, 1998 includes approximately $3,477,000 for which no provision for Federal income tax has been made. This amount represents the base year income tax bad debt reserve. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes to its business or operations which would result in a recapture of the base year bad debt reserve into taxable income.


                                       13                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)   RELATED PARTIES

       Central Financial Services (CFS) provides various management services to the Company, including accounting, tax and insurance advisory services, and investment, personnel and regulatory consulting. CFS is owned by the Company's Chairman of the Board of Directors and largest shareholder. The charges were $209,335, $81,347 and $70,009 for the years ended December 31, 1998, 1997 and 1996, respectively.


(13)   EMPLOYEE BENEFIT PLAN

       The Company has a savings plan under Section 401(k) of the Internal Revenue Code. The Company allows eligible employees to contribute up to 15% of their monthly wages. The Company matched an amount equal to 75%, 50% and 50% of the employee's contribution, up to 6% of total wages, for the years ended December 31, 1998, 1997 and 1996, respectively. Participants are at all times fully vested in their contributions and are immediately vested in the Company's contributions. The Company's 401(k) contributions and administrative costs were approximately $104,000, $36,000 and $28,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

       The Company has a deferred compensation agreement with an employee that provides for predetermined periodic payments over 15 years upon retirement or death. In the event of acquisition of the Company by a third party, disability or early retirement, the predetermined payments are based on years of service. Amounts expensed under this agreement were approximately $3,300, $3,300 and $2,800 during the years ended December 31, 1998, 1997 and 1996, respectively. The Company owns two single premium insurance policies in connection with this agreement. The policies have a cash value, which is included in other assets on the statements of financial condition, of approximately $267,500 and $256,000 at December 31, 1998 and 1997, respectively.

       During July 1998, the Company adopted a stock appreciation rights plan. The plan is a cash bonus program tied to the price movement of the Company's common stock. During July 1998, the Company awarded 26,500 shares under the plan at a strike price of $28.06. At December 31, 1998, 800 shares had been forfeited. The Company awarded an additional 2,400 shares during January 1999 at a strike price of $23.03. The cash award payable under the plan will equal the number of shares awarded to an employee multiplied by the employee's vesting percentage, multiplied by the excess of the then current stock price over the strike price. Each award has a three year vesting period. As of December 31, 1998, no liability under the plan was necessary.


(14)   REGULATORY MATTERS

       Heritage and Heritage State are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Heritage and Heritage State must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting guidelines. Heritage's and Heritage State's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.


                                       14                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Quantitative measures established by regulation to ensure capital adequacy require Heritage and Heritage State to maintain minimum amounts and ratios (set forth in the tables below). Management believes, as of December 31, 1998, that Heritage and Heritage State meet all capital adequacy requirements to which they are subject.

       As of December 31, 1998, Heritage and Heritage State were categorized as "well capitalized" under the regulatory framework for prompt corrective action (PCA). To be categorized as "well capitalized" the banks must maintain minimum ratios as set forth in the following tables. There are no conditions or events that management believes have changed the institutions' PCA category.

                                                                   MINIMUM TO BE
                                        MINIMUM FOR CAPITAL     "WELL CAPITALIZED"
                            ACTUAL       ADEQUACY PURPOSES     UNDER PCA PROVISIONS
                      --------------       -------------          --------------
HERITAGE:              AMOUNT  RATIO       AMOUNT  RATIO          AMOUNT   RATIO
--------              -------  -----       ------  -----          ------   -----
December 31, 1998:
    Total capital     $20,956  16.78       $9,989   8.0          $12,486   10.0
    Tier I capital     19,517  15.63           --    --            7,492    6.0
    Tier I leverage    19,517   9.17        6,386   3.0           10,643    5.0
    Tangible capital   19,517   9.17        3,193   1.5               --     --

December 31, 1997:
    Total capital       4,956   9.6         4,126   8.0            5,158   10.0
    Tier I capital      4,308   8.4            --    --            3,905    6.0
    Core capital        4,308   5.0         2,570   3.0            4,308    5.0
    Tangible capital    4,308   5.0         1,285   1.5               --     --

HERITAGE STATE:
--------------
December 31, 1998:
    Total                 948  20.66          367   8.0              459   10.0
    Tier I                902  19.66          184   4.0              275    6.0
    Tier I leverage       902   8.84          408   4.0              510    5.0


       The total capital and Tier I capital ratios are determined based on risk-weighted assets. The Tier I leverage and tangible capital ratios are determined based on tangible assets.

       Savings banks, such as Heritage, that meet or exceed their capital requirements may make capital distributions during any one year up to an amount that would reduce its surplus capital ratio to no less than one-half of its surplus capital ratio at the beginning of the calendar year. State banks, such as Heritage State, may pay dividends up to the total of the prior two years earnings without permission of the State regulator.


(15)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company is required to disclose the fair value for financial instruments, whether or not recognized in the statements of financial condition. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both imposes a contractual obligation on one entity to deliver cash or another financial instrument to a second entity.


                                       15                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The following assumptions and methods were used by the Company in estimating the fair value of its financial instruments:

              FINANCIAL ASSETS. Due to the liquid nature of the instruments, the carrying value of cash and cash equivalents and time deposits in banks approximates fair value. For all investment and mortgage-backed securities available-for-sale, the fair value is based upon quoted market prices. The fair value of loans receivable held by Heritage was obtained from the Federal Home Loan Bank (FHLB) Rate Shock Analysis (FHLB Analysis). The FHLB Analysis primarily employs the discounted cash flow method which estimates fair value by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the FHLB model has assumptions about the size and timing of expected cash flows and appropriate discount rates. The fair value of loans receivable was estimated by discounting future cash flow using current rates at which similar loans would be made. The fair value of loans held for sale approximates carrying fair, as the carrying value is the lower of cost or fair value, and the Company expects the loans to be sold, with no gain or loss, in the short-term. The fair value of FHLB stock approximates redemption value. The fair value of accrued interest receivable approximates book value as the Company expects contractual receipt in the near-term. The fair value of the investment in Valley Bancorp, Inc. approximates book value due to the purchase of the stock occurring near December 31, 1998.

              FINANCIAL LIABILITIES. The fair value of NOW, money market accounts, demand accounts and non-term savings deposits approximates book values as rates are periodically adjusted to market rates. The fair value of time deposits held by Heritage was obtained from the FHLB Analysis. The fair value of time deposits was estimated by discounting the future cash flows using current rates for similar deposits. Because the interest rate on the long-term debt approximates the Company's current long-term borrowing rate, the fair value of long-term debt approximates the carrying value. The fair value of Federal Home Loan Bank advances and securities sold under agreements to repurchase was obtained from the FHLB Analysis. The fair value of accrued interest payable approximates book value due to contractual payment in the near-term.

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


                                       16                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

       The approximate book value and fair value of the Company's financial instruments as of December 31 are as follows:

                                                              1998                            1997
                                                 -----------------------------    ----------------------------
                                                   Carrying           Fair          Carrying          Fair
                                                     Value            Value           Value           Value
                                                 ------------     ------------    ------------    ------------
Financial assets:
    Cash and cash equivalents                    $ 19,256,000       19,256,000       9,869,000       9,869,000
    Time deposits in banks                                 --               --          98,000          98,000
    Securities available-for-sale                  51,900,000       51,900,000      14,219,000      14,219,000
    Loans receivable, net                         143,359,000      151,130,000      56,796,000      57,076,000
    Loans held for sale                             5,717,000        5,717,000       1,467,000       1,467,000
    Stock in FHLB of Seattle                        1,232,000        1,232,000         404,000         404,000
    Accrued interest receivable                     1,918,000        1,918,000         688,000         688,000

Financial liabilities:
    Deposits                                      167,620,000      168,410,000      70,386,000      70,528,000
    Long-term debt                                         --               --       2,350,000       2,350,000
    FHLB advances and securities sold under
       agreements to repurchase                    31,626,000       31,544,000       9,598,000       9,565,000
    Accrued interest payable                        1,267,000        1,267,000         807,000         807,000



(16)   COMMITMENTS AND CONTINGENCIES

       Heritage has sold loans to various investors in the secondary market under sales agreements which contain repurchase provisions. Under the repurchase provisions, Heritage may be required to repurchase a loan if a borrower fails to make three monthly payments within 120 days after the sale of the loan. The balance of loans sold with repurchase provisions remaining at December 31, 1998 is approximately $30,123,000. There were no loans repurchased during 1998. Total loans sold during 1998 were approximately $81,750,000.

       In June 1997, the Company entered into a five-year service contract for data processing services. In the event of early termination of the service contract by the Company, the Company has agreed to pay an amount equal to fifty percent of the average monthly fee paid for services multiplied by the number of months remaining under the term of the contract.


                                       17                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(17)   PARENT COMPANY INFORMATION (CONDENSED)

       The summarized financial information for United Financial Corp. (Heritage Bancorporation in 1997) is presented below:


CONDENSED STATEMENTS OF FINANCIAL CONDITION                            DECEMBER 31,
                                                            -------------------------------
                           ASSETS                               1998               1997
                                                            ------------       ------------
Cash (deposited with Heritage)                              $    103,401             60,795
Interest-bearing deposits                                      2,192,320                 --
Investment securities available-for-sale                       2,063,775                 --
Investment in subsidiary banks                                22,690,294          4,929,946
Investment in Valley Bancorp, Inc.                             2,683,791                 --
Loans receivable                                                 698,006                 --
Accrued interest receivable                                       74,271                 --
Other assets                                                     133,454            157,347
                                                            ------------       ------------

    Total assets                                            $ 30,639,312          5,148,088
                                                            ============       ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Long-term debt                                              $         --          2,350,000
Other liabilities                                                111,345             50,173
                                                            ------------       ------------

    Total liabilities                                            111,345          2,400,173
                                                            ------------       ------------

Common stock                                                  28,001,579                100
Additional paid-in capital                                            --          1,080,028
Retained earnings                                              2,533,289          1,539,605
Accumulated other comprehensive income (loss)                     (6,901)           128,182
                                                            ------------       ------------

    Total stockholders' equity                                30,527,967          2,747,915
                                                            ------------       ------------

    Total liabilities stockholders' equity                  $ 30,639,312          5,148,088
                                                            ============       ============


                                       18                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



CONDENSED STATEMENTS OF INCOME                                    YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                         1998              1997              1996
                                                     -----------       -----------       -----------
Revenues:
    Cash dividends from bank subsidiaries            $ 1,225,828           320,000           200,000
    Interest income                                      432,153             4,323            16,665
    Other income                                           1,988                --                --
                                                     -----------       -----------       -----------

                                                       1,659,969           324,323           216,665
                                                     -----------       -----------       -----------
Expenses:
    Interest expense                                      11,917           189,657           191,234
    Other operating expenses                             407,075            81,850            43,846
                                                     -----------       -----------       -----------

                                                         418,992           271,507           235,080
                                                     -----------       -----------       -----------

        Income (loss) before equity in
           undistributed earnings of
           subsidiaries and income taxes               1,240,977            52,816           (18,415)
Equity in undistributed earnings of
    subsidiaries                                       1,028,932           388,461           400,112
                                                     -----------       -----------       -----------

        Income before income taxes                     2,269,909           441,277           381,697

 Income tax expense (benefit)                              2,489          (100,944)         (104,332)
                                                     -----------       -----------       -----------

        Net income                                   $ 2,267,420           542,221           486,029
                                                     ===========       ===========       ===========

CONDENSED STATEMENTS OF CASH FLOWS                                YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                         1998              1997              1996
                                                     -----------       -----------       -----------
Cash flows from operating activities:
    Net income                                       $ 2,267,420           542,221           486,029
    Adjustments to reconcile net income to
        net cash provided by operating
        activities:
            Equity in undistributed earnings of
                subsidiaries                          (1,028,932)         (388,461)         (400,112)
            Equity in income of Valley
                Bancorp, Inc.                             (1,550)               --                --
            Amortization of investment
                securities premiums and
                discounts, net                             3,649                --                --
            Increase (decrease) in other assets
                and liabilities, net                     (76,098)           15,839            72,259
                                                     -----------       -----------       -----------

                    Net cash provided by
                        operating activities           1,164,489           169,599           158,176
                                                     -----------       -----------       -----------


                                       19                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                                    YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------
                                                           1998              1997              1996
                                                       -----------       -----------       -----------
Cash flows from investing activities:
    Purchases of securities available-for-sale             (45,192)               --                --
    Proceeds from maturities of securities
        available-for-sale                               3,000,000                --                --
    Purchases of Valley Bancorp, Inc. stock             (2,682,241)               --                --
    Net decrease in loans receivable                        52,006                --                --
    Capital contribution to Heritage State
        Bank                                            (1,374,000)               --                --
    Acquired cash and cash equivalents in
        merger                                           3,468,600                --                --
                                                       -----------       -----------       -----------
            Net cash provided by investing
                activities                               2,419,173                --                --
                                                       -----------       -----------       -----------

Cash flows from financing activities:
    Payments on long-term debt                          (2,350,000)         (200,000)         (100,000)
    Capital contribution                                 2,275,000                --                --
    Dividends paid to stockholders                      (1,273,736)               --                --
                                                       -----------       -----------       -----------
        Net cash used in financing activities           (1,348,736)         (200,000)         (100,000)
                                                       -----------       -----------       -----------

Net increase (decrease) in cash and cash
    equivalents                                          2,234,926           (30,401)           58,176
Cash and cash equivalents at beginning of
    year                                                    60,795            91,196            33,020
                                                       -----------       -----------       -----------

Cash and cash equivalents at end of year               $ 2,295,721            60,795            91,196
                                                       ===========       ===========       ===========

(18)   ACQUISITIONS

       On February 3, 1998, Heritage Bancorporation merged with United Financial Corp. ("United"). The merger was treated as a reverse acquisition accounted for as a purchase of United by Heritage Bancorporation and, accordingly, the consolidated statement of income for 1998 includes the results of operations of United commencing February 3, 1998. Under this method of accounting, assets and liabilities of United are adjusted to their estimated fair value and combined with the historical recorded book values of the assets and liabilities of the Company. Immediately preceding the closing, Heritage Bancorporation was required to pay off its long-term debt with funding from a corresponding contribution of capital. In connection with the merger, each outstanding share of Heritage Bancorporation common stock was converted into 47.50 shares of United common stock (an aggregate of 475,000 shares of United's common stock). Accordingly, the merger is reported as if Heritage Bancorporation was recapitalized at the closing date with 475,000 common shares outstanding and United was acquired through the issuance of 1,223,312 shares of common stock to United shareholders.


                                       20                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The premiums paid over the historical carrying value of net assets of United at the date of purchase were as follows:

         Issuance of common shares                                 $ 24,772,068
         Common stock issuance costs                                   (125,617)
         Direct acquisition costs                                       179,100
                                                                   ------------

              Total consideration paid                               24,825,551
         Historical carrying value of United net assets acquired    (24,335,128)
                                                                   ------------

              Premium paid over historical carrying value          $    490,423
                                                                   ============

       The increase (decrease) in the historical carrying value of United's net assets as a result of estimated fair value adjustments are as follows:

         Goodwill                                                  $    980,567
         Investment securities                                          183,250
         Loans                                                          678,000
         Premises and equipment                                        (153,822)
         Real estate owned                                              353,949
         Deposits                                                        47,000
         Non-deductible merger costs                                   (666,874)
         Accrued severance and contract termination                    (821,010)
         Deferred income taxes                                         (110,637)
                                                                   ------------

                                                                   $    490,423
                                                                   ============

       The premium paid and estimated fair value adjustments have been "pushed down" to Heritage.

       The estimated fair values of United net assets at the acquisition date are summarized as follows:

         Cash and due from banks                                   $  8,112,629
         Securities available-for-sale                               44,383,986
         Loans                                                       39,550,987
         Premises and equipment                                       1,186,036
         Goodwill                                                       980,567
         Other real estate                                              699,395
         Deferred income taxes                                          117,038
         Other assets                                                 3,460,887
                                                                   ------------
                                                                     98,491,525
                                                                   ------------

         Deposits                                                   (70,586,345)
         Income taxes                                                  (116,444)
         Other liabilities                                           (2,963,185)
                                                                   ------------
                                                                    (73,665,974)
                                                                   ------------

              Fair value of net assets acquired                    $ 24,825,551
                                                                   ============


                                       21                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       The information below presents, on a pro forma basis, amounts as if United had been acquired as of the beginning of each year presented:

                                                                  Year ended December 31,
                                                             -------------------------------
                                                                 1998               1997
                                                             ------------       ------------
Interest income                                              $ 14,730,203         12,950,816
Interest expense                                                7,648,923          6,444,451
                                                             ------------       ------------

    Net interest income                                         7,081,280          6,506,365

Provision for loan losses                                         340,000            717,400
                                                             ------------       ------------

    Net interest income after provision for loan losses         6,741,280          5,788,965

Noninterest income                                              3,449,801          1,778,289
Noninterest expense                                            (6,427,091)        (4,578,028)
                                                             ------------       ------------

    Income before income taxes                                  3,763,990          2,989,226

Income taxes                                                    1,433,886          1,118,646
                                                             ------------       ------------

    Pro forma net income                                     $  2,330,104          1,870,580
                                                             ============       ============

Pro forma net income per share                               $       1.37               1.11
                                                             ============       ============

       In February 1998, the Company purchased the assets of three loan production facilities, located in Missoula, Hamilton and Libby, Montana, for approximately $225,000.

       In August 1998, the Company organized a Montana state chartered banking subsidiary, Heritage State Bank to acquire a portion of the business of a failed commercial bank in Fort Benton, Montana. On August 7, 1998, the Company, through Heritage State, acquired certain assets of approximately $1,582,000 and assumed certain liabilities of approximately $13,590,000. The failed bank's Fort Benton, Montana and Geraldine, Montana branches were reopened on August 10, 1998 as branches of Heritage State. Heritage State paid a $454,000 premium for the right to acquire such assets and assume the bank's insured deposits.

       As a result of the formation of Heritage State, UFC, which was formerly regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, became a bank holding company subject to supervision by the Federal Reserve Board. Heritage, as a federally chartered savings institution, remains subject to supervision by the OTS as its principal regulator and both Heritage and Heritage State, as financial institutions with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), remain subject to regulation by the FDIC.


                                       22                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       In December 1998, the Company acquired approximately 25% of Valley Bancorp, Inc. through the purchase, for $6.25 per share, of 280,718 shares from various stockholders and 150,000 shares from the Company's Chairman of the Board of Directors. Prior to these acquisitions, the Company owned 13,000 shares of Valley Bancorp, Inc. Valley Bancorp, Inc. is a bank holding company located in Phoenix, Arizona and is the parent company of Valley Bank of Arizona, a state chartered commercial bank. Summary unaudited financial information (in thousands) of Valley Bancorp, Inc. as of and for the year ended December 31, 1998 follows:

              Total assets                            $ 49,123
                                                      ========
              Total liabilities                       $ 41,750
                                                      ========
              Stockholders' equity                    $  7,373
                                                      ========
              Interest income                         $  3,447
              Interest expense                           1,610
                                                      --------
              Net interest income                     $  1,837
                                                      ========
              Net income                              $    731
                                                      --------

                                 EXHIBITS INDEX.

Exhibit Number      Description
--------------      ------------------------------------------------------------
      2.1           Agreement and Plan of Merger (the "Merger agreement") dated
                    August 25, 1997 by and between United Financial and Heritage
                    (incorporated by reference to Exhibit B of the Company's
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1997).

      2.2 Amendment No. 1 to the Merger Agreement by and between United Financial and Heritage, effective as of August 25, 1997 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated March 31, 1998).

      3.1 Articles of Incorporation of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of the Company's current Report on Form 10-K dated March 31, 1998).

      3.2 Bylaws of United Financial Corp. as amended (incorporated by reference to Exhibit 3.2 of the Company's current Report on form 10-K dated March 31, 1988).

     21.1           Subsidiaries of the Company.

     27.0           Financial Data Schedule.