Form 10-Q
period 1999-03-31
UNITED FINANCIAL CORP \MN\
filed 1999-05-14
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
        (Mark One)
           __X__ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

           _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.


                         Commission file number: 0-28080


                             UNITED FINANCIAL CORP.
                             ----------------------
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

                                 (406) 727-6106
                                 --------------
               Registrant's telephone number, including area code:

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

         Class: Common Stock, No par value; Outstanding at May 10, 1999
                               -- 1,698,312 shares

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1  FINANCIAL STATEMENTS............................................... 1

      Consolidated Condensed Statements of Financial Condition at
         March 31, 1999 (unaudited) and December 31, 1998..................... 1

      Consolidated Condensed Statements of Income - Three Months Ended
         March 31, 1999 and March 31, 1998 (unaudited)........................ 2

      Consolidated Condensed Statements of Cash Flows - Three Months Ended
         March 31, 1999 and March 31, 1998 (unaudited)........................ 3

      Notes to Consolidated Condensed Financial Statements.................... 4

   ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................11

   ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........16

PART II - OTHER INFORMATION

   ITEM 1  LEGAL PROCEEDINGS..................................................17

   ITEM 2  CHANGE IN SECURITIES...............................................17

   ITEM 3  DEFAULTS ON SENIOR SECURITIES......................................17

   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............17

   ITEM 5  OTHER INFORMATION..................................................17

   ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K...................................17

SIGNATURES....................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)
(Unaudited, except December 31)

                                                              MARCH 31,        December 31,
                                                            ------------       ------------
                                                                1999               1998
                                                            ------------       ------------
ASSETS
 Cash and cash equivalents:
  Cash and amounts due from banks                           $      4,960       $      9,055
  Interest-earning deposits with banks                             3,875             10,200
                                                            ------------       ------------
                                                                   8,835             19,255
  Time deposits in banks                                             113                 --
  Investment securities available-for-sale, net                   54,242             51,900
  Loans receivable, net                                          150,762            143,359
  Loans held for sale                                              2,379              5,717
  Premises and equipment, net                                      3,949              3,483
  Real estate owned, net                                             643                304
  Accrued interest receivable                                      1,804              1,918
  Federal Home Loan Bank of Seattle stock, at cost                 1,256              1,232
  Investment in Valley Bancorp, Inc.                               2,715              2,684
  Goodwill, net of accumulated amortization of $253 and
   $225 at March 31, 1999, and December 31, 1998,
   respectively                                                    1,372              1,400
  Identifiable intangibles, net of accumulated
   amortization of $48 and $30 at March 31, 1999, and
   December 31, 1998, respectively                                   589                607
  Deferred income taxes                                               50                102
  Other assets                                                       724                600
                                                            ------------       ------------
                                                            $    229,433       $    232,561
                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  NOW and money market demand accounts                      $     36,835       $     41,802
  Savings deposits                                                46,292             46,811
  Time deposits                                                   78,509             79,007
                                                            ------------       ------------
                                                                 161,636            167,620
  FHLB of Seattle advances                                        24,175             22,175
  Securities sold under agreements to repurchase                  10,005              9,450
  Accrued interest payable                                         1,405              1,267
  Advance payments by borrowers for taxes and insurance              747                343
  Income taxes payable                                               386                116
  Other liabilities                                                  465              1,062
                                                            ------------       ------------
                                                                 198,819            202,033

 Stockholders' equity:
  Preferred stock, no par value (2,000,000 shares
   authorized);                                                       --                 --
  Common stock, no par value (8,000,000 shares
   authorized);                                                   28,002             28,002
  Retained earnings-substantially restricted                       2,665              2,533
  Accumulated comprehensive income                                   (53)                (7)
                                                            ------------       ------------
                                                                  30,614             30,528
                                                            ------------       ------------
                                                            $    229,433       $    232,561
                                                            ============       ============

                                          Equity/Assets             13.3%              13.1%
                                       Book Value/Share     $      18.03       $      17.98

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                     1999            1998
                                                 -----------     ------------
INTEREST INCOME:
 Loans receivable                                 $    3,090     $    1,953
 Mortgage-backed securities                              551            433
 Investment securities                                   193            214
 FHLB of Seattle stock dividends                          23             15
 Other interest earning assets                            86            215
                                                  ----------     ----------
   Total interest income                               3,943          2,830

INTEREST EXPENSE:
 Deposits                                              1,661          1,240
 Short-term borrowings                                   440            191
 Long-term debt                                           --             12
                                                  ----------     ----------
   Total interest expense                              2,101          1,443
                                                  ----------     ----------
   Net interest income                                 1,842          1,387
 Provision for loan losses                                40             45
                                                  ----------     ----------
 Net interest income after provision for
  losses on loans                                      1,802          1,342

NON-INTEREST INCOME:
 Fees and discounts                                      717            450
 Prorata share, Valley Bancorp, Inc. income               32             --
 Investment securities sales, net gain (loss)             15             (6)
 Other income                                             53             53
                                                  ----------     ----------
   Total non-interest income                             817            497

NON-INTEREST EXPENSE:
 Salaries and employee benefits                          902            559
 Net occupancy and equipment expense                     177            114
 Data processing expense                                 114             71
 Other expenses                                          488            305
                                                  ----------     ----------
   Total non-interest expense                          1,681          1,049
                                                  ----------     ----------
   Income before income taxes                            938            790
 Provision for income tax expense                        365            295
                                                  ----------     ----------
   Net income                                     $      573     $      495
                                                  ==========     ==========
Net income per share                              $      .34     $      .40
                                                  ==========     ==========
Weighed average shares outstanding                     1,698          1,250
                                                  ==========     ==========

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                          THREE MONTHS ENDED
                                                                   --------------------------------
                                                                   MARCH 31, 1999    March 31, 1998
                                                                   --------------    --------------
OPERATING ACTIVITIES
Net income                                                          $        573      $        495
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Provision for loan losses                                                   40                45
  Amortization of goodwill and identifiable intangibles                       46                18
  Depreciation and amortization of bank premises and
    equipment and real estate held for investment                             59                63
  Equity in income of Valley Bancorp Inc.                                    (31)               --
  Amortization of discounts and premiums on investments
    securities                                                                97                 9
  Net change in loans held for sale                                        3,338               (60)
  FHLB of Seattle stock dividends                                            (24)              (18)
  Net change in accrued interest receivable                                  114              (123)
  Net change in other assets                                                (124)             (104)
  Net change in income taxes                                                 349               109
  Net change in accrued interest payable                                     138               (29)
  Net change in other liabilities                                           (597)           (1,401)
                                                                    ------------      ------------
     Net cash provided by (used in) operating activities                   3,978              (996)
                                                                    ------------      ------------
INVESTING ACTIVITIES
Net increase in time deposits in banks                                      (113)               --
Purchases of securities available-for-sale                               (17,850)          (12,384)
Proceeds from maturities, pay downs and sales of securities
    available-for-sale                                                    15,338            15,037
Purchases of FHLB of Seattle stock                                            --               (67)
Acquisition of real estate owned, net                                       (345)               --
Net change in loans receivable                                            (7,443)          (10,524)
Purchases of premises and equipment                                         (519)              (68)
Purchase of loan production offices                                           --              (225)
Acquired United Financial Corp.'s cash and cash equivalents                   --             8,113
                                                                    ------------      ------------
     Net cash used in investing activities                               (10,932)             (118)
                                                                    ------------      ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                       (5,984)            6,874
Net increase in FHLB of Seattle advances                                   2,000             3,000
Net increase (decrease) in securities sold under repurchase
    agreements                                                               555             3,727
Net increase in advance by borrowers for taxes and insurance                 404               310
Payments on long-term debt                                                    --            (2,350)
Dividends paid to stockholders                                              (441)               --
Capital contribution                                                          --             2,275
                                                                    ------------      ------------
            Net cash provided by (used in) financing activities           (3,466)           13,836
                                                                    ------------      ------------
Increase (decrease) in cash and cash equivalents                         (10,420)           12,722
Cash and cash equivalents at beginning of year                            19,255             9,869
                                                                    ------------      ------------
     Cash and cash equivalents at end of period                     $      8,835      $     22,591
                                                                    ============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
-------------------------------------------------------------------
Cash payments for interest                                          $      1,963      $      1,471
Cash payments for income taxes                                      $         25      $        180


See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    GENERAL

            United Financial Corp. ("United") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 other Montana communities. Substantially all of United's banking business is currently conducted through its wholly-owned subsidiaries Heritage Bank F.S.B. ("Heritage Bank") and Heritage State Bank ("State Bank"), a recently formed banking subsidiary (collectively, "the Banks"). United is the result of the merger on February 3, 1998 (the "Heritage Merger") of two Montana-based savings and loan holding companies of relatively comparable size: United Financial Corp. (as it existed prior to the merger, "Old United") and Heritage Bancorporation ("Heritage"). Heritage Bank is the result of the subsequent merger in May 1998 of the savings bank subsidiaries of these two holding companies: United Savings Bank, F.A., the savings bank subsidiary of Old United ("United Bank"), and Heritage Bank, the savings bank subsidiary of Heritage. After the Heritage Merger, the new management of United significantly changed United's business strategy to a more growth-oriented expansion strategy. See "Heritage Merger."

            Heritage Bank is a federally-chartered stock savings bank with full service banking offices in Chester, Glendive, Great Falls, Havre and Shelby, Montana, and loan production offices in Bozeman, Hamilton, Kalispell, Libby, Missoula and Polson, Montana. State Bank is a state-chartered bank with full service banking operations in Fort Benton and Geraldine, Montana. The Banks are engaged in the community banking business of attracting deposits from the general public through its offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. A majority of United's banking business is conducted in the Great Falls area. The Banks also invest in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

            The Banks' financial condition and results of operations, and therefore the financial condition and results of operations of United, are dependent primarily on net interest income and fee income. The Banks' financial condition and results of operations are also significantly influenced by local and national economic conditions, changes in market interest rates, governmental policies, tax laws and the actions of various regulatory agencies.

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

            As a result of the formation of State Bank, United, which was formerly regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, became a bank holding company subject to supervision by the Federal Reserve Board. Heritage Bank, as a federally-chartered savings bank, remains subject to supervision by the OTS as its principal regulator and both Heritage Bank and State Bank, as financial institutions with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), remain subject to regulation by the FDIC.

            On August 26, 1998, United announced that it had signed agreements to acquire approximately 24.2% of Valley Bancorp, Inc. ("Valley"). Valley is a bank holding company located in Phoenix, Arizona and is the parent company of Valley Bank of Arizona, a state-chartered commercial bank. In December 1998, United purchased, for $6.25 per share, 280,718 shares from various shareholders and 150,000 shares from the Chairman and Chief Executive Officer of United. Since United previously owned 13,000 shares of Valley, the December purchase brought United's total ownership to 25%.

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

3.    OTHER ACTIVITIES

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

4.    BASIS OF PRESENTATION

            United's consolidated financial statements, included herein, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results anticipated for the year ending December 31, 1999. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1998.

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

5.    COMPREHENSIVE INCOME

            The Company's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.

(In thousands)
(Unaudited)
                                              MARCH 31, 1999                        March 31, 1998
                                   -----------------------------------    ------------------------------------
                                   BEFORE TAX  TAX EXPENSE   AFTER TAX    Before Tax  Tax Expense    After Tax
                                   ----------  -----------   ---------    ----------  -----------    ---------
Net income                          $    938     $    365     $    573     $    790     $    295     $    495

Holding gains arising during
   period                                (57)         (20)         (37)         (72)         (27)         (45)
Less: reclassification
   adjustment for gains (losses)
   included in net income                 15            6            9           (6)           2           (4)
                                    --------     --------     --------     --------     --------     --------
Net unrealized gains (losses)
   on securities                         (72)         (26)         (46)         (78)         (29)         (49)
                                    --------     --------     --------     --------     --------     --------
Total comprehensive income          $    866     $    339     $    527     $    712     $    266     $    446
                                    ========     ========     ========     ========     ========     ========

6.    RECLASSIFICATIONS

            Certain reclassifications have been made to the March 31, 1998 and December 31, 1998 financial statements to conform to the March 31, 1999 presentation.

7.    CASH EQUIVALENTS

            For purposes of the Consolidated Condensed Statements of Cash Flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

8.    LENDING ACTIVITIES

            Lending activities are United's primary source of both interest income and fee income. United's interest income from loans receivable was approximately $3.1 million and $2.0 million, or approximately 64.9% and 58.7% of total income for the three months ended March 31, 1999 and 1998 respectively. To date, United's principal lending activity has been the origination of real estate loans, including conventional residential real estate loans (loans which are neither insured nor partially guaranteed by government agencies) and residential real estate loans insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"), agricultural loans and commercial loans. In the first three months of 1999, United has used increased Federal Home Loan Bank ("FHLB") of Seattle borrowings, repurchase agreements and certain maturing assets that were formerly invested by Old United in investment securities, as well as cash equivalents and deposits, to continue to expand its loan portfolio. Accordingly, its interest income from loans receivable, as well as the percentage of total income represented by interest from loans receivable, has increased.

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

9.    INVESTMENT PORTFOLIO

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

10.   DEPOSIT ACTIVITIES

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

11.   BORROWINGS

            United utilizes borrowings from the FHLB of Seattle to finance its short-term, and increasingly its longer term, financing needs. The FHLB of Seattle functions as the central reserve bank providing credit for savings institutions and certain other member financial institutions. In recent periods, borrowings from the FHLB of Seattle have been available at rates that are as favorable, or more favorable, than the rates that United would be required to pay on deposits. Further, borrowings from the FHLB are available at various maturities, facilitating the accurate matching of asset and liability maturity dates. United has used these available borrowings during the past three months in part to fund expansion of its lending activities.

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

12.   STOCKHOLDERS' EQUITY

            On February 3, 1998, United issued a warrant (the Warrant) to purchase 10,000 shares of its common stock to D.A. Davidson & Co., exercisable at the price of $26.25 per share, in exchange for investment banking services provided to United.

13.   COMPUTATION OF NET INCOME PER SHARE

            Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. The only potential common shares are the warrants issued to D.A. Davidson. Basic and diluted EPS are the same, as the potential common shares do not have a material impact.

14.   DIVIDENDS DECLARED

            On April 26, 1999, the Board of Directors of United declared a first-quarter cash dividend of $.26 per share, payable May 24, 1999, to shareholders of record on May 10, 1999.

15.   YEAR 2000

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

            United has undertaken efforts to address Year 2000 issues. United has formed a project team, including the President and Operations Officer of Heritage Bank, a contracted Year 2000 compliance person and a contracted computer consulting firm, to evaluate the Year 2000 impact on United's mission-critical computer hardware and software and embedded technologies in its physical plant and automated equipment (such as ATMs, proof machines, vaults and security systems). Heritage Bank and State Bank are also in the process of ascertaining the Year 2000 readiness of their customers. As a result of the May 1998 merger of United Bank into Heritage Bank, and the August 1998 acquisition of State Bank, the project team is in the process of reevaluating its Year 2000 readiness. In addition to evaluating the scope of Year 2000 issues, the project team is in the process of prioritizing tasks, developing implementation plans and establishing completion and testing schedules. United is replacing, modifying or reprogramming certain systems, is requiring that new purchased hardware and software be Year 2000 compliant, and continuing to test its systems.

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

            Apart from United's Year 2000 efforts, federal banking regulators conduct special examinations of FDIC insured banks and savings associations to determine whether they are taking necessary steps to prepare for the Year 2000 issue. These agencies are closely monitoring the progress made by these institutions in completing key steps required by their individual Year 2000 plans. The OTS, which regulates Heritage Bank, conducted an onsite Year 2000 examination in May 1998 and a follow-up examination in November 1998. The FDIC conducted a Year 2000 Phase II Readiness Assessment of State Bank in February 1999.

            The replacement, renovation and testing of its critical internal computer hardware and software and embedded technologies have progressed as scheduled as of March 31, 1999, which is expected to allow time for necessary refinements and additional testing before December 31, 1999.

            Ultimately, the potential impact of Year 2000 issues will depend not only on the success of the corrective measures that United undertakes, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, counterparts, utilities, governmental agencies and other entities with which United does business. United is communicating with certain of these parties to heighten their awareness of Year 2000 issues, to learn how they are addressing them and to evaluate any likely impact on United. United also is asking important vendors for commitment dates for their Year 2000 readiness and delivery of compliant software and other products. In addition, United is monitoring the Year 2000 preparations of entities such as the Federal Reserve Bank, which provides services for processing and settling payments and securities transactions between banks. Year 2000 efforts of third parties are not within United's control, however, and their failure to remediate Year 2000 issues successfully could result in business disruption, increased operating cost and increased credit risk for United. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on United's future results of operations and financial condition. The United Board evaluated the possible allocation of a portion of its loan loss reserve specifically to potential losses from Year 2000 complications, particularly with its commercial loan customers. Although this risk will be closely monitored in 1999 by both senior management and the United Board, no allocation of the loan loss reserve has been deemed necessary at this time. United is developing a contingency plan to mitigate potential delays or other problems, in the event of various problem scenarios and intends to assess such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers.

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

16.   RELATED PARTIES

            Central Financial Services, Inc. ("CFS") provides various management services to United, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by United's Chairman of the Board of Directors and largest shareholder. CFS fees were $55,000, and $48,000 for the three months ended March 31, 1999 and 1998, respectively.

17.   COMMITMENTS AND CONTINGENCIES

            Heritage Bank has sold loans to various investors in the secondary market under sales agreements which contain repurchase provisions. Under the repurchase provisions, Heritage Bank may be required to repurchase a loan if a borrower becomes 90 days delinquent any time during the first seven months, or at any time during the life of the loan if it is determined that appropriate underwriting guide lines were not followed at the inception of the loan. The balance of loans sold with repurchase provisions remaining at March 31, 1999 is approximately $27.2 million. No loans were repurchased by Heritage Bank during the first three months of 1999 or 1998. Total loans sold during the first three months of 1999 were approximately $27.2 million.

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

            Heritage Bank has a Salary Continuation Agreement with its President, Kevin P. Clark. The agreement contains a lifetime retirement benefit, a disability benefit, a change of control benefit and a death benefit. The benefits are based on Mr. Clark's years of service. Heritage Bank owns two single premium insurance policies in connection with this agreement. The policies have a cash value at March 31, 1999 of $271,000.

            At the July 1998 board meeting of United, the United Financial Corp. Stock Appreciation Rights Plan was adopted. The plan is essentially a cash bonus program tied to the price movement of United's common stock. During July 1998, awards totaling 26,500 shares were made and approved by the Board, at a strike price of $28.06 per share. At December 31, 1998, 800 shares had been forfeited. United awarded an additional 2,400 shares in January 1999, at a strike price of $23.03 per share. The cash award payable under the plan will equal the number of shares awarded to an employee multiplied by the employees vesting percentage, multiplied by the excess of the stock price over the strike price. Each employee has a three year vesting period. As of March 31, 1999, no accrual for liabilities under the plan was necessary.

18.   SUBSEQUENT EVENT

            In April 1999, United purchased an additional 15,000 shares of Valley common stock at $6.25 per share. This acquisition brings United's total ownership of Valley to approximately 25.9%.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998.

      (In thousands)                        SELECTED FINANCIAL CONDITION RECAP
      (Unaudited, except December 31)
                                           MARCH 30,     Dec. 31,
                                             1999          1998         Change
                                           --------      --------      --------
      Cash and cash equivalents            $  8,835      $ 19,255      $(10,420)
      Investment securities,
        available-for-sale, net              54,242        51,900         2,342
      Loans receivable, net                 150,762       143,359         7,403
      Loans held for sale                     2,379         5,717        (3,338)
      Premises and equipment, net             3,949         3,483           466
      Real estate owned, net                    643           304           339
      FHLB of Seattle stock                   1,256         1,232            24
      Investment in Valley                    2,715         2,684            31
      Goodwill, net                           1,372         1,400           (28)
      Identifiable intangibles,
        net                                     589           607           (18)
      All other assets                        2,691         2,620            71
      Total assets                          229,433       232,561        (3,128)
      Deposits                              161,636       167,620        (5,984)
      FHLB of Seattle advances               24,175        22,175         2,000
      Securities sold under
        agreements to repurchase             10,005         9,450           555
      All other liabilities                   3,003         2,788           215
      Total liabilities                     198,819       202,033        (3,214)
      Stockholders' equity, net              30,614        30,528            86

            GENERAL - The consolidated financial statements for the three months ended March 31, 1998 contained herein, reflect the historical financial position and results of operations of Heritage Bank and thus do not reflect or include the financial position and results of operations of Old United prior to February 3, 1998.

            Total assets decreased $3.1 million to $229.4 million at March 31, 1999 from $232.5 million at December 31, 1998. The decrease in assets was primarily the result of a decrease in loans held for sale. The $10.4 million decrease in cash and cash equivalents was offset by a $2.3 million increase in investment securities and a $7.4 million increase in loans receivable, net. In addition, deposits decreased $6.0 million.

            INVESTMENT SECURITIES - Investment securities available-for-sale increased $2.3 million to $54.2 million at March 31, 1999 from $51.9 million at December 31, 1998. The increase was the result of $17.8 million of purchases, partially offset by $15.3 million of maturities, sales, and principal repayments.

            A comparison of the amortized cost and estimated fair value of United's available for sale investment portfolio at the dates indicated is as follows:

       (In thousands)
       (Unaudited, except for December 31)
                                                                 MARCH 31, 1999
                                           -------------------------------------------------------------
                                                             GROSS             GROSS           ESTIMATED
                                          AMORTIZED        UNREALIZED        UNREALIZED          FAIR
                                             COST             GAINS            LOSSES            VALUE
                                           --------         --------          --------          --------
       U.S. GOVERNMENT AND FEDERAL
        AGENCIES                           $  9,465         $      2          $    (46)         $  9,421
       MORTGAGE-BACKED SECURITIES            43,210               12               (42)           43,180
       MUNICIPAL BONDS                        1,605                2                --             1,607
       OTHER INVESTMENTS                         45               --               (11)               34
                                           --------         --------          --------          --------
                                           $ 54,325         $     16          $    (99)         $ 54,242
                                           ========         ========          ========          ========

                                                                December 31, 1998
                                           -------------------------------------------------------------
                                                             Gross             Gross           Estimated
                                          Amortized        Unrealized        Unrealized          Fair
                                             Cost             Gains            Losses            Value
                                           --------         --------          --------          --------
       U.S. Government and Federal
        agencies                           $ 13,643         $     26          $    (33)         $ 13,636
       Mortgage-backed securities            36,370               77               (94)           36,353
       Municipal bonds                          859               31                (5)              885
       Other investments                      1,039               --               (13)            1,026
                                           --------         --------          --------          --------
                                           $ 51,911         $    134          $   (145)         $ 51,900
                                           ========         ========          ========          ========

            LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $7.4 million to $150.7 million at March 31, 1999 from $143.3 million at December 31, 1998. The loans receivable increase is a direct result of strong loan demand generated through officer call programs, increased market area, continued purchase of participation loans and lease financing loans, and a favorable interest rate environment in the past three months. Heritage Bank recently established two additional loan production offices in the western Montana cities of Kalispell and Polson and the formation of State Bank added two branches in Fort Benton and Geraldine, Montana. The Heritage Bank diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $ 30.9 million of participation and purchased loans as of March 31, 1999. Heritage Bank sells and retains servicing for a portion of its residential real estate loans to agencies of Montana such as the Montana Board of Investments and the Montana Board of Housing.

            During the three months ended March 31, 1999, loans held for sale decreased $3.3 million to $2.4 million at March 31, 1999 from approximately $5.7 million at December 31, 1998. Approximately $23.9 million of loans were originated for sale and $27.2 million of loans were sold to the secondary market during the three month period ending March 31, 1999.

            ALLOWANCE FOR LOAN LOSSES - The loan loss reserve at March 31, 1999 was $1,496,300 compared to $1,514,000 at December 31, 1998. During the three months ended March 31, 1999 loans in the amount of $29,000 were determined by management to be uncollectable and subsequently charged-off. However, management aggressively pursues recoveries. The loan loss reserve at March 31, 1999 is an amount which management believes is adequate given the low level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at March 31, 1999 was .99%.

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

            Heritage Bank follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At March 31, 1999 Heritage Bank had two non-accrual loans totaling $531,000 and loans totaling $330,000 past due 90 days and still accruing.

            United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At March 31, 1999 and December 31, 1998, United had no assets classified as loss. At March 31, 1999 and December 31, 1998, United has $531,000 and $553,000 of reported doubtful assets, respectively. The doubtful balance includes a loan of $485,000 to a company which originates and securitizes home equity loans. A subsidiary of the borrower filed for Chapter 11 bankruptcy protection in March 1999. United had placed the loan on non-accrual in December 1998, and has allocated loss reserves for any potential loss on the loan. As of March 31, 1999, the loan was current with regard to principal and interest payments, and the second quarter's payment was made on a timely basis. At March 31, 1999 and December 31, 1998, United had $363,000 and $405,000 of
      reported substandard assets, respectively. As a percent of total assets, substandard assets were approximately .16%, and .17% at March 31, 1999 and December 31, 1998, respectively.

            REAL ESTATE HELD FOR INVESTMENT - The $339,000 increase was the result of real estate acquired by Heritage Bank through a foreclosure. A foreclosure sale had been completed pending approval of an IRS lien release. Other real estate owned also includes a twenty-four unit apartment complex in Glendive, Montana, owned as a depreciating investment by Heritage Bank's wholly owned subsidiary, Community Service Corporation.

            FHLB OF SEATTLE STOCK - FHLB of Seattle stock increased approximately $24,000 to $1,256,000 at March 31, 1999 from $1,232,000 at
      December 31, 1998. This increase was the result of $24,000 of reinvested stock dividends. FHLB stock purchases are made as required to support the increased scope of operations.

            PREMISES AND EQUIPMENT - This category increased $466,000 to $3,949,000 at March 31, 1999 from $3,483,000 at December 31, 1998. This increase was primarily due to the acquisition of $430,000 of land in Missoula. Heritage Bank invested approximately $90,000 in fixed assets during the first three months of 1999. This increase was primarily due to
      (1) the purchase of computer and office equipment for the branches and additional staff members, and (2) remodeling of the main banking facility in Great Falls to accommodate added staff members. The purchases of premises and equipment were offset by approximately $52,000 of depreciation.

            GOODWILL - Goodwill decreased $28,000 to $1,372,000 at March 31, 1999 from $1,400,000 at December 31, 1998, due to $28,000 of amortization during the three months ending March 31, 1999. The goodwill is currently being amortized over 15 years.

            DEPOSITS - Deposits decreased $6.0 million to $161.6 million at March 31, 1999 from $167.6 million at December 31, 1998. This decrease includes a $5.0 million decrease in NOW and money market demand accounts which was the result of normal business fluctuations in a selected number of United's larger customer accounts.

            BORROWED FUNDS - FHLB advances increased $2.0 million to $24.2 million at March 31, 1999 from $22.2 million at December 31, 1998. Securities sold under agreements to repurchase increased $555,000 to $10.0 million at March 31, 1999 from $9.5 million at December 31, 1998. The additional borrowings in the first three months of 1999 were used to fund increases in United's loan portfolio.

            STOCKHOLDERS' EQUITY - Stockholders' equity increased $86,000 to $30.6 million at March 31, 1999 from $30.5 million at December 31, 1998. This increase is due to $573,000 of net income for the three months ended March 31, 1999 less cash dividends declared of $441,000 and a $46,000 increase in unrealized losses associated with assets classified as available-for-sale being adjusted to market value.

2.    MATERIAL CHANGES IN RESULTS OF OPERATIONS.

            On February 3, 1998, Heritage merged into Old United in a transaction accounted for as a purchase and a reverse merger. The following charts compare the unaudited statements of income for the three months ended March 31, 1999, to the unaudited statements of income for the three months ended March 31, 1998 and, to the unaudited pro forma combined statements of income for the three months ended March 31, 1998. The unaudited pro forma combined statements of income for the three month period ending March 31, 1998 is based upon the unaudited quarterly consolidated statements of income of Heritage and Old United. The unaudited pro forma combined statements of income combines the historical consolidated statements of income of Heritage and Old United as if the Heritage Merger had become effective as of the beginning of the period presented. The selected pro forma combined financial data is unaudited and is not necessarily indicative of the results of operations that would have been achieved had the Heritage Merger occurred on such dates or of the results of operation that may be achieved in the future.

(In thousands)
(Unaudited)                                                         INCOME RECAP
                                      -------------------------------------------------------------------------
                                                             THREE MONTHS ENDED MARCH 31,
                                      -------------------------------------------------------------------------
                                                 HISTORICAL                  HISTORICAL   Pro Forma
                                      ---------------------------------      ----------   ---------     -------
                                        1999         1998        Change         1999         1998        Change
                                      -------      -------      -------       -------      -------      -------
Interest income                       $ 3,943      $ 2,830      $ 1,113       $ 3,943      $ 3,359      $   584
Interest expense                        2,101        1,443          658         2,101        1,699          402
                                      -------      -------      -------       -------      -------      -------
 Net interest income                    1,842        1,387          455         1,842        1,660          182
Provision for losses on loans              40           45           (5)           40           50          (10)
                                      -------      -------      -------       -------      -------      -------
Net interest income after
  provision for losses on loans         1,802        1,342          460         1,802        1,610          192
Non-interest income                       817          497          320           817          600          217
Non-interest expense                    1,681        1,049          632         1,681        1,338          343
                                      -------      -------      -------       -------      -------      -------
 Income before income taxes               938          790          148           938          872           66
Provision for income tax expense          365          295           70           365          331           34
                                      -------      -------      -------       -------      -------      -------
 Net income                           $   573      $   495      $    78       $   573      $   541      $    32
                                      =======      =======      =======       =======      =======      =======

            GENERAL - Consistent with the purchase method of accounting, the statement of operations for the three months ended March 31, 1998 includes the results of operations of Heritage combined with the results of operations of Old United commencing after the Heritage Merger on February 3, 1998.

            NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. United's net interest income increased $470,000 from $1.4 million for the three months ended March 31, 1998 to $1.8 million for the three months ended March 31, 1999. United's net interest margin increased .34% to 3.53% for the three month period ended March 31, 1999 from 3.19% for the same period last year. In addition to the interest-earning assets and liabilities acquired in the Heritage Merger, United has used the funds from additional deposits and borrowings to fund growth in its loan portfolio. United's pro forma combined income statement illustrates the effect of United's growth from increases in its loan portfolio, deposit base and short-term borrowings since the Heritage Merger.

            INTEREST INCOME - The principal reason for the increase in United's net interest income from the three month period ended March 31, 1998 compared to the three month period ended March 31, 1999 was an increase in United's interest-earning assets. Interest income increased $1.1 million from $2.8 million for the three month period ended March 31, 1998 to $3.9 million for the three month period ended March 31, 1999. The average balance of interest-earning assets increased $35 million to $208 million for the three month period ended March 31, 1999 from $173 million for the same period last year. In addition, the average yield on interest-earning assets increased 1.06% to 7.56% during the three month period ended March 31, 1999 from 6.50% during the same period last year. The primary reason for this increase was the acquisition of Old United's interest-earning assets including its $40 million loan portfolio, $44 million investment portfolio, and $8 million of interest-earning deposits.

            For the three month period ended March 31, 1999, compared to the three month period ended March 31, 1998, interest on loans receivable increased $1.1 million, interest on mortgage-backed securities and investments increased $97,000 and interest on other interest-earning assets decreased $129,000.

            INTEREST EXPENSE - The principal reason for the increase in United's net interest expense from the three month period ended March 31, 1998 to the three month period ended March 31, 1999 was an increase in United's interest-bearing liabilities. Interest expense increased $.7 million from $1.4 million for the three month period ended March 31, 1998 to $2.1 million for the three month period ended March 31, 1999.

            For the three month period ended March 31, 1999, compared to the three month period ended March 31, 1998, interest on deposits increased $.4 million, interest on short-term borrowings increased $.2 million.

            PROVISION FOR LOAN LOSSES - United provided $40,000 for loan losses in the first three months of 1999, as compared to $45,000 in the first three months of 1998.

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

            NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a wide range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.3 million, to $.8 million for the three month period ending March 31, 1999 compared to $.5 million the same period in 1998. The principal reason for the increase was the continued strength of the home lending market, and particularly the refinancing market during the first three months of 1999, as interest rates were relatively low and stable. The active refinancing market during this period resulted in increases in loan origination fees and discounts on the sale of mortgage loans of $.3 million for the three month period ending March 31, 1999. United believes that any increase in interest rates is likely to result in a decreased refinancing market and would negatively affect United's fee income.

            Other non-interest income, including servicing fees on mortgage loans, service charges and FHLB stock dividends, remained relatively constant and are expected to remain relatively constant in future periods.

            NON-INTEREST EXPENSE - Non-interest expense increased $.7 million, to $1.7 million during the three month period ending March 31, 1999 compared to $1.0 million for the same period in 1998.

            Salary and employee benefit expense, which increased $.3 million to $.9 million in the three month period ending March 31, 1999 from $.6 million in the same period in 1998, accounted for most of the increase in 1998. This increase was due primarily to increased salary and commission expense associated with the refinancing activity and growth in the size of United's overall operations.

            INCOME TAXES - Income tax expense increased $70,000 to $365,000 for the three month period ending March 31, 1999 from $295,000 for the same period of 1998. The principal reason for the increase in both periods was increased net income, after adjustment for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Management believes there has been no material change in interest rate risk since December 31, 1998. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United Financial's Annual Report loan Form 10-K for the year ended December 31, 1998.

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

      None

ITEM 5  OTHER INFORMATION.

      None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

A.    The following exhibits are included herein:

Exhibit
Number     Description of Exhibit
-------    ---------------------------------------------------------------------
27.1       Financial Data Schedule

B.    Reports on Form 8-K

      The Company did not file a current Report on Form 8-K in the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                          United Financial Corp.



Date   May 15, 1999                       /s/ John M. Morrison
     ----------------                     ---------------------------
                                          John M. Morrison
                                          Chairman and Chief
                                          Executive Officer
                                          (Duly Authorized
                                          Representative)




Date   May 15, 1999                       /s/ Kurt R. Weise
     ----------------                     ---------------------------
                                          Kurt R. Weise
                                          President and Chief
                                          Operating Officer
                                          (Duly Authorized
                                          Representative)