Form 10-Q
period 1999-06-30
UNITED FINANCIAL CORP \MN\
filed 1999-08-16
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)
            _X_ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

            ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.


                         Commission file number: 0-28080
                                                 -------

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

         Class: Common Stock, No par value; Outstanding at August 9,1999
                               1,680,812 -- shares

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
   ITEM 1 FINANCIAL STATEMENTS........................................................ 1

      Consolidated Condensed Statements of Financial Condition at
        June 30, 1999 (unaudited) and December 31, 1998............................... 1

      Consolidated Condensed Statements of Income - Three and Six Months Ended
        June 30, 1999 and June 30, 1998 (unaudited)................................... 2

      Consolidated Condensed Statements of Cash Flows - Six Months Ended
        June 30, 1999 and June 30, 1998 (unaudited)................................... 3

      Notes to Consolidated Condensed Financial Statements............................ 4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS......................................... 7

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................. 15

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS.......................................................... 16

   ITEM 2 CHANGE IN SECURITIES....................................................... 16

   ITEM 3 DEFAULTS ON SENIOR SECURITIES.............................................. 16

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...................... 16

   ITEM 5 OTHER INFORMATION.......................................................... 17

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K........................................... 17

SIGNATURES........................................................................... 18

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)
(Unaudited, except December 31)

                                                               JUNE 30,     December 31,
                                                              ---------      ---------
                                                                1999           1998
                                                              ---------      ---------
ASSETS
Cash and cash equivalents
Cash and amounts due from banks                               $   6,219      $   9,055
Interest-earning deposits with banks                              1,135         10,200
                                                              ---------      ---------
                                                                  7,354         19,255
Time deposits in banks                                              113              0
Investment securities available-for-sale, net                    58,641         51,900
Loans receivable, net                                           171,799        143,359
Loans held for sale                                               1,922          5,717
Premises and equipment, net                                       3,950          3,483
Real estate owned, net                                              616            304
Accrued interest receivable                                       2,187          1,918
Federal Home Loan Bank stock, at cost                             2,284          1,232
Investment in Valley Bancorp, Inc.                                2,885          2,684
Goodwill, net of accumulated amortization of $280 and $225
   at June 30, 1999 and December 31, 1998, respectively           1,345          1,400
Identifiable intangibles, net of accumulated amortization
   of $65 and $30 at June 30, 1999, and December 31, 1998,
   respectively                                                     572            607
Deferred income taxes                                               283            102
Other assets                                                        809            600
                                                              ---------      ---------
    Total assets                                              $ 254,760      $ 232,561
                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
NOW and money market demand accounts                          $  41,700      $  41,802
Savings deposits                                                 46,156         46,811
Time deposits                                                    82,707         79,007
                                                              ---------      ---------
                                                                170,563        167,620
FHLB of Seattle advances                                         41,310         22,175
Securities sold under agreements to repurchase                   10,156          9,450
Accrued interest payable                                          1,533          1,267
Advance payments by borrowers for taxes and insurance               338            343
Income taxes payable                                                 --            116
Other liabilities                                                   433          1,062
                                                              ---------      ---------
    Total liabilities                                           224,333        202,033

Stockholders' equity:
   Preferred stock, no par value (2,000,000 shares authorized; none outstanding)

   Common stock, no par value (8,000,000 shares authorized;
      1,698,312 outstanding)                                     28,002         28,002
 Retained earnings-partially restricted                           2,847          2,533
Unrealized loss on securities available-for-sale, net              (422)            (7)
                                                              ---------      ---------
                                                                 30,427         30,528
                                                              ---------      ---------
                                                              $ 254,760      $ 232,561
                                                              =========      =========

                                             Equity/Assets         11.9%          13.1%
                                          Book Value/Share    $   17.92      $   17.98

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                   1999      1998      1999      1998
                                                  ------    ------    ------    ------
INTEREST INCOME
 Loans receivable                                 $3,313    $2,539    $6,403    $4,492
 Mortgage-backed securities                          717       583     1,363     1,016
 Investment securities                               109       249       207       463
 FHLB of Seattle stock dividends                      34        21        57        36
 Other Interest earning assets                        39       126       125       341
                                                   ------    ------    ------    ------
    Total interest income                          4,212     3,518     8,155     6,348
 INTEREST EXPENSE
 Deposits                                          1,681     1,530     3,343     2,770
 Short-term borrowings                               612       249     1,051       440
 Long-term debt                                                                     12
                                                  ------    ------    ------    ------
    Total interest expense                         2,293     1,779     4,394     3,222
                                                  ------    ------    ------    ------
    Net interest income                            1,919     1,739     3,761     3,126
 Provision for losses on loans                        75       175       115       220
                                                  ------    ------    ------    ------
    Net interest income after provision for
      losses on loans                              1,844     1,564     3,646     2,906
NON-INTEREST INCOME
 Fees and discounts                                  817       790     1,533     1,240
 Equity in income of Valley Bancorp Inc.              28        --        60        --
 Investment securities sales, net                     15        18        30        12
 Other income                                         59        69       113       122
                                                  ------    ------    ------    ------
    Total non-interest income                        919       877     1,736     1,374
NON-INTEREST EXPENSE
 Salaries and employee benefits                      934       844     1,836     1,403
 Net occupancy and equipment expense                 190       156       367       270
 Data processing expense                              99        71       213       142
 Other expenses                                      543       421     1,031       726
                                                  ------    ------    ------    ------
    Total non-interest expense                     1,766     1,492     3,447     2,541
                                                  ------    ------    ------    ------
    Income before income taxes                       997       949     1,935     1,739
 Provision for income tax expense                    373       375       738       670
                                                  ------    ------    ------    ======
    Net income                                    $  624    $  574    $1,197    $1,069
                                                  ======    ======    ======    ======
 Net income per share                             $  .37    $  .34    $  .70    $  .72
                                                  ======    ======    ======    ======
Weighted average shares outstanding                1,698     1,698     1,698     1,475
                                                  ======    ======    ======    ======

See Notes to Consolidated Condensed Financial
Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                              SIX MONTHS ENDED
(Unaudited)                                                             June 30,
                                                                  ---------------------
                                                                    1999         1998
                                                                  --------     --------
OPERATING ACTIVITIES
Net income                                                        $  1,197     $  1,069
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Provision for loan losses                                            115          220
  Amortization of goodwill and identifiable intangibles                 90           41
  Depreciation and amortization of bank premises and equipment
    and real estate held for investment                                140          138
  Equity in income of Valley Bancorp Inc.                              (60)           0
  Amortization of discounts and premiums on investment
    securities                                                         162           29
  Mortgage loans originated and held for sale                      (55,373)     (34,660)
  Proceeds from sales of mortgage loans held for sale               59,168       34,400
  FHLB of Seattle stock dividends                                      (58)         (39)
  Net change in accrued interest receivable                           (269)        (259)
  Net change in other assets                                          (209)         131
  Net change in income taxes                                           (67)         (23)
  Net change in accrued interest payable                               266          151
  Net change in other liabilities                                     (266)      (1,930)
                                                                  --------     --------
     Net cash provided by (used in) operating activities             4,836         (732)
                                                                  --------     --------
INVESTING ACTIVITIES
Net increase in time deposits in banks                                (113)           0
Purchases of securities available-for-sale                         (32,922)     (25,575)
Proceeds from maturities, paydowns and sales of securities
    available-for-sale                                              25,344       25,798
Purchases of FHLB of Seattle stock                                    (994)        (109)
Purchase of Valley Bancorp, Inc. stock                                (141)           0
Cash paid to FDIC on failed bank                                      (333)           0
Acquisition of real estate owned                                      (362)           0
Proceeds from sale of real-estate held for investment                   37          360
Net change in loans receivable                                     (28,555)     (30,419)
Purchases of premises and equipment                                   (594)        (180)
Purchase of loan production offices                                      0         (225)
Acquired United Financial Corp.'s cash and cash equivalents              0        8,112
                                                                  --------     --------
     Net cash used in investing activities                         (38,633)     (22,238)
                                                                  --------     --------
FINANCING ACTIVITIES
Net increase in deposits                                             2,943        4,804
Net increase in FHLB of Seattle advances                            19,135        9,000
Net increase in securities sold under repurchase agreements            706        8,613
Net decrease in advance by borrowers for taxes and insurance            (5)        (103)
Payments on long-term debt                                               0       (2,350)
Dividends paid to stockholders                                        (883)        (424)
Capital contribution                                                     0        2,275
                                                                  --------     --------
     Net cash provided by financing activities                      21,896       21,815
                                                                  --------     --------
Decrease in cash and cash equivalents                              (11,901)      (1,155)
Cash and cash equivalents at beginning of year                      19,255        9,869
                                                                  --------     --------
     Cash and cash equivalents at end of period                   $  7,354     $  8,714
                                                                  --------     --------
SUPPLEMENTAL CASH FLOW DISCLOSURE
------------------------------------------------------------------
Cash payments for interest                                        $  4,128     $  2,874
Cash payments for income taxes                                    $    735     $    699

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.   GENERAL

          United Financial Corp. ("United") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 other Montana communities. Substantially all of United's banking business is currently conducted through its wholly-owned subsidiaries, Heritage Bank F.S.B. ("Heritage Bank") and Heritage State Bank ("State Bank"), (collectively, "the Banks"). United is the result of the merger on February 3, 1998 (the "Heritage Merger") of two Montana-based savings and loan holding companies of relatively comparable size: United Financial Corp. (as it existed prior to the merger, ("Old United") and Heritage Bancorporation ("Heritage"). Heritage Bank is the result of the subsequent merger in May 1998 of the savings bank subsidiaries of these two holding companies: United Savings Bank, F.A., the savings bank subsidiary of Old United ("United Bank"), and Heritage Bank, the savings bank subsidiary of Heritage.

          The Heritage Merger was treated as a reverse acquisition and accounted for as a purchase in accordance with generally accepted accounting principles. Because the shareholders and management of Heritage controlled the operations of United after the Heritage Merger, Heritage was considered the acquirer for accounting purposes.

          Consistent with Heritage being the acquiring corporation for accounting purposes, the historical financial statements of United, for periods prior to the Heritage Merger, are those of Heritage, and not Old United as it existed prior to the Heritage Merger. Accordingly, the historical statements of operations of United reflect only the operations of Old United commencing with the closing date of the Merger. Therefore, premerger net income of United in January 1998 was not included in the actual first quarter 1998 results. Under the purchase method of accounting, the assets and liabilities of Old United and its subsidiary were adjusted to their estimated fair values and combined with the historical book values of the assets and liabilities of Heritage.

2.   BASIS OF PRESENTATION

          United's consolidated financial statements, included herein, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results anticipated for the year ending December 31, 1999. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1998.

3.   COMPREHENSIVE INCOME

          The Company's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.

                                                           THREE MONTHS ENDED                Three Months Ended
                                                             JUNE 30, 1999                     June 30, 1998
                                                    -------------------------------     -----------------------------
                                                    BEFORE        TAX        AFTER      Before       Tax       After
                                                      TAX       EXPENSE       TAX         Tax      Expense      Tax
                                                    -------     -------     -------     -------    -------    -------
     Net income                                     $   997     $   373     $   624     $   949    $   375    $   574


     Holding gains (losses) arising
        during period                                  (616)       (238)       (378)        166         64        102
     Less: reclassification adjustment
        for gains included in net
        income                                           15           6           9          18          7         11
                                                    -------     -------     -------     -------    -------    -------
     Net unrealized gains (losses) on
        securities                                     (601)       (232)       (369)        148         57         91
                                                    -------     -------     -------     -------    -------    -------
     Total comprehensive income                     $   396     $   141     $   255     $ 1,097    $   432    $   665
                                                    =======     =======     =======     =======    =======    =======
                                                            SIX MONTHS ENDED                  Six Months Ended
                                                             JUNE 30, 1999                     June 30, 1998
                                                    -------------------------------     -----------------------------
                                                    BEFORE        TAX        AFTER      Before       Tax       After
                                                      TAX       EXPENSE       TAX         Tax      Expense      Tax
                                                    -------     -------     -------     -------    -------    -------
     Net income                                     $ 1,935     $   738     $ 1,197     $ 1,739    $   670    $ 1,069


     Holding gains (losses) arising
        during period                                  (705)       (272)       (433)        160         62         98
     Less: reclassification adjustment
        for gains included in net
        income                                           30          12          18          12          5          7
                                                    -------     -------     -------     -------    -------    -------
     Net unrealized gains (losses) on
        securities                                     (675)       (260)       (415)        148         57         91
                                                    -------     -------     -------     -------    -------    -------
     Total comprehensive income                     $ 1,262     $   480     $   782     $ 1,887    $   727    $ 1,160
                                                    =======     =======     =======     =======    =======    =======


4.   RECLASSIFICATIONS

          Certain reclassifications have been made to the June 30, 1998 financial statements to conform to the June 30, 1999 presentation.

5.   CASH EQUIVALENTS

          For purposes of the Consolidated Condensed Statements of Cash Flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

6.   STOCKHOLDERS' EQUITY

          On February 3, 1998, United issued a warrant (the Warrant) to purchase 10,000 shares of its common stock to D.A. Davidson & Co., exercisable at the price of $26.25 per share, in exchange for investment banking services provided to United.

7.   COMPUTATION OF NET INCOME PER SHARE

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

8.   DIVIDENDS DECLARED

          On July 26, 1999, the Board of Directors of United declared a second-quarter cash dividend of $.26 per share, payable August 23, 1999, to shareholders of record on August 9, 1999.

9.   RELATED PARTIES

          Central Financial Services, Inc. ("CFS") provides various management services to United, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by United's Chairman of the Board of Directors and largest shareholder. CFS fees were $140,000 and $109,000 for the six months ended June 30, 1999 and 1998, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1.   FORWARD LOOKING STATEMENTS

     When used in this form 10-Q or future filings made by the Company with the Securities and Exchange Commission, in the Company's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors--including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors--could affect the Bank's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


2. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF JUNE 30, 1999 TO DECEMBER 31, 1998.

       (In thousands)
       (Unaudited, except December 31)
                                              SELECTED FINANCIAL CONDITION RECAP

                                               JUNE 30,   Dec. 31,
                                                1999        1998        Change
                                              ----------------------------------
            Cash and cash equivalents         $  7,354    $ 19,255    $(11,901)
            Investment securities,
             available-for-sale, net            58,641      51,900       6,741
            Loans receivable, net              171,799     143,359      28,440
            Loans held for sale                  1,922       5,717      (3,795)
            Premises and equipment, net          3,950       3,483         467
            Real estate owned, net                 616         304         312
            FHLB of Seattle stock, at cost       2,284       1,232       1,052
            Investment in Valley Bancorp,
             Inc                                 2,885       2,684         201
            Goodwill, net                        1,345       1,400         (55)
            Identifiable intangibles,
             net                                   572         607         (35)
            All other assets                     3,392       2,620         772
            Total assets                       254,760     232,561      22,199
            Deposits                           170,563     167,620       2,943
            FHLB of Seattle advances            41,310      22,175      19,135
            Securities sold under
             agreements to repurchase           10,156       9,450         706
            All other liabilities                2,304       1,062       1,242
            Total liabilities                  224,333     200,307      24,026
            Stockholders' equity, net           30,427      30,528        (101)

          GENERAL - Total assets increased $22.2 million to $254.7 million at June 30, 1999 from $232.5 million at December 31, 1998. The increase in assets was primarily the result of an increase in loans receivable. The $11.9 million decrease in cash and cash equivalents was offset by a $6.7 million increase in investment securities and a $1.0 million increase in FHLB of Seattle stock. Total deposits increased $2.9 million.

          INVESTMENT SECURITIES - Investment securities available-for-sale increased $6.7 million to $58.6 million at June 30, 1999 from $51.9 million at December 31, 1998. The increase was the result of $32.9 million of purchases, partially offset by $25.3 million of maturities, sales, and principal repayments. The remainder of the decrease was the result of premium amortization and unrealized losses on market valuations.


          A comparison of the amortized cost and estimated fair value of United's available for sale investment portfolio at the dates indicated is as follows:


          (In thousands)
          (Unaudited, except for December 31)

                                                        JUNE 30, 1999
                                         ----------------------------------------------
                                                      GROSS        GROSS      ESTIMATED
                                        AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                           COST       GAINS        LOSSES        VALUE
                                         --------    --------     --------     --------
          U.S. Government and Federal
           agencies                      $ 10,451    $     --     $   (325)    $ 10,126
          Mortgage-backed securities       44,728          16         (315)      44,429
          Municipal bonds                   2,106           4           --        2,110
          Other investments                 2,041          --          (65)       1,976
                                         --------    --------     --------     --------
                                         $ 59,326    $     20     $   (705)    $ 58,641
                                         ========    ========     ========     ========

                                                       December 31, 1998
                                         ----------------------------------------------
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
                                         ========    ========     ========     ========

          LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $28.5 million to $171.8 million at June 30, 1999 from $143.3 million at December 31, 1998. The loans receivable increase is a direct result of strong loan demand generated through officer call programs, increased market area, continued purchase of participation loans and lease financing loans, and a favorable interest rate environment in the past six months. Heritage Bank recently established two additional loan production offices in the western Montana cities of Kalispell and Polson and the formation of State Bank added two branches in Fort Benton and Geraldine, Montana. The Heritage Bank diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $ 37.9 million of participation and purchased loans as of June 30, 1999.

          During the six months ended June 30, 1999, loans held for sale decreased $3.8 million to $1.9 million at June 30, 1999 from approximately $5.7 million at December 31, 1998. Approximately $55.4 million of loans were originated for sale and $59.2 million of loans were sold to the secondary market during the six month period ending June 30, 1999.

          ALLOWANCE FOR LOAN LOSSES - The loan loss reserve at June 30, 1999 was $1.6 million compared to $1.5 million at December 31, 1998. During the six months ended June 30, 1999 loans in the amount of $30,000 were determined by management to be uncollectable and subsequently charged-off. However, management aggressively pursues recoveries which totaled $41,000 during the six months ended June 30, 1999. The loan loss reserve at June 30, 1999 is an amount which management believes is adequate given the low level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at June 30, 1999 was .93%.


          NON-PERFORMING ASSETS - United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At June 30, 1999 and December 31, 1998, United had no assets classified as loss. At June 30, 1999 and December 31, 1998, United has $440,000 and $553,000 of reported doubtful assets, respectively. The doubtful balance includes a loan of $416,000 to a company which originates and secures home equity loans. A subsidiary of the borrower filed for Chapter 11 bankruptcy protection in March 1999. United had placed the loan on non-accrual in December 1998, and has allocated loss reserves for any potential loss on the loan. As of June 30, 1999, the loan was current with regard to principal and interest payments, and the third quarter's payment was made on a timely basis. At June 30, 1999 and December 31, 1998, United had $47,000 and $405,000 of reported substandard assets, respectively. As a percent of total assets, classified assets were approximately .02%, and .41% at June 30, 1999 and December 31, 1998, respectively.

          REAL ESTATE HELD FOR INVESTMENT - The $.3 million increase was the result of real estate acquired by Heritage Bank through a foreclosure. A foreclosure sale had been completed pending approval of an IRS lien release. Other real estate owned also includes a twenty-four unit apartment complex in Glendive, Montana, owned as a depreciating investment by Heritage Bank's wholly owned subsidiary, Community Service Corporation. The apartment complex has been sold with a closing date of July 30,1999.

          FHLB OF SEATTLE STOCK - FHLB of Seattle stock increased approximately $1.1 million to $2.3 million at March 31, 1999 from $1.2 million at December 31, 1998. This increase was the result of $58,000 of reinvested stock dividends and stock purchases of $1.0 million. FHLB stock purchases are made as required by the FHLB of Seattle to support the increased scope of operations.

          PREMISES AND EQUIPMENT - This category increased $.5 million to $4.0 million at June 30, 1999 from $3.5 million at December 31, 1998. This increase was primarily due to the acquisition of $.4 million of land in Missoula. Heritage Bank invested approximately $.2 million in fixed assets during the first six months of 1999 for (1) the purchase of computer and office equipment for the branches and additional staff members, and (2) remodeling of the main banking facility in Great Falls to accommodate added staff members. The purchases of premises and equipment were offset by approximately $.1 million of depreciation.

          GOODWILL - Goodwill decreased to $1.3 million at June 30, 1999 from $1.4 million at December 31, 1998, due to $55,000 of amortization during the six months ending June 30, 1999. The goodwill is currently being amortized over 15 years.

          DEPOSITS - Deposits increased $3.0 million to $170.6 million at June 30, 1999 from $167.6 million at December 31, 1998. The increase in deposits during 1999 resulted primarily from the application of competitive rates on all deposit offerings by United as well as the offering of a greater array of loan products to attract depositors.

          BORROWED FUNDS - FHLB of Seattle advances increased $19.1 million to $41.3 million at June 30, 1999 from $22.2 million at December 31, 1998. Securities sold under agreements to repurchase increased $.7 million to $10.2 million at June 30, 1999 from $9.5 million at December 31, 1998. The additional borrowings in the first six months of 1999 were used to fund increases in United's loan portfolio.

          STOCKHOLDERS' EQUITY - Stockholders' equity decreased $.1 million to $30.4 million at June 30, 1999 from $30.5 million at December 31, 1998. This decrease is due to $1.2 million of net income for the six months ended June 30, 1999 less cash dividends declared of $.9 million and a $.4 million increase in unrealized losses associated with assets classified as available-for-sale being adjusted to market value.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
          (In thousands)
          (Unaudited)
                                                INCOME RECAP
                                         --------------------------
                                         THREE MONTHS ENDED JUNE 30,
                                         --------------------------
                                          1999      1998     Change
                                         ------    ------    ------
          Interest income                $4,212    $3,518       694
          Interest expense                2,293     1,779       514
                                         ------    ------    ------
           Net interest income            1,919     1,739       180
          Provision for loan losses          75       175      (100)
          Non-interest income               919       877        42
          Non-interest expense            1,766     1,492       274
                                         ------    ------    ------
           Income before income taxes       997       949        48
          Provision for income taxes        373       375        (2)
                                         ------    ------    ------
           Net income                    $  624    $  574    $   50
                                          ======    ======    ======




          NET INCOME - Net income increased $50,100 to $623,900 for the three months ended June 30, 1999 from $573,800 for the same period last year.

          INTEREST INCOME - Interest income increased $.7 million to $4.2 million for the three months ended June 30, 1999 from $3.5 million for the same period last year. Interest income on loans receivable increased $.8 million to $3.3 million for the three months ended June 30, 1999 from $2.5 million for the same period last year. Interest income on all other interest earning investments including investment securities decreased $80,000 for the three months ended June 30, 1999 from the same period last year. This decrease was the result of funds from Heritage Bank being used to fund loan growth at Heritage State Bank, rather than being invested with third party institutions.

          INTEREST EXPENSE - Total interest expense increased approximately $.5 million to $2.3 million for the three months ended June 30, 1999 from $1.8 million for the same period last year. Interest expense on deposits increased $.2 million to $1.7 million for the three months ended June 30, 1999 from $1.5 million for the same period last year. Interest expense on FHLB advances and securities sold under agreements to repurchase increased $.4 million to $.6 million for the three months ended June 30, 1999 from $.2 million for the same period last year. This increase is primarily due to an increase in average interest bearing liabilities.

          PROVISION FOR LOAN LOSSES - The provision for loan losses decreased $100,000 to $75,000 for the three months ended June 30, 1999 as compared to $175,00 for the same period last year. The Company had increased the provision for loan losses for the six months ended June 30, 1998 due to the increase in total loans held in its portfolio and the changing economic conditions experienced to that date.

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

          NON-INTEREST INCOME - Non-interest income increased $42,900 to $919,900 for the three months ended June 30, 1999 from $877,000 for the same period last year. This increase was primarily the result of the Company's prorata share of Valley Bancorp, Inc.'s income for the three months ended June 30, 1999. There also was a slight increase in customer service charges in 1999.

          NON-INTEREST EXPENSE - This category increased $.3 million to $1.8 million for the three months ended June 30, 1999 from $1.5 million for the same quarter last year. Salary and employee benefits increased $90,000 to $934,000 for the three months ended June 30, 1999 compared to $844,000 for the same quarter last year. Net occupancy and equipment increased $34,000 to $190,000 for the three months ended June 30, 1999 from $156,000 for the same quarter last year. This increase was primarily due to the continued staffing and furnishings of the branches acquired in the 1998 merger.


4. MATERIAL CHANGES IN RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
          (In thousands)
          (Unaudited)
                                                 INCOME RECAP
                                         -----------------------------
                                          THREE MONTHS ENDED JUNE 30,
                                         -----------------------------
                                          1999       1998       Change
                                         -------    -------    -------
          Interest income                $ 8,155    $ 6,348    $ 1,807
          Interest expense                 4,394      3,222      1,172
                                         -------    -------    -------
           Net interest income             3,761      3,126        635
          Provision for loan losses          115        220       (105)
          Non-interest income              1,736      1,374        362
          Non-interest expense             3,447      2,541        906
                                         -------    -------    -------
           Income before income taxes      1,935      1,739        196
          Provision for income taxes         738        670         68
                                         -------    -------    -------
           Net income                    $ 1,197    $ 1,069    $   128
                                         =======    =======    =======


          NET INCOME - Net income increased $.1 million to $1.2 million for the six months ended June 30, 1999 from $1.1 million for the same period last year.

          NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. United's net interest income increased $.6 million from $3.1 million for the six months ended June 30, 1998 to $3.7 million for the six months ended June 30, 1999. United's net interest margin decreased .41% to 3.44% for the six month period ended June 30, 1999 from 3.85% for the same period last year.

          INTEREST INCOME - Interest income increased $1.8 million to $8.1 million for the six months ended June 30, 1999 from $6.3 million for the same period last year. The increase was the result of an increase in interest earning assets from the same period in 1998. Interest income on loans receivable increased $1.9 million to $6.4 million for the six months ended June 30, 1999 from $4.5 million for the same period last year. Interest income on mortgage-backed securities and interest income on all other interest earning investments including investment securities decreased $.1 million to $1.7 million for the six months ended June 30,1999 from $1.8 million for the same period last year.

          INTEREST EXPENSE - Total interest expense increased approximately $1.2 million to $4.4 million for the six months ended June 30, 1999 from $3.2 million for the same period last year. The increase was primarily the result of the expense associated with the increased deposit base and increase FHLB borrowings from the same period in 1998. Interest expense on deposits increased $.5 million to $3.3 million for the six months ended June 30, 1999 from $2.8 million for the same period last year. Interest expense on FHLB advances and securities sold under agreements to repurchase increased $.6 million to $1.0 million for the six months ended June 30, 1999 from $.4 million for the same period last year. This increase is primarily due to an increase in average interest bearing liabilities.

          PROVISION FOR LOAN LOSSES - The provision for loan losses decreased $.1 million to $.1 million for the six months ended June 30, 1999 as compared to $.2 million for the same period last year. The Company had increased the provision for loan losses due to the increase in total loans held in its portfolio in 1998 and the changing economic conditions experienced to that date.

          NON-INTEREST INCOME - Non-interest income increased $.3 million to $1.7 million for the six months ended June 30, 1999 from $1.4 million for the same period last year. This increase was primarily the result of continued growth in loan origination fees and discounts in the six months ended June 30, 1999. Another significant factor in this category was the prorata share of Valley Bancorp, Inc.'s income of $60,000 for the six months ended June 30, 1999.

          NON-INTEREST EXPENSE - This category increased $.9 million to $3.4 million for the six months ended June 30, 1999 from $2.5 million for the same quarter last year. Salary and employee benefits increased $.4 million to $1.8 million for the six months ended June 30, 1999 compared to $1.4 million for the same period last year. Net occupancy and equipment increased $.1 million to $.4 million for the six months ended June 30, 1999 from $.3 million for the same quarter last year. These increases are the result of continued staffing and furnishing of the branches acquired in the 1998 merger.

          INCOME TAXES - Income tax expense increased $68,000 due to the $196,000 increase in income before taxes, which is tax affected for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans.

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

          The majority of United's information processing is performed by Banker's Resource Center, of which Heritage Bank is an 11% owner. Banker's Resource Center is regulated by banking regulators, has had various exams by banking regulators, and is currently in the process of conducting Year 2000 certification testing. Banker's Resource Center provides periodic reports to United on the status of its Year 2000 project readiness. During the past two years, and also in conjunction with merging the operations of Heritage Bank and United Bank in May 1998, United has upgraded the majority of its internal computer hardware and software to Year 2000 compliant systems. Additionally, all of United's personal computers are being tested by its computer consulting firm. United has a budget of $105,000 for replacement of teller equipment, its telephone system and other Year 2000 costs. To date, approximately $133,000 has been spent on the Year 2000 project. The United Board of Directors is currently reviewing the Y2K budget for the extra costs. Actual costs are not expected to exceed $150,000.

          Apart from United's Year 2000 efforts, federal banking regulators conduct special examinations of FDIC insured banks and savings associations to determine whether they are taking necessary steps to prepare for the Year 2000 issue. These agencies are closely monitoring the progress made by these institutions in completing key steps required by their individual Year 2000 plans. The OTS, which regulates Heritage Bank, conducted an onsite Year 2000 examination in May 1998 and follow-up examinations in November 1998 and May 1999. The FDIC conducted a Year 2000 Phase II Readiness Assessment of State Bank in February 1999.

          The replacement, renovation and testing of its critical internal computer hardware and software and embedded technologies have progressed as scheduled as of June 30, 1999, which is expected to allow time for necessary refinements and additional testing before December 31, 1999. Heritage Bank is currently in the process of installing and testing a new teller system platform which is widely used by other banks and which has been certified Year 2000 compliant by the vendor. The United Board of Directors continues to actively monitor the Company's Year 2000 efforts. United has developed a Business Resumption Contingency Plan to mitigate potential delays or other problems, in the event of various problem scenarios and intends to assess such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. A due date of September 30, 1999 has been set to provide training and conduct rehearsals for the alternative procedures contained in the Business Resumption Contingency Plan.

          Ultimately, the potential impact of Year 2000 issues will depend not only on the success of the corrective measures that United undertakes, but also on the way in which the Year 2000 issue is addressed by customers, vendors, service providers, counterparts, utilities, governmental agencies and other entities with which United does business. United is communicating with certain of these parties to heighten their awareness of Year 2000 issues, to learn how they are addressing them and to evaluate any likely impact on United. United also is asking important vendors for commitment dates for their Year 2000 readiness and delivery of compliant software and other products. In addition, United is monitoring the Year 2000 preparations of entities such as the Federal Reserve Bank, which provides services for processing and settling payments and securities transactions between banks. Year 2000 efforts of third parties are not within United's control, however, and their failure to remediate Year 2000 issues successfully could result in business disruption, increased operating cost and increased credit risk for United. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on United's future results of operations and financial condition. The United Board of Directors evaluated the possible allocation of a portion of its loan loss reserve specifically to potential losses from Year 2000 complications, particularly with its commercial loan customers. Although this risk will be closely monitored in 1999 by both senior management and the United Board of Directors, no allocation of the loan loss reserve has been deemed necessary at this time.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Management believes there has been no material change in interest rate risk since December 31, 1998. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United Financial's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS.

     The Company is involved from time to time in litigation normal for its type of business.

ITEM 2  CHANGE IN SECURITIES.

     None

ITEM 3  DEFAULTS ON SENIOR SECURITIES.

     None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     On May 20, 1999, United Financial Corp. held its Annual Meeting. The shareholders elected three directors and ratified KPMG LLP as independent auditors for the Company.

     The shareholders of United Financial Corp. voted as follows with respect to:

     Approval of Directors:

                                           FOR         WITHHELD

     Larry D. Albert                 1,543,017            9,425

     Jerome H. Hentges               1,543,017            9,425

     Steve L. Feurt                  1,542,667            9,775


     To ratify appointment of KPMG LLP as independent auditors for the Company:

                                      For:     1,550,717
                                      Against:     1,275
                                      Abstain:       450

ITEM 5  OTHER INFORMATION.

     Subsequent to June 30, 1999, the Company purchased treasury stock as follows:

    Settlement Date      No. of Shares      Price/Share      Cost of Treasury
                                                                  Stock
         7/8/99              7,500             $21.00           $157,500.00
         8/3/99             10,000             $20.50           $205,000.00
                            ------                              -----------
                            17,500                              $362,500.00

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

A.   The following exhibits are included herein:

Exhibit
Number                  Description of Exhibit
------                  --------------------------------------------------------


27.1                    Financial Data Schedule


B.   Reports on Form 8-K

     The Company did not file a current Report on form 8-K in the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                United Financial Corp.



Date     August 14, 1999                        /s/ John M. Morrison
                                                --------------------------------
                                                John M. Morrison
                                                Chairman
                                                (Duly Authorized Representative)



Date     August 14, 1999                        /s/ Kurt R. Weise
                                                --------------------------------
                                                Kurt R. Weise
                                                President and Chief
                                                Executive Officer
                                                (Duly Authorized Representative)