Form 10-Q
period 1999-09-30
UNITED FINANCIAL CORP \MN\
filed 1999-11-12
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)
          _X_  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______.


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

       Class: Common Stock, No par value; Outstanding at November 8, 1999
                                1,659,812 shares

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS............................................................................................1

         Consolidated Condensed Statements of Financial Condition at
           September 30, 1999 and December 31, 1998 (unaudited)...........................................................1

         Consolidated Condensed Statements of Income - Three and Nine Months Ended
           September 30, 1999 and September 30, 1998 (unaudited)..........................................................2

         Consolidated Condensed Statements of Cash Flows - Nine Months Ended
           September 30, 1999 and September 30, 1998 (unaudited)..........................................................3

         Notes to Consolidated Condensed Financial Statements.............................................................4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................................................................7

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................15

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS..............................................................................................17

   ITEM 2 CHANGE IN SECURITIES...........................................................................................17

   ITEM 3 DEFAULTS ON SENIOR SECURITIES..................................................................................17

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........................................................17

   ITEM 5 OTHER INFORMATION..............................................................................................17

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K...............................................................................17

SIGNATURES...............................................................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)
(Unaudited)

                                                                                   SEPTEMBER 30,         December 31,
                                                                                 ------------------   -------------------
                                                                                       1999                  1998
                                                                                 ------------------   -------------------
ASSETS
Cash and cash equivalents                                                                 $8,111                 $19,255
Investment securities available-for-sale, net                                             55,928                  51,900
Loans receivable, net                                                                    184,440                 143,359
Loans held for sale                                                                        1,186                   5,717
Premises and equipment, net                                                                4,456                   3,483
Real estate owned, net                                                                        71                     304
Accrued interest receivable                                                                2,595                   1,918
Federal Home Loan Bank stock, at cost                                                      2,992                   1,232
Investment in Valley Bancorp, Inc.                                                         2,950                   2,684
Goodwill, net of accumulated amortization of $308 and $225
 at September 30, 1999 and December 31,1998, respectively                                  1,317                   1,400
Identifiable intangibles, net of accumulated amortization
 of $82 and $30 at September 30, 1999, and December 31,
 1998, respectively                                                                          555                     607
Deferred income taxes, net                                                                   313                     102
Other assets                                                                                 893                     600
                                                                                 ------------------   -------------------
    Total assets                                                                        $265,807                $232,561
                                                                                 ==================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                 167,212                 167,620
FHLB of Seattle advances                                                                  56,290                  22,175
Securities sold under agreements to repurchase                                             9,869                   9,450
Accrued interest payable                                                                   1,511                   1,267
Advance payments by borrowers for taxes and insurance                                        768                     343
Income taxes payable                                                                          23                     116
Other liabilities                                                                            440                   1,062
                                                                                 ------------------   -------------------
    Total liabilities                                                                    236,113                 202,033

Stockholders' equity:
 Preferred stock, no par value (2,000,000 shares
  authorized; none outstanding)
 Common stock, no par value (8,000,000 shares authorized;
  1,698,312 issued)                                                                       28,002                  28,002
 Treasury stock, at cost (33,500 shares)                                                    (694)                     --
 Retained earnings-substanially restricted                                                 3,054                   2,533
Unrealized loss on securities available-for-sale, net                                       (668)                     (7)
                                                                                 ------------------   -------------------
                                                                                          29,694                  30,528
                                                                                 ------------------   -------------------
                                                                                        $265,807                $232,561
                                                                                 ==================   ===================

                                                                   Equity/Assets           11.2 %                  13.1 %
                                                                Book Value/Share          $17.83                  $17.98

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                                1999             1998                1999             1998
                                                            --------------   --------------     ---------------   --------------
INTEREST INCOME
 Loans receivable                                                  $3,671           $2,918             $10,074           $7,410
 Mortgage-backed securities                                           699              586               2,062            1,602
 Investment securities                                                114              259                 322              722
 FHLB of Seattle stock dividends                                       47               20                 104               56
 Other interest earning assets                                         23              104                 147              445
                                                            --------------   --------------     ---------------   --------------
    Total interest income                                           4,554            3,887              12,709           10,235
 INTEREST EXPENSE
 Deposits                                                           1,735            1,629               5,079            4,399
 Short-term borrowings                                                812              429               1,863              869
 Long-term debt                                                         -                -                   -               12
                                                            --------------   --------------     ---------------   --------------
    Total interest expense                                          2,547            2,058               6,942            5,280
                                                            --------------   --------------     ---------------   --------------
    Net interest income                                             2,007            1,829               5,767            4,955
 Provision for losses on loans                                         54              115                 168              335
                                                            --------------   --------------     ---------------   --------------
       Net interest income after provision for losses
        on loans                                                    1,953            1,714               5,599            4,620
NON-INTEREST INCOME
 Fees and discounts                                                   789              852               2,323            2,092
 Equity in income of Valley Bancorp Inc.                               26                -                  86                -
 Investment securities sales, net                                       -                -                  30               12
 Other income                                                          54               46                 166              168
                                                            --------------   --------------     ---------------   --------------
    Total non-interest income                                         869              898               2,605            2,272
NON-INTEREST EXPENSE
 Salaries and employee benefits                                       968              903               2,804            2,306
 Net occupancy and equipment expense                                  192              164                 558              434
 Data processing expense                                               89               89                 303              231
 Other expenses                                                       512              497               1,544            1,223
                                                            --------------   --------------     ---------------   --------------
    Total non-interest expense                                      1,761            1,653               5,209            4,194
                                                            --------------   --------------     ---------------   --------------
    Income before income taxes                                      1,061              959               2,995            2,698
 Provision for income tax expense                                     417              365               1,154            1,035
                                                            --------------   --------------     ---------------   --------------
    Net income                                                       $644             $594              $1,841           $1,663
                                                            ==============   ==============     ===============   ==============
 Net income per share                                                $.38             $.35               $1.09            $1.07
                                                            ==============   ==============     ===============   ==============
Weighted average shares outstanding                                 1,681            1,698               1,692            1,550
                                                            ==============   ==============     ===============   ==============

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                                              NINE MONTHS ENDED
(Unaudited)                                                                                           SEPTEMBER 30,
                                                                                        -------------------------------------------
                                                                                              1999                    1998
                                                                                        --------------------  ---------------------
OPERATING ACTIVITIES
Net income                                                                                       $1,841                   $1,663
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Provision for loan losses                                                                         168                      335
  Amortization of goodwill and identifiable intangibles                                             135                       55
  Depreciation and amortization of bank premises and equipment
       and real estate held for investment                                                          219                      215
  Deferred fees, net                                                                                  -                       (4)
  Equity in income of Valley Bancorp Inc.                                                           (86)                       -
  Amortization of discounts and premiums on investment securities                                   221                       80
  Gain on sale of real estate owned                                                                  (5)                       -
  Mortgage loans originated and held for sale                                                   (87,368)                 (55,600)
  Proceeds from sales of mortgage loans held for sale                                            91,899                   53,585
  FHLB of Seattle stock dividends                                                                  (107)                     (59)
  Net change in accrued interest receivable                                                        (677)                    (537)
  Net change in other assets                                                                        (64)                    (103)
  Net change in income taxes                                                                        109                     (159)
  Net change in accrued interest payable                                                            244                      137
  Net change in other liabilities                                                                  (289)                  (1,807)
                                                                                        --------------------  ----------------------
     Net cash provided by (used in) operating activities                                          6,240                   (2,199)
                                                                                        --------------------  ----------------------
INVESTING ACTIVITIES
Purchases of securities available-for-sale                                                      (33,922)                 (28,051)
Proceeds from maturities, paydowns and sales of securities
       available-for-sale                                                                        28,599                   32,054
Purchase of Federal Home Loan Bank stock                                                         (1,653)                    (132)
Purchase of Valley Bancorp, Inc. stock                                                             (180)                       -
Cash paid to FDIC on failed bank                                                                   (333)                       -
Proceeds from sale of real estate owned                                                             375                      360
Net change in loans receivable                                                                  (41,631)                 (42,172)
Purchases of premises and equipment                                                              (1,176)                    (349)
Cash collected from FDIC, net of acquired State Bank's cash
     and cash equivalents                                                                             -                    9,965
Purchase of loan production offices                                                                   -                     (225)
Acquired United Financial Corp.'s cash and cash equivalents                                           -                    8,113
                                                                                        --------------------  ----------------------
     Net cash used in investing activities                                                      (49,921)                 (20,437)
                                                                                        --------------------  ----------------------
FINANCING ACTIVITIES
Net increase (decrease)in deposits                                                                 (408)                   7,955
Net increase in FHLB of Seattle advances                                                         34,115                   15,750
Net increase in securities sold under repurchase agreements                                         419                    1,996
Net increase in advance by borrowers for taxes and insurance                                        425                      307
Payments on long-term debt                                                                            -                   (2,350)
Dividends paid to stockholders                                                                   (1,320)                  (1,274)
Capital contribution                                                                                  -                    2,275
Purchase of treasury stock                                                                         (694)                       -
                                                                                        --------------------  ----------------------
         Net cash provided by financing activities                                               32,537                   24,659
                                                                                        --------------------  ----------------------
Increase (decrease) in cash and cash equivalents                                                (11,144)                   2,023
Cash and cash equivalents at beginning of year                                                   19,255                    9,869
                                                                                        --------------------  ----------------------
     Cash and cash equivalents at end of period                                                  $8,111                  $11,892
                                                                                        ====================  ======================
SUPPLEMENTAL CASH FLOW DISCLOSURE
----------------------------------------------------------------------------------------
Cash payments for interest                                                                       $6,698                   $5,096
Cash payments for income taxes                                                                   $1,055                   $1,195

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

          Consistent with Heritage being the acquiring corporation for accounting purposes, the historical financial statements of United, for periods prior to the Heritage Merger, are those of Heritage, and not Old United as it existed prior to the Heritage Merger. Accordingly, the historical statements of operations of United reflect only the operations of Old United commencing with the closing date of the Merger. Therefore, premerger net income of Old United in January 1998 was not included in the reported first quarter 1998 results. Under the purchase method of accounting, the assets and liabilities of Old United and its subsidiary were adjusted to their estimated fair values and combined with the historical book values of the assets and liabilities of Heritage.

2.   BASIS OF PRESENTATION

           United's consolidated financial statements, included herein, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results anticipated for the year ending December 31, 1999. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1998.

3.  COMPREHENSIVE INCOME

              The Company's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.


                                                                  THREE MONTHS ENDED                     Three Months Ended
                                                                  SEPTEMBER 30, 1999                     September 30, 1998
                                                        ---------------------------------------- -----------------------------------
                                                           BEFORE         TAX         AFTER        Before        Tax          After
                                                            TAX         EXPENSE        TAX          Tax         Expense       Tax
                                                        -----------  ------------  ----------- ------------ -------------- ---------
        Net income                                         $1,061        $417          $644         $959         $365          $594

        Holding gains (losses) arising during period         (399)       (153)         (246)         249           96           153
        Less: reclassification adjustment for gains
          included in net income                                -           -             -            -            -             -
                                                        -----------  ------------  ----------- ------------ -------------- ---------
        Net unrealized gains (losses) on securities          (399)       (153)         (246)         249           96           153
                                                        -----------  ------------  ----------- ------------ -------------- ---------
        Total comprehensive income                           $662        $264          $398       $1,208         $461          $747
                                                        ===========  ============  =========== ============ ============== =========

                                                                   NINE MONTHS ENDED                       Nine Months Ended
                                                                  SEPTEMBER 30, 1999                      September 30, 1998
                                                        ---------------------------------------- -----------------------------------
                                                          BEFORE         TAX           AFTER        Before       Tax          After
                                                            TAX        EXPENSE          TAX           Tax       Expense        Tax
                                                        -----------  -------------  ------------ ------------ ------------ ---------
        Net income                                         $2,995       $1,154       $1,841       $2,698       $1,035       $1,663

        Holding gains (losses) arising during period       (1,104)        (425)        (679)         261          101          160
        Less: reclassification adjustment for gains
          included in net income                               30           12           18           12            5            7
                                                        -----------  -----------  ------------ ------------ ------------ -----------
        Net unrealized gains (losses) on securities        (1,074)        (413)        (661)         249           96          153
                                                        -----------  -----------  ------------ ------------ ------------ -----------
        Total comprehensive income                         $1,921         $741       $L,180       $2,947       $1,131       $1,816
                                                        ===========  ===========  ============ ============ ============ ===========


4.  RECLASSIFICATIONS

              Certain reclassifications have been made to the September 30, 1998 financial statements to conform to the September 30, 1999 presentation.

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

8.  DIVIDENDS DECLARED

               On October 8, 1999, the Board of Directors of United declared a cash dividend of $.26 per share, payable November 22, 1999, to shareholders of record on November 8, 1999.

9.  RELATED PARTIES

               Central Financial Services, Inc. ("CFS") provides various management services to United, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by United's Chairman of the Board of Directors and largest shareholder. CFS fees were $224,000 and $160,000 for the nine months ended September 30, 1999 and 1998, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1.  FORWARD LOOKING STATEMENTS

    When used in this form 10-Q or future filings made by the Company with the Securities and Exchange Commission, in the Company's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors--including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors--could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

2. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF SEPTEMBER 30, 1999 TO DECEMBER 31, 1998.

       (In thousands)
       (Unaudited, except December 31)
                                                                               SELECTED FINANCIAL CONDITION RECAP

                                                                        SEPT. 30,           Dec. 31,
                                                                           1999               1998              Change
                                                                    ------------------- ------------------ ------------------
                  Cash and cash equivalents                                $8,111           $ 19,255           $(11,144)
                  Investment securities, available
                   for-sale, net                                           55,928             51,900               4,028
                  Loans receivable, net                                   184,440            143,359              41,081
                  Loans held for sale                                       1,186              5,717              (4,531)
                  Premises and equipment, net                               4,456              3,483                 973
                  Real estate owned, net                                       71                304                (233)
                  FHLB of Seattle stock, at cost                            2,992              1,232               1,760
                  Investment in Valley Bancorp,
                   Inc.                                                     2,950              2,684                 266
                  Goodwill, net                                             1,317              1,400                 (83)
                  Identifiable intangibles,
                   net                                                        555                607                 (52)
                  All other assets                                          3,801              2,620               1,181
                  Total assets                                            265,807            232,561              33,246
                  Deposits                                                167,212            167,620                (408)
                  FHLB of Seattle advances                                 56,290             22,175              34,115
                  Securities sold under
                   agreements to repurchase                                 9,869              9,450                 419
                  All other liabilities                                     2,742              2,788                 (46)
                  Total liabilities                                       236,113            202,033              34,080
                  Stockholders' equity, net                                29,694             30,528                (834)



              GENERAL - Total assets increased $33.2 million to $265.8 million at September 30, 1999 from $232.5 million at December 31, 1998. The increase in assets was primarily the result of an increase in loans receivable. The $11.1 million decrease in cash and cash equivalents was offset by a $4.0 million increase in investment securities and a $1.8 million increase in FHLB of Seattle stock. Total deposits decreased $.4 million.

              INVESTMENT SECURITIES - Investment securities available-for-sale increased $4.0 million to $55.9 million at September 30, 1999 from $51.9 million at December 31, 1998. The increase was the result of $33.9 million of purchases, partially offset by $28.6 million of maturities, sales, and principal repayments. The remainder of the decrease was the result of premium amortization and unrealized losses on market valuations.



              A comparison of the amortized cost and estimated fair value of United's available for sale investment portfolio at the dates indicated is as follows:

           (In thousands)
           (Unaudited)
                                                                               SEPTEMBER 30, 1999
                                                      ----------------------------------------------------------------------
                                                                             GROSS             GROSS           ESTIMATED
                                                         AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                           COST              GAINS            LOSSES             VALUE
                                                      ----------------  ----------------  ----------------  ----------------
           U.S. Government and Federal
            agencies                                        $11,181           $     -             $(304)          $10,877
           Mortgage-backed securities                        41,695                 -              (517)           41,178
           Municipal bonds                                    2,096                 -              (129)            1,967
           Other investments                                  2,041                 -              (135)            1,906
                                                      ----------------  ----------------  ----------------  ----------------
                                                            $57,013           $     -           $(1,085)          $55,928
                                                      ================  ================  ================  ================

                                                                                December 31, 1998
                                                      ----------------------------------------------------------------------
                                                                             Gross             Gross           Estimated
                                                         Amortized        Unrealized        Unrealized           Fair
                                                           Cost              Gains            Losses             Value
                                                      ----------------  ----------------  ----------------  ----------------
           U.S. Government and Federal
            agencies                                        $13,643             $  26            $  (33)          $13,636
           Mortgage-backed securities                        36,370                77               (94)           36,353
           Municipal bonds                                      859                31                (5)              885
           Other investments                                  1,039                 -               (13)            1,026
                                                      ----------------  ----------------  ----------------  ----------------
                                                            $51,911             $ 134            $ (145)          $51,900
                                                      ================  ================  ================  ================

       LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $41.1 million to $184.4 million at September 30, 1999 from $143.3 million at December 31, 1998. The loans receivable increase is a direct result of strong loan demand generated through officer call programs, increased market area, continued purchase of participation loans and lease financing loans, and a favorable interest rate environment in the past nine months. In February 1998, Heritage Bank established two additional loan production offices in the western Montana cities of Kalispell and Polson and the formation of State Bank added two branches in Fort Benton and Geraldine, Montana. The Heritage Bank diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $42.6 million of participation and purchased loans as of September 30, 1999.

              During the nine months ended September 30, 1999, loans held for sale decreased $4.5 million to $1.2 million at September 30, 1999 from approximately $5.7 million at December 31, 1998. Approximately $87.4 million of loans were originated for sale and $91.9 million of loans were sold to the secondary market during the nine month period ending September 30, 1999.

              ALLOWANCE FOR LOAN LOSSES - The loan loss reserve at September 30, 1999 was $1.6 million compared to $1.5 million at December 31, 1998. During the nine months ended September 30,

       1999 loans in the amount of $61,000 were determined by management to be uncollectable and subsequently charged-off. However, management aggressively pursues recoveries which totaled $43,000 during the nine months ended September 30, 1999. The loan loss reserve at September 30, 1999 is an amount which management believes is adequate given the low level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at September 30, 1999 was .88%.


              NON-PERFORMING ASSETS - United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At September 30, 1999 and December 31, 1998, United had no assets classified as loss. At September 30, 1999 and December 31, 1998, United has $4,000 and $553,000 of reported doubtful assets, respectively. At September 30, 1999 and December 31, 1998, United had $586,000 and $405,000 of reported substandard assets, respectively. As a percent of total assets, classified assets were approximately .22%, and .41% at September 30, 1999 and December 31, 1998, respectively.

              REAL ESTATE HELD FOR INVESTMENT - The $.2 million decrease was the result of the sale of a twenty-four unit apartment complex in Glendive, Montana, owned as a depreciating investment by Heritage Bank's wholly owned subsidiary, Community Service Corporation. The apartment complex was sold in July 1999.

              FHLB OF SEATTLE STOCK - FHLB of Seattle stock increased approximately $1.8 million to $3.0 million at September 30, 1999 from $1.2 million at December 31, 1998. This increase was the result of $.1 million of reinvested stock dividends and stock purchases of $1.7 million. FHLB stock purchases are made as required by the FHLB of Seattle to support the increased scope of operations.

              PREMISES AND EQUIPMENT - This category increased $1.0 million to $4.5 million at September 30, 1999 from $3.5 million at December 31, 1998. This increase was primarily due to the acquisition of $.4 million of land in Missoula, and .5 million of land in Bozeman. Heritage Bank invested approximately $.3 million in fixed assets during the first nine months of 1999 for (1) the purchase of computer and office equipment for the branches and additional staff members, and (2) remodeling of the main banking facility in Great Falls to accommodate added staff members. The purchases of premises and equipment were offset by approximately $.2 million of depreciation.

              GOODWILL - Goodwill decreased to $1.3 million at September 30, 1999 from $1.4 million at December 31, 1998, due to $83,000 of amortization during the nine months ending September 30, 1999. The goodwill is currently being amortized over 15 years.

              DEPOSITS - Deposits decreased $.4 million to $167.2 million at September 30, 1999 from $167.6 million at December 31, 1998. A $6.4 million increase in certificates of deposit and savings accounts during 1999 resulted primarily from the application of competitive rates on deposit offerings by United as well as the offering of a greater array of loan products to attract depositors. This increase was offset by a $6.8 million decrease in NOW and money market demand accounts which was the result of normal business fluctuations in a selected number of United's larger customer accounts.

              BORROWED FUNDS - FHLB of Seattle advances increased $34.1 million to $56.3 million at September 30, 1999 from $22.2 million at December 31, 1998. Securities sold under agreements to repurchase increased $.4 million to $9.9 million at September 30, 1999 from $9.5 million at December 31, 1998. The additional borrowings in the first nine months of 1999 were used to fund increases in United's loan portfolio.

              STOCKHOLDERS' EQUITY - Stockholders' equity decreased $.8 million to $29.7 million at September 30, 1999 from $30.5 million at December 31, 1998. This decrease is due to $1.8 million of net income for the nine months ended September 30, 1999 less cash dividends declared of $1.3 million, a $.6 million increase in unrealized losses associated with assets classified as available-for-sale being adjusted to market value and treasury stock purchases of $.7 million.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

       (In thousands)
       (Unaudited)
                                                                           INCOME RECAP
                                                     ---------------------------------------------------------
                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------------------------------
                                                           1999                1998               Change
                                                     -----------------   -----------------   -----------------
       Interest income                                        $4,554              $3,887                $667
       Interest expense                                        2,547               2,058                 489
                                                     -----------------   -----------------   -----------------
        Net interest income                                    2,007               1,829                 178
       Provision for loan losses                                  54                 115                 (61)
       Non-interest income                                       869                 898                 (29)
       Non-interest expense                                    1,761               1,653                 108
                                                     -----------------   -----------------   -----------------
        Income before income taxes                             1,061                 959                 102
       Provision for income taxes                                417                 365                  52
                                                     -----------------   -----------------   -----------------
        Net income                                              $644                $594                 $50
                                                     =================   =================   =================




              NET INCOME - Net income increased $50,000 to $644,000 for the three months ended September 30, 1999 from $594,000 for the same period last year.

              NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. United's net interest income increased $.2 million to $2.0 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998. United's net interest margin decreased .42% to 3.24% for the three month period ended September 30, 1999 from 3.66% for the same period last year. Although net interest income increased, higher funding rates at Federal Home Loan Bank and increased competition for loan rates resulted in a decrease in net interest margin.

              INTEREST INCOME - Interest income increased $.7 million to $4.6 million for the three months ended September 30, 1999 from $3.9 million for the same period last year. Interest income on loans receivable increased $.8 million to $3.7 million for the three months ended September 30, 1999 from $2.9 million for the same period last year. Interest income on all other interest earning investments including investment securities decreased $.1 million for the three months ended September 30, 1999 from the same period last year. This decrease was the result of funds from Heritage Bank being used to fund loan growth at Heritage State Bank, rather than being invested with third party institutions. Also, funds from United have been used to purchase treasury stock and Valley Bancorp stock, rather than being invested with third party institutions.

              INTEREST EXPENSE - Total interest expense increased approximately $.5 million to $2.5 million for the three months ended September 30, 1999 from $2.0 million for the same period last year. Interest expense on deposits increased $.1 million to $1.7 million for the three months ended September 30, 1999 from $1.6 million for the same period last year. Interest expense on FHLB advances and securities sold under agreements to repurchase increased $.4 million to $.8 million for the three months ended September 30, 1999 from $.4 million for the same period last year. This increase is primarily due to an increase in average interest bearing liabilities.

              PROVISION FOR LOAN LOSSES - The provision for loan losses decreased $61,000 to $54,000 for the three months ended September 30, 1999 as compared to $115,000 for the same period last year. The Company had increased the provision for loan losses for the three months ended September 30, 1998 due to the increase in non-performing assets, total loans held in its portfolio and the changing economic conditions experienced to that date.

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

              NON-INTEREST INCOME - Non-interest income decreased $29,000 to $869,000 for the three months ended September 30, 1999 from $898,000 for the same period last year. This decrease is primarily the result of a decrease in loan origination fees and discounts due to a decline in the volume of refinancing activity during the three months ended September 30, 1999 as compared to the same period last year. This decrease was partially offset by increases in the Company's equity in income of Valley Bancorp, Inc. for the three months ended September 30, 1999, and a slight increase in customer service charges in 1999.

              NON-INTEREST EXPENSE - This category increased $.1 million to $1.8 million for the three months ended September 30, 1999 from $1.7 million for the same quarter last year. Salary and employee benefits increased $65,000 to $968,000 for the three months ended September 30, 1999 compared to $903,000 for the same quarter last year. Net occupancy and equipment increased $28,000 to $192,000 for the three months ended September 30, 1999 from $164,000 for the same quarter last year. This increase was primarily due to the continued staffing and furnishings of the branches acquired in the 1998 merger.


4. MATERIAL CHANGES IN RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

       (In thousands)
       (Unaudited)
                                                                           INCOME RECAP
                                                     ---------------------------------------------------------
                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------------------------------
                                                           1999                1998               Change
                                                     -----------------   -----------------   -----------------
       Interest income                                       $12,709             $10,235              $2,474
       Interest expense                                        6,942               5,280               1,662
                                                     -----------------   -----------------   -----------------
        Net interest income                                    5,767               4,955                 812
       Provision for loan losses                                 168                 335                (167)
       Non-interest income                                     2,605               2,272                 333
       Non-interest expense                                    5,209               4,194               1,015
                                                     -----------------   -----------------   -----------------
        Income before income taxes                             2,995               2,698                 297
       Provision for income taxes                              1,154               1,035                 119
                                                     -----------------   -----------------   -----------------
        Net income                                            $1,841              $1,663                $178
                                                     =================   =================   =================

              NET INCOME - Net income increased $.1 million to $1.8 million for the nine months ended September 30, 1999 from $1.7 million for the same period last year.

              NET INTEREST INCOME - United's net interest income increased $.8 million to $5.8 million for the nine months ended September 30, 1999 from $5.0 million for the nine months ended September 30, 1998. United's net interest margin decreased .18% to 3.29% for the nine month period ended September 30, 1999 from 3.47% for the same period last year. Although net interest income increased, higher funding rates at Federal Home Loan Bank and increased competition for lower loan rates resulted in a decrease in net interest margin.

              INTEREST INCOME - Interest income increased $2.5 million to $12.7 million for the nine months ended September 30, 1999 from $10.2 million for the same period last year. The increase was the result of an increase in interest earning assets from the same period in 1998. Interest income on loans receivable increased $2.7 million to $10.1 million for the nine months ended September 30, 1999 from $7.4 million for the same period last year. Interest income on mortgage-backed securities and interest income on all other interest earning investments including investment securities decreased $.2 million to $2.6 million for the nine months ended September 30,1999 from $2.8 million for the same period last year.

              INTEREST EXPENSE - Total interest expense increased approximately $1.7 million to $6.9 million for the nine months ended September 30, 1999 from $5.2 million for the same period last year. The increase was primarily the result of the expense associated with the increased deposit base and increased FHLB borrowings from the same period in 1998. Interest expense on deposits increased $.7 million to $5.1 million for the nine months ended September 30, 1999 from $4.4 million for the same period last year. Interest expense on FHLB advances and securities sold under agreements to repurchase increased $1.0 million to $1.9 million for the nine months ended September 30, 1999 from $.9 million for the same period last year. This increase is primarily due to an increase in average interest bearing liabilities.

              PROVISION FOR LOAN LOSSES - The provision for loan losses decreased $.2 million to $.1 million for the nine months ended September 30, 1999 as compared to $.3 million for the same period last year. The Company had increased the provision for loan losses due to the increase in total loans, including non-performing assets, held in its portfolio in 1998 and the changing economic conditions experienced to that date.

              NON-INTEREST INCOME - Non-interest income increased $.3 million to $2.6 million for the nine months ended September 30, 1999 from $2.3 million for the same period last year. This increase was primarily the result of continued growth in loan origination fees and discounts in the nine months ended September 30, 1999. Another significant factor in this category was the equity of income of Valley Bancorp, Inc. of $86,000 for the nine months ended September 30, 1999.

              NON-INTEREST EXPENSE - This category increased $1.0 million to $5.2 million for the nine months ended September 30, 1999 from $4.2 million for the same quarter last year. Salary and employee benefits increased $.5 million to $2.8 million for the nine months ended September 30, 1999 compared to $2.3 million for the same period last year. Net occupancy and equipment increased $.1 million to $.5 million for the nine months ended September 30, 1999 from $.4 million for the same quarter last year. These increases are the result of continued staffing and furnishing of the branches acquired in the 1998 merger.

              INCOME TAXES - Income tax expense increased $.1 million to $1.1 million for the nine months ended September 30, 1999 from $1.0 million for the same period last year. The increase is due to the $.3 million increase in income before taxes, which is tax affected for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans.

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

              The majority of United's information processing is performed by Banker's Resource Center, of which Heritage Bank is an 11% owner. Banker's Resource Center is regulated by banking regulators, has had various exams by banking regulators, and is currently in the process of conducting Year 2000 certification testing. Banker's Resource Center provides periodic reports to United on the status of its Year 2000 project readiness. During the past two years, and also in conjunction with merging the operations of Heritage Bank and United Bank in May 1998, United has upgraded the majority of its internal computer hardware and software to Year 2000 compliant systems. Additionally, all of United's personal computers are being tested by its computer consulting firm. United had a budget of $105,000 for replacement of teller equipment, its telephone system and other Year 2000 costs. To date, approximately $133,000 has been spent on the Year 2000 project. The United Board of Directors is currently reviewing the Y2K budget for the extra costs. Actual costs are not expected to exceed $150,000.

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

              The replacement, renovation and testing of its critical internal computer hardware and software and embedded technologies have progressed as scheduled as of September 30, 1999, which is expected to allow time for necessary refinements and additional testing before December 31, 1999. In October 1999, Heritage Bank installed a new teller system platform which is widely used by other banks and which has been certified Year 2000 compliant by the vendor, and is currently in the process of testing that system. The United Board of Directors continues to actively monitor the Company's Year 2000 efforts. United has developed a Business Resumption Contingency Plan to mitigate potential delays or other problems, in the event of various problem scenarios and intends to assess such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. Management is currently providing training and conducting rehearsals for the alternative procedures contained in the Business Resumption Contingency Plan.

              In accordance with OTS regulations, United's management has developed a cash and liquidity plan to provide adequate funds for the Banks' Y2K needs. Additional funding sources have been established to meet Y2K cash demands as needed.

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

              INTEREST RATE RISK. United has established a formal IRR policy, and the Banks have an Asset/Liability Management Committee and an Investment Committee, which meet at least quarterly to review and report on management's efforts to minimize IRR. Several asset/liability management strategies have been employed by United to minimize its exposure to IRR. These include selling most newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions, and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

              INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE. Interest rate risk sensitivity of net portfolio value ("NPV") measurement seeks to establish a methodology to measure the potential for the reduction of earnings and stockholders' equity resulting from both lower net interest income ("NII") and lower NPV caused by changes in market interest rates. NPV is the difference between the Bank's depository portfolio value and its loans receivable portfolio value. NPV thus provides a leading indicator of future potential changes in both NII and stockholders' equity. Because of its asset size (less than $500 million), Heritage Bank falls under an OTS exemption that allows utilization of an asset/liability computer simulation program prepared and distributed by the OTS. The OTS Thrift Financial Report includes Schedule CMR that provides detailed information about the balances, interest rates, repricing, and maturity characteristics of the Bank's financial instruments. By utilizing the Bank's Schedule CMR data, the OTS runs computer simulations ("Net Portfolio Value Model") utilizing OTS assumptions. Heritage Bank, per OTS requirements, has established maximum percentage changes for NPV resulting from instantaneous changes in interest rates of 100 to 400 basis points. A maximum change of -15% for an instantaneous 200 basis point change in interest rate has been established. A 200 basis point change is used by the OTS as the current Interest Rate Sensitivity Measure by which thrifts are evaluated. Heritage Bank periodically reviews and makes changes to established limits for NPV changes due to mergers and other market factors.

              The following table demonstrates Heritage Bank's June 30, 1999 NPV and the present value of total assets, NPV ratio and basis point change for three instantaneous increases and the three instantaneous decreases in interest rates:

                Interest Rate Sensitivity of Net Portfolio Value


(Dollars in thousands)
Instantaneous            Net Portfolio Value               NPV as % of PV of Assets
Change in        ------------------------------------------------------------------------
  Rates          $ Amount     $ Change    % Change     Total Assets   NPV Ratio    Change
---------        -------      --------    --------     ------------   ---------    ------

+300   bp         15,363      -7,232       -32 %         225,630        6.81 %    -275 bp
+200   bp         17,885      -4,710       -21 %         229,325        7.80 %    -176 bp
+100   bp         20,334      -2,261       -10 %         232,975        8.73 %     -83 bp
   0   bp         22,595                                 236,470        9.56 %
-100   bp         24,704       2,109        +9 %         239,848       10.30 %     +74 bp
-200   bp         27,194       4,599       +20 %         243,637       11.16 %    +161 bp
-300   bp         30,001       7,406       +33 %         247,784       12.11 %    +255 bp

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

       None

ITEM 3  DEFAULTS ON SENIOR SECURITIES.

       None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

       None

ITEM 5  OTHER INFORMATION.

     On October 5, 1999, the Company purchased 5,000 shares of treasury stock at a price of $19.375 per share.

     Subsequent to September 30, 1999 and through November 5, 1999, the Company has purchased an additional 166,000 shares of Valley Bancorp, Inc. stock. This brings the Company's total cost investment to $4,104,000 and represents a 36.30% ownership percentage.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

A.   The following exhibits are included herein:

Exhibit
Number            Description of Exhibit
-------           -----------------------------------------------------------


27.1              Financial Data Schedule


B.   Reports on Form 8-K

     The Company did not file a current Report on form 8-K in the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                         United Financial Corp.



Date     November 12, 1999               /s/ John M. Morrison
         -----------------               -------------------------------------
                                         John M. Morrison
                                         Chairman
                                         (Duly Authorized Representative)



Date     November 12, 1999               /s/ Kurt R. Weise
         -----------------               -------------------------------------
                                         Kurt R. Weise
                                         President and Chief
                                         Executive Officer
                                         (Duly Authorized Representative)