Form 10-K
period 1999-12-31
UNITED FINANCIAL CORP \MN\
filed 2000-03-30
CIK 1011309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of February 25, 2000, was $17,344,507.

         The number of shares of Registrant's common stock outstanding on February 25, 2000 was 1,652,312. Registrant's common stock is traded on the Nasdaq National Market, symbol UBMT.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 23, 2000 are incorporated by reference into Part III of this Form 10-K.

                             UNITED FINANCIAL CORP.
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS............................................................ 1

ITEM 2.  PROPERTIES..........................................................14

ITEM 3.  LEGAL PROCEEDINGS...................................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................15

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................................15

ITEM 6.  SELECTED FINANCIAL DATA.............................................17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........33

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................35

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................35

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................35

ITEM 11. EXECUTIVE COMPENSATION..............................................35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT......................................................35

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................35

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.........................................................36

                                     PART I

ITEM 1.  BUSINESS

GENERAL. United Financial Corp. ("United") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 other Montana communities. In 1999, substantially all of United's banking business was conducted through its wholly-owned subsidiaries Heritage Bank F.S.B. ("Heritage Bank") and Heritage State Bank ("State Bank"), a banking subsidiary formed in 1998, collectively referred to herein as the "Banks". United had assets of approximately $270 million, deposits of approximately $180 million and stockholders' equity of approximately $29 million at December 31, 1999. United is the result of the merger on February 3, 1998 (the "Heritage Merger") of two Montana-based savings and loan holding companies of relatively comparable size:
United Financial Corp. (as it existed prior to the merger, "Old United") and Heritage Bancorporation ("Heritage"). Heritage Bank is the result of the subsequent merger in May 1998 of the savings bank subsidiaries of these two holding companies: United Savings Bank, F.A., the savings bank subsidiary of Old United ("United Bank"), and Heritage Bank, the savings bank subsidiary of Heritage.

         Heritage Bank is a federally chartered stock savings bank with full service banking offices in Chester, Glendive, Great Falls, Havre and Shelby, Montana, and loan production offices in Bozeman, Hamilton, Kalispell, Libby, Missoula, and Polson, Montana. As of December 31, 1999, full service banking offices are under construction in Missoula and Bozeman, which will replace the loan production offices in those cities. State Bank is a state chartered bank with full service banking operations in Fort Benton and Geraldine, Montana. The Banks are engaged in the community banking business of attracting deposits from the general public through their offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in their market areas in Montana. A majority of United's banking business is conducted in the Great Falls area. The Banks also invest in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

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

         United's principal offices are located at 120 First Avenue North, Great Falls, Montana, and its telephone number is (406) 727-6106. Heritage Bank has a wholly owned subsidiary, Community Service Corporation ("CSC"), which owned and managed real estate held for investment during 1999, but which is inactive at December 31, 1999. Heritage Bank holds an 11% ownership interest in Bankers' Resource Center, a computer data center. United, Heritage Bank, State Bank and CSC are collectively referred to herein as "United."

         VALLEY BANCORP, INC. During 1999, United increased its ownership in Valley Bancorp Inc. ("Valley") to 39.93% of Valley's outstanding shares at December 31, 1999. On January 10, 2000, United increased its ownership to 50.6% and combined with additional shares acquired thereafter United currently owns 54.03% of the outstanding shares of Valley as of March 8, 2000. Valley is a bank holding company located in Phoenix, Arizona and is the parent company of Valley Bank of Arizona, a state chartered commercial bank. Valley had assets of approximately $59.5 million, deposits of approximately $50.1 million and stockholders' equity of approximately $7.4 million at December 31, 1999. The aggregate purchase price of the shares of Valley purchased to date is $6.1 million, including $1.7 million for shares acquired in 1999. As a result of acquiring over 50% of the outstanding shares of Valley, United will consolidate Valley with its financial statements effective January 1, 2000. See Part IV,
Item 20 - "Notes to Consolidated Financial Statements - Acquisition". In December 1998, United purchased shares from various shareholders, including 150,000 shares from the Chairman of United. United owned approximately 25% of Valley at December 31, 1998.

         STATE BANK. As a result of the formation of State Bank in August 1998, United, which was formerly regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, became a bank holding company subject to supervision by the Federal Reserve Board. Heritage Bank, as a federally chartered savings bank, remains subject to supervision by the OTS as its principal regulator and both Heritage Bank and State Bank, as financial institutions with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), remain subject to regulation by the FDIC.

         HERITAGE MERGER. The new management of United changed Old United's business strategy in 1998 and is engaging in a growth-oriented expansion strategy by pursuing internal and external growth opportunities, when available. United has expanded the customer base of Heritage Bank and State Bank by emphasizing commercial, agricultural and consumer loans as well as the mortgage business previously emphasized by United Bank. Management continues to pursue external growth through opening new branches, possible acquisitions of other financial institutions, and expansion of the geographic area currently served.

         United's business strategy may subject United to a greater degree of risk than that of Old United. Historically, Old United had concentrated on residential lending, as home loans were believed to present the least amount of risk. Commercial real estate loans, commercial loans and consumer loans, which constituted a larger portion of Heritage's portfolio and lending activities, had been made by Old United only on a limited basis. Risks associated with United's business strategy include increased risk of losses on loans, provisions for loan losses which exceed historical levels, difficulties in integrating or managing new branches or acquired institutions, and problems relating to the management of growth. There can be no assurance that United will be successful in instituting this new business strategy or in managing growth.

LENDING ACTIVITIES

         GENERAL. Lending activities are United's primary source of both interest income and fee income. United's interest income from loans receivable was approximately $13.8 million, $10.5 million and $4.5 million, or approximately 80%, 74% and 78% of total interest income, for the years ended December 31, 1999, 1998 and 1997, respectively. To date, United's principal lending activity has been the origination of real estate loans, including conventional residential real estate loans (loans which are neither insured nor partially guaranteed by government agencies) and residential real estate loans insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"), agricultural loans and commercial loans. In 1999, United used increased Federal Home Loan Bank ("FHLB") borrowings and repurchase agreements, as well as cash equivalents and deposits, to expand its loan portfolio. Accordingly, its interest income from loans receivable, as well as the percentage of total income from loans receivable, increased in 1999.

         In general, prior to the Heritage Merger, the lending operations of Heritage more closely paralleled the lending activities of a commercial bank than a savings bank. As a result of the Heritage Merger, United now uses the lending policies, guidelines and procedures of Heritage and, accordingly, is placing more emphasis on commercial and consumer lending and effective use of its capital.

         The following table sets forth the composition of United's loans receivable at December 31, 1999 and 1998 and at December 31, 1997 (on a pro forma combined basis):


(Dollars in thousands)                                                                     Pro Forma Combined
                                            December 31,             December 31,              December 31,
                                       ------------------------ ------------------------ ------------------------
                                                1999                     1998                     1997
                                       ------------------------ ------------------------ ------------------------
                                         Amount      Percent      Amount      Percent      Amount      Percent
                                       ------------ ----------- ------------ ----------- ------------ -----------
 Loans secured by real estate:
   1 - 4 residential                      $ 34,097        18.1%     $27,109        18.7%     $43,156        45.4%
   5 or more residential                     5,237         2.8        6,601         4.6        6,705         7.1
   Construction                             10,564         5.6        9,224         6.4        5,476         5.8
   Agricultural                             16,210         8.6       10,275         7.1        2,980         3.1
   Commercial                               30,594        16.3       27,449        18.9       11,437        12.0
                                       ------------ ----------- ------------ ----------- ------------ -----------
 Total loans secured by real
    estate                                  96,702        51.4       80,658        55.7       69,754        73.4
   Commercial non-real
    estate                                  60,060        32.0       37,564        25.9       13,435        14.2
   Municipal                                 1,428          .8        1,477         1.0          795          .8
   Agricultural non-real
    estate                                   9,805         5.2        8,191         5.7        2,968         3.1
   Loans secured by deposits                   957          .5          752          .5          616          .7
   Consumer loans - real
    estate secured                           7,702         4.1        9,066         6.3        2,327         2.5
   Other consumer                           11,276         6.0        7,160         4.9        5,075         5.3
                                       ------------ ----------- ------------ ----------- ------------ -----------
 Total loans receivable                    187,930       100.0%     144,868       100.0%      94,970       100.0%
                                                    ===========              ===========              ===========
  Less:
   Unearned discount and
    deferred loan
    origination fees                           (4)                       24                       33
   Allowance for loan losses                 1,586                    1,485                    1,146
                                       ------------             ------------             ------------
 Net loans receivable                     $186,348                 $143,359                  $93,791
                                       ============             ============             ============


         RESIDENTIAL (NON-CONSTRUCTION) REAL ESTATE LENDING. Residential mortgage lending constitutes a significant portion of United's lending activities. United's residential loan originations are conducted by residential loan production officers in its seven banking offices and its six loan production offices in Montana. Virtually all of United's residential loan production is secured by properties located in Montana.

         Under United's residential lending policies, most loans originated conform to Government National Mortgage Association/Federal National Mortgage Association ("GNMA/FNMA") secondary mortgage market standards and are secured by residential property with a value of not more than 80% (or 95% if private mortgage insurance is obtained) of the principal amount of the loan. In accordance with federal guidelines, an appraisal by an independent licensed or certified appraiser is required for all residential loans in excess of $250,000. United generally also obtains appraisals or valuations on most residential loans under $250,000. The terms of United's conventional real estate loans provide that the loan can be prepaid without penalty and typically include a due-on-sale clause that provides for acceleration of indebtedness upon the sale or other disposition of secured property. Evidence of fire, casualty and hazard insurance with a mortgagee clause in favor of United is required prior to settlement of residential and commercial real estate loans. Title insurance is generally required on properties securing such loans.

         Most of United's residential loans are originated through personal contacts of loan officers, including contacts with local realtors, and through referrals from deposit customers. Although the majority of United's loans are fixed rate loan products, United offers both fixed and adjustable rate residential loans. United offers a variety of adjustable-rate mortgage loans ("ARMs"), the interest rates on which vary with the movement of the index upon which the interest rates are based. If the interest rates change, loan payments, balances or terms may be adjusted. United's primary indexes are the 1, 3, 5 and 10-year constant maturity Treasury indexes. Most of the ARMs currently originated by United have loan terms of 10 to 30 years with rate adjustments generally every 1, 3, 5 or 10 years during the term of the loan. Generally, interest rate adjustments on United's ARMs are limited to changes of 2.5% - 3.25% per year and 6% - 10% for the life of the loan.

         The majority of United's total production of long-term (15 to 30-year maturity) fixed rate residential loans is originated according to pre-arranged underwriting standards that result in immediate sale to the secondary market, primarily to mortgage bankers and pension funds. While origination and sale of these loans produces fee income, the loans are carried at their outstanding principal balance, which is the contracted purchase price, and therefore no gain or loss is realized at sale. United sold long-term fixed-rate mortgage loans to the secondary market in aggregate amounts of $119.1 million in 1999. United also sells long-term fixed-rate loans that are refinances of existing portfolio loans or permanent financing of completed construction loans to the secondary market or State of Montana housing agencies. These loans are carried at their outstanding principal balance, which was the contracted purchase price, and therefore no gain or loss was realized at sale. During 1999, United sold portfolio loans in aggregate amounts of $11.3 million. United retains a limited number of adjustable rate mortgages and fixed rate mortgage loans up to 15-year maturities for its own portfolio.

         REAL ESTATE CONSTRUCTION LOANS. In addition to permanent real estate mortgage loans, United also provides interim financing for the construction of single-family and multi-unit dwellings, commercial real estate and improvements of real estate. Construction loans are generally made for periods of approximately six months, with interest paid at periodic intervals. Such loans may be extended for several months due to adverse weather conditions or other justifiable delays in construction. United provides financing primarily for a limited number of contractors who have demonstrated an ability to complete projects and financial responsibility in residential development and construction and have operated in United's lending area for a number of years.

         COMMERCIAL AND AGRICULTURAL REAL ESTATE LOANS. United engages in commercial real estate lending secured by both commercial and agricultural properties. Occasionally when making such loans, United participates in the U.S. Small Business Administration's program for guaranteed commercial real estate loans. United's loans on commercial and agricultural real estate are primarily first lien loans with 10 to 15-year maturities and adjustable interest rates based on U.S. Treasury indexes for 1, 3 and 5 years. While OTS regulations limit the level of commercial real estate lending by a federally charted thrift institution to 400% of its capital, this limitation has not had a material impact on the lending activities of Heritage Bank to date.

         NON-MORTGAGE COMMERCIAL AND AGRICULTURAL LENDING. In addition to real estate lending, United offers commercial and agricultural non-mortgage loans. OTS regulations limit the level of commercial non-mortgage lending by a federally chartered thrift institution to 20% of total assets. In 1999, increased commercial demand has caused Heritage Bank to exceed the 20% limit. United is currently working with the OTS to rectify this matter. United is concerned that offering only traditional thrift products is not sufficient in it's highly competitive financial marketplace, especially in areas such as Glendive, Havre, Shelby and Chester, Montana. Based on discussions with the Federal Reserve Bank, OTS, and it's external advisors, United is considering several alternatives to alleviate the 20% limitation for Heritage Bank.

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

         Historically, interest income from investment securities and mortgage-backed securities was a major source of Old United's income. Interest income from these two sources as a percentage of Old United's total interest income for the year ended December 31, 1997 was approximately 52.1%. In contrast, interest income from mortgage-backed and investment securities constituted only 18.0% of the total interest income of Heritage during the year ended December 31, 1997. Interest income from investment activities was $3.2 million and $3.1 million, or 18.3% and 21.8%, of United's total interest income during 1999 and 1998, respectively, and $4.7 million, or 36.6%, of United's total interest income during the year ended December 31, 1997, (on a pro forma combined basis).

         United's portfolio consists primarily of obligations of the U.S. government and its agencies and mortgage-backed securities, state and local governments, and agency collateralized obligation securities. United's investment portfolio does not contain a concentration of investments in any one issuer in excess of 10% of United's total investment portfolio, except for securities of the U.S. government and U.S. government agencies. All of the United's investments are classified as available-for-sale.

(Dollars in thousands)
                                                                                                    Pro Forma
                                                                                                    Combined
                                                            ---------------    ---------------    --------------
                                                             December 31,       December 31,      December 31,
                                                                 1999               1998              1997
                                                            ---------------    ---------------    --------------
    U.S. government and agencies                                    $9,794           $ 13,637          $ 22,993
    Mortgage-backed securities                                      39,455             36,353            32,222
    Municipal bonds                                                  1,935                885             1,239
    Kemper U.S. government bond mutual fund                              -                  -             5,260
    Other investments                                                1,860              1,025               407
                                                            ---------------    ---------------    --------------
                                                                  $ 53,044           $ 51,900          $ 62,121
                                                            ===============    ===============    ==============

         During 1999, United held it's investment portfolio relatively constant. United sold $10.1 million of U.S. Treasury notes and mortgage-backed securities, received $14.7 million in mortgage-backed security principal payments and had $6.1 million of calls and maturities of investment securities, while purchasing $33.9 million in investment securities and mortgage-backed securities. United also recorded an unrealized loss in market values of it's investment portfolio of $1.6 million.

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

         The following table sets forth the composition of United's deposits at December 31, 1999 and 1998, and at December 31, 1997 (on a pro forma combined basis):

                                                                                           Pro Forma Combined
(Dollars in thousands)                  December 31,              December 31,                December 31,
                                  -------------------------- ------------------------- --------------------------
                                            1999                       1998                      1997
                                  -------------------------- ------------------------- --------------------------
Type:                                Amount       Percent      Amount       Percent       Amount      Percent
                                  ------------- ------------ ------------ ------------ --------------------------
Non-interest bearing                  $ 18,751         10.4%    $ 18,895         11.3%     $ 15,560         11.0%
Interest bearing:
  NOW & money market
   demand accounts                      23,333         13.0       22,907         13.7        17,025         12.1
  Savings accounts                      48,295         26.8       46,811         27.9        33,479         23.7
  Time deposits                         89,503         49.8       79,007         47.1        75,199         53.2
                                  ------------- ------------ ------------ ------------ ------------- ------------
Total                                 $179,882        100.0%    $167,620        100.0%     $141,263        100.0%
                                  ============= ============ ============ ============ ============= ============

         Scheduled maturities of certificates of deposit at December 31, 1999 are as follows:

         Due within one year                       $65,289
         Due within two to three years              21,803
         Due within four to five years               2,303
         Due after five years                          108
                                               ------------
         Totals                                    $89,503
                                               ============

         Time deposits of $100,000 or more were approximately $15.9 million and $13.0 million at December 31, 1999 and 1998, respectively, and $9.1 million at December 31, 1997 (on a proforma combined basis). Amounts in excess of $100,000 are not insured by a federal agency.

         Early withdrawal from time deposits subjects the depositor to an early withdrawal penalty which is currently equal to six months of simple, nominal interest when the original maturity is longer than one year, three months of simple, nominal interest when original maturity is 92 days to one year, and all interest earned when original maturity is 91 days or less.

         As a matter of policy, United does not accept, place or solicit brokered deposits. Although deposits are not solicited outside of Montana, historically, a small number of United's depositors have resided outside Montana. As market demand generally dictates deposit maturities and rates, United intends to continue to offer those types of accounts that it believes have broad market appeal.

         BORROWINGS. United relies to a significant extent on borrowings from the FHLB of Seattle to finance its short-term, and increasingly its longer term, financing needs. The FHLB of Seattle functions as the central reserve bank providing credit for savings institutions and certain other member financial institutions. In recent periods, borrowings from the FHLB of Seattle have been available at rates that are as favorable, or more favorable, than the rates that United would be required to pay on deposits. Further, borrowings from the FHLB are available at various maturities, facilitating the accurate matching of asset and liability maturity dates. United has used these available borrowings during the past year in part to fund expansion of its lending activities.

         As a member of the FHLB of Seattle, Heritage Bank and State Bank are required to own capital stock in the FHLB of Seattle and are authorized to apply for advances on the security of specified collateral. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Heritage Bank's currently established available FHLB advance credit line is 30% of assets. State Bank's currently established FHLB advance credit line is 10% of assets. The FHLB of Seattle is required to review its credit limitations and standards at least annually. At December 31, 1999, 1998 and 1997, $46.4 million, $22.2 million and $6.4 million, respectively, of FHLB advances were outstanding. Old United had no FHLB advances at December 31, 1997.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. United also generates funds through the sale of investment securities under agreements requiring their repurchase at a premium that represents interest. The securities underlying agreements to repurchase are for the same securities originally sold and are held in a custody account by a third party. For the year ended December 31, 1999, securities sold under agreements to repurchase averaged approximately $10.3 million and the maximum outstanding at any month end during the year was approximately $11.5 million. United had $11.5 million, $9.4 million and $3.2 million of securities sold under repurchase agreements at December 31, 1999, 1998 and 1997, respectively. Old United had no securities sold under repurchase agreements at December 31, 1997.

OTHER ACTIVITIES

         United has no direct subsidiaries other than Heritage Bank and State Bank. Heritage Bank has a wholly owned service corporation, CSC, which owned and managed a limited amount of real estate held for investment. Heritage Bank also holds an 11% ownership interest in Bankers' Resource Center, a computer data center, which provides certain data processing services to Heritage Bank.

MARKET AREA

         Prior to the Heritage Merger, United's primary market area had been the Great Falls, Montana metropolitan area and the areas surrounding its offices in Glendive, Havre and Shelby, Montana. With the Heritage Merger, Chester, Montana was added as a market area as well as market areas served by a loan production office ("LPO") in Bozeman. Since the Heritage Merger, United has also added LPOs in Hamilton, Kalispell, Libby, Missoula and Polson, Montana. The Polson office was closed effective January 31, 2000.

         Great Falls, the county seat of Cascade County and a regional trade center, is one of the largest cities in Montana. The estimated 1999 Great Falls and Cascade County populations were approximately 58,000 and 78,000, respectively. The economy of Great Falls, is largely based on agriculture, health care and Department of Defense activities. Malmstrom Air Force Base ("MAFB"), which employs approximately 4,800 people, is the largest employer in Great Falls and Cascade County. Reduction in size or closure of MAFB could adversely affect United.

         The economies of Chester, Fort Benton, Glendive, Havre and Shelby, Montana are dependent to a large extent on agricultural, livestock and railroad activities. Areas served by United's LPOs are less dependent upon agriculture. Areas such as Bozeman, Hamilton, Kalispell and Missoula are also supported in part by tourism and higher education. Nevertheless, agriculture is the predominant activity in the State of Montana and any adverse trends in agriculture could adversely affect United.

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

EMPLOYEES

         At March 15, 2000, Heritage Bank employed 83 full-time employees and 23 part-time employees, and State Bank employed 6 full-time employees and 1 part-time employee. Management considers its relations with its employees to be very good. United maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, paid sick leave, disability, life insurance and 401K retirement plans. United's employees are not represented by any collective bargaining group. See Part IV, Item 14. - "Notes to Consolidated Financial Statements - Employee Benefit Plan."

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

Name                      Age              Position Held
----                      ---              -------------

John M. Morrison           63         Chairman of United

Kurt R. Weise              43         Director, President and Chief Executive
                                      Officer of United; Vice President of
                                      Heritage Bank and State Bank

Kevin P. Clark             44         Director, Secretary and Senior Vice
                                      President of United; President and Chief
                                      Executive Officer of Heritage Bank and
                                      State Bank

Steve L. Feurt             44         Director, Chief Credit Officer of United
                                      and Senior Vice President and Chief Credit
                                      Officer of Heritage Bank and State Bank


         MR. MORRISON has served as Chairman of United since the Heritage Merger. Mr. Morrison's term of office as a director of United expires at United's annual shareholder meeting in 2000. Before the Heritage Merger, he served as Chairman of Heritage since 1994. Mr. Morrison is the Chief Executive Officer and sole shareholder of Central Bancshares, the parent company of Central Bank, located in Stillwater, Minnesota, which was founded by Mr. Morrison in 1988. He is also the sole shareholder and Chairman of the Board of Directors of Central Financial Services ("CFS"), a bank consulting firm. Mr. Morrison was the Chairman and majority shareholder of Bank of Montana System, a bank holding company with approximately $800 million in assets ("BMS"), prior to its sale to Norwest Corporation in 1994. He is involved in various other businesses, and sits on a number of boards including University of St. Thomas, Fairview Corporation, Fairview-University Medical Center and Fairview-University of Minnesota.

         MR. WEISE has served as President, Chief Executive Officer and a director of United since the annual shareholder meeting in 1999. Mr. Weise had served as President, Chief Operating Officer and a director of United and Vice President of Heritage Bank since the Heritage Merger. Mr. Weise's term of office as a director of United expires at United's annual shareholder meeting in 2000. Before the Heritage Merger, he served as Vice President, Treasurer and a director of Heritage. Mr. Weise also serves as President of CFS and President of Central Bancshares. He has been involved with the Central Bank group of companies since they were founded in 1988. He was the Chief Financial Officer of BMS until its sale to Norwest Corporation.

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

         MR. FEURT has served as Chief Credit Officer of United and Senior Vice President and Chief Credit Officer of Heritage Bank since the Heritage Merger. Mr. Feurt was elected as a director of United in May 1998, and his term of office as a director of United expires at United's annual shareholder meeting in 2002. Before the Heritage Merger, he served as Senior Vice President, Senior Credit Officer and a director of Heritage Bank since 1994. Mr. Feurt served as Senior Vice President, Senior Credit Officer and a director of BMS and Bank of Montana from 1984 until the sale of BMS to Norwest Corporation.

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

         Bank holding companies are subject to certain limitations on redemption of common stock or other equity securities. In addition, the FRB has issued regulations setting minimum capital standards for bank holding companies. Depending on the capital classification of a bank holding company, it may be restricted from engaging in certain non-bank activities or from acquiring interests in additional banks or other depository institutions. As of December 31, 1999, United met all minimum capital requirements issued by the FRB.

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

         Under the Financial Services Modernization Act, bank holding companies are authorized to affiliate with any financial company (for example, insurance or securities companies) and to cross-sell an affiliates products. This permits bank holding companies to expand their product mix to adapt to changing market conditions.

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

         DEPOSITORY INSTITUTION SUBSIDIARIES--HERITAGE BANK AND STATE BANK. Heritage Bank is a federally chartered stock savings bank regulated by the OTS. State Bank is a Montana-chartered commercial bank. As such, State Bank is subject to regulation and supervision by the Montana Department of Commerce, Division of Banking and Financial Institutions (the "Montana Division") and the FDIC. The deposits of each of these banks are insured by the FDIC.

         In addition to the federal banking agency statutes and regulation, State Bank is subject to Montana statutes governing its respective activities and regulations issued by the Montana Division. The Montana statutes and regulations place limitations on the business and other activities of State Bank which may be more restrictive than limitations applicable to depository institutions that are not Montana-chartered commercial banks. In particular, and among other limitations, the establishment and operation of new branch offices, are limited by, and subject to approval by, the Montana Division. In addition, Montana-chartered commercial banks are generally not authorized to make investments in subsidiary companies or to make other investments in equity securities or to engage in securities or insurance activities. Some federally chartered depository institutions located in Montana may engage in such activities without regard to Montana law.

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

         Both Banks are subject to certain federal consumer laws, including the Community Reinvestment Act of 1977, as amended ("CRA"), and other fair lending laws and regulations which impose nondiscriminatory lending requirements on insured depository institutions. In recent periods, federal regulatory agencies have sought a more rigorous enforcement of the CRA and other fair lending laws and regulations. A successful challenge to a depository institution's performance under the CRA and related fair lending laws and regulations could result in a variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief and the imposition of restrictions on mergers and acquisitions or other activities of the depository institution or the holding companies controlling such depository institutions. Private parties may also have the ability to challenge an institution's performance under the fair lending laws in private class action litigation.

         During the most recent OTS compliance examinations of Heritage Bank (completed in July 1999), the OTS conducted a CRA performance evaluation and Heritage Bank was rated as having had "an outstanding record of meeting community credit needs". Being newly formed, FDIC has not yet conducted a CRA performance evaluation for State Bank.

         Federal regulatory banking agencies have also established uniform capital requirements for all insured depository institutions. An insured depository institution that does not achieve and maintain required capital levels may be subject to supervisory action through the issuance of capital directives, cease and desist orders or other written orders or agreements with the appropriate federal banking agency. Failure of an insured depository institution to meet the required capital levels may also prohibit or limit the ability of a bank holding company controlling such institution to engage in merger and acquisition activities or other expansion activities. As of December 31, 1999, Heritage Bank and State Bank met the "well capitalized" requirements issued by the applicable federal banking agency.

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

         The OTS has amended the LTOB limitation to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under certain circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 1999, Heritage Bank's LTOB limit was approximately $3,022,600. The aggregate amount of loans outstanding to a single borrower at December 31, 1999 was approximately $1,644,030. At December 31, 1999, Heritage Bank was in compliance with the LTOB limitations.

         DEPOSIT INSURANCE AND FDIC REGULATION. Heritage Bank is a member of the Savings Association Insurance Fund ("SAIF"), and State Bank is a member of Bank Insurance Fund ("BIF"), both administered by the FDIC. Savings deposits are insured up to the applicable limits (generally $100,000 per insured depositor) by the FDIC. The FDIC is empowered to impose deposit insurance premiums, conduct examinations and require reporting by Heritage Bank. The FDIC may also prohibit Heritage Bank from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC can also initiate enforcement actions against Heritage Bank, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance of Heritage Bank if it determines that Heritage Bank has engaged or is engaging in any unsafe or unsound practice, or is in an unsafe or unsound condition.

         For 1999, Heritage Bank's SAIF assessment rate was 5.96 basis points per $100 of insured deposits, compared to 1.19 basis points for State Bank. As a result, Heritage Bank's and State Bank's 1999 FDIC deposit insurance premium was $93,728. FDIC assessment rates for 2000 will be the same for Heritage Bank and State Bank at 2.10 basis points per $100 of insured deposits.

         REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require federal savings institutions such as Heritage Bank to satisfy three capital requirements: (i) tangible capital must not be less than 1.5% of adjusted total assets, (ii) core capital must not be less than 3% of adjusted total assets and
(iii) risk-based capital
must not be less than 8.0% of "risk-adjusted" assets. Heritage Bank exceeded these minimum standards at December 31, 1999.

         Heritage Bank's tangible and core capital includes stockholders' equity, less intangible assets and certain investments in subsidiaries that conduct activities not permissible for a national bank. Purchased mortgage servicing rights may be included in tangible capital at the lower of 90% of fair market value, 90% of original cost, or 100% of current amortized book value.

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

         QUALIFIED THRIFT LENDER TEST. Unless a savings institution meets the Qualified Thrift Lender ("QTL") test, it is classified and subject to regulation as a national bank or becomes subject to a number of limitations on investment, branching, advances, dividends and other activities. The QTL test generally requires that an insured institution's Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities and loans for education purposes, loans to small businesses and loans made through credit cards or credit card accounts) equal or exceed 65% of the institution's portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and qualifying liquid assets up to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. Savings associations may include shares of stock of the FHLBs, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation as QTIs. As of December 31, 1999, Heritage Bank met the test. Future QTL tests could be affected by commercial non-mortgage lending activity which is discussed in Item 1-Lending Activities.

         LIQUIDITY. All savings associations are required to maintain qualifying liquid assets equal to a percentage designated by the Director of the OTS (currently 4%) of the balance of its withdrawable deposit accounts and borrowings payable in one year or less. Liquid assets for purposes of this ratio include specified short-term assets (E.G., cash, certain time deposits, certain banker's acceptances and short-term United States Government obligations), and long-term assets (E.G., United States Government obligations and certain state agency obligations). Monetary penalties will be imposed, unless waived, for failure to meet liquidity requirements. Heritage Bank has exceeded liquidity requirements for 1999. Being a state-chartered bank, State Bank is not subject to the same liquidity requirements as Heritage Bank. However, a recent FDIC exam found State Bank's liquidity to be satisfactory.

         FEDERAL HOME LOAN BANK SYSTEM. Heritage Bank and State Bank are members of the FHLB of Seattle, Washington, one of several regional banks that administer the home financing credit function for savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region, is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans (advances) to its members in accordance with the policies and the procedures established by the FHLB board of directors. All advances from the FHLB are required to be fully secured by sufficient collateral as is determined by the FHLB. Heritage Bank and State Bank are required to purchase and maintain FHLB stock in an amount equal to the greater of 1% of the unpaid principal of residential mortgage loans, .3% of total assets or 5% of FHLB advances outstanding.

TAXATION

         GENERAL. United and its subsidiaries report their income on a calendar year basis. The State of Montana allowed the filing of a combined Montana income tax return for the first time in 1997. United, Heritage Bank and State Bank are filing combined state income tax returns pursuant to a tax sharing agreement. Generally, with some exceptions, including Heritage Bank's reserve for bad debts discussed below, United is subject to federal income taxes in the same manner as other corporations.

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

         Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations could no longer calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations were required to compute their deduction based on actual charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also required savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional current tax liability. At December 31, 1999, Heritage Bank's bad debt reserve for tax purposes was approximately $3,477,000. At December 31, 1999, there was $43,000 remaining of post-1987 reserves which are being recaptured into taxable income over a period of two years. For additional information regarding federal and state income taxes, see
Part IV, Item 12 - "Notes to Consolidated Financial statements - Income Taxes."

ITEM 2.  PROPERTIES

         The physical assets of United as of December 31, 1999 consist of a modern banking facility located at 120 First Avenue North, Great Falls, Montana, which is the location of the corporate offices as well as the main branch location for Heritage Bank. This facility, which is owned by Heritage Bank, includes a full service bank with 4 drive-up lanes, a real estate department, accounting and loan servicing departments, and support staff for United's employees. Heritage Bank also leases a drive-up detached facility located at 10th Avenue South, Great Falls, Montana, and owns a facility located at 601 First Avenue North, Great Falls, Montana. Heritage Bank has four full-service branches located in Chester, Glendive, Havre, and Shelby, Montana. These four facilities are owned by Heritage Bank and have drive-up services. A full service branch located in Missoula, Montana was opened in February 2000 and replaced the loan production office in Missoula, which was previously leased. A full service branch located in Bozeman, Montana is currently under construction and is estimated to open in June 2000. This location will replace the previously leased loan production office in Bozeman. Heritage Bank also leases three loan production offices in Hamilton, Kalispell, and Libby, Montana. State Bank facilities include two full service locations, owned by State Bank, located in Fort Benton and Geraldine, Montana. There is no debt on any of the owned facilities.

ITEM 3.  LEGAL PROCEEDINGS

         Although not involved in any material pending litigation as of February 29, 2000, United is engaged in litigation normal for its type of business from time to time.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders though the solicitation of proxies or otherwise during the quarter ended December 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR UNITED COMMON EQUITY AND RELATED STOCKHOLER MATTERS

MARKET INFORMATION

         United common stock is quoted on the Nasdaq National Market under the symbol "UBMT." The closing sale price per share of United common stock on February 25, 2000 was $17.375.

SHAREHOLDER DATA

         As of February 7, 2000, there were approximately 213 owners of record of United common stock and an estimated 934 additional beneficial holders whose shares of United common stock were held in street name by brokerage houses.

COMMON STOCK MARKET PRICES

         The Company's quarterly (high and low) stock prices for the past two years are as follows:

                                                        UBMT Stock Price
                                                     ------------------------
                                                       High           Low
                                                     ----------    ----------

         1998     First Quarter                     $28.50        $25.13
                  Second Quarter                     31.50         27.00
                  Third Quarter                      29.00         23.50
                  Fourth Quarter                     24.86         19.00

         1999     First Quarter                     $24.125       $22.00
                  Second Quarter                     23.00         21.00
                  Third Quarter                      21.25         17.50
                  Fourth quarter                     20.875        16.75


DIVIDEND PAYMENT HISTORY ON UNITED COMMON STOCK

         The Board of Directors of Old United declared per share dividends of $.235, $.24, $.245 and $.25 for the four quarters of 1997, for a total of $.97 per share. An additional $.25 per share dividend was declared by Old United in January 1998 prior to the Heritage Merger. Heritage had not declared any dividends prior to the Heritage Merger. The United Board declared dividends of $.25 for each of the second, third and fourth quarters of 1998, for a total of $.75 per share, and $.26 for each of the four quarters of 1999, for a total of $1.04 per share.

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

ITEM 6.  SELECTED  FINANCIAL DATA

           FIVE YEAR SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

         The following table includes 1999 and 1998 historical audited balances for United and the comparative balances for 1997, 1996, and 1995 are historical audited balances for Heritage.

(Dollars in thousands, except per
  share data)                                                      Year ended December 31,
                                               -----------------------------------------------------------------
                                                  1999          1998         1997         1996         1995
                                               ------------ ------------- ------------- ------------ -----------
OPERATING DATA:
  Interest income                                  $17,340       $14,249       $5,773       $4,520       $3,469
  Interest expense                                   9,556         7,393        3,157        2,419        1,941
                                               ------------ ------------- ------------ ------------ ------------
  Net interest income                                7,784         6,856        2,616        2,101        1,528
  Provision for loan losses                            204           335          492          160           46
                                               ------------ ------------- ------------ ------------ ------------
  Net interest income after provision
   for loan losses                                   7,580         6,521        2,124        1,941        1,482
  Non-interest income                                3,530         3,292        1,103        1,059          631
  Non-interest expense                               7,102         6,147        2,361        2,251        1,505
                                               ------------ ------------- ------------ ------------ ------------
  Income before income taxes                         4,008         3,666          866          749          608
  Provision for income taxes                         1,539         1,399          324          263          214
                                               ------------ ------------- ------------ ------------ ------------
  Net income                                       $ 2,469       $ 2,267         $542        $ 486        $ 394
                                               ============ ============== =========== ============ ============
RESTATED PER SHARE DATA(1):
  Income per share                                   $1.47         $1.43        $1.14        $1.02        $ .83
  Dividends per share                                 1.04           .75           --           --           --
  Book value per share                               17.77         17.98         5.78         4.59         3.57
  Shares used to calculate per share
   data (Book Value)                                 1,652         1,698          475          475          475
  Shares used to calculate per share
   data (Earnings)                                   1,684         1,588          475          475          475
FINANCIAL CONDITION DATA(2):
  Assets                                          $270,226      $232,561     $ 86,269     $ 71,280     $ 55,210
  Net loans and loans held for sale                187,539       149,076       58,263       43,853       29,169
  Investment securities                             53,044        51,900       14,219       14,172       16,090
  Deposits                                         179,882       167,620       70,386       57,641       42,742
  FHLB advances                                     46,425        22,175        6,425        1,425            -
  Long-term debt                                         -             -        2,350        2,550        2,650
  Stockholders' equity                              29,359        30,528        2,748        2,178        1,694
SELECTED FINANCIAL RATIOS AND OTHER
 DATA:
  Return on average assets                             .98%         1.06%         .73%         .81%         .83%
  Return on average stockholders'
   equity                                             8.52%         7.47%       21.45%       25.78%       27.81%
  Net interest margin                                 3.32%         3.34%        3.83%        3.74%        3.45%
  Efficiency ratio (3)                               62.77%        60.58%       63.46%       63.67%       69.71%
  Net charge-offs to average loans                     .06%          .03%         .06%         .27%         .18%
  Nonperforming loans to total loans                   .18%          .68%         .47%         .06%         .02%
  Allowance for loan losses to total
   loans                                               .84%         1.02%        1.43%         .88%        1.10%
  Nonperforming loans to allowance for
   loan losses                                       21.88%        66.07%       31.56%        6.96%        1.84%
  Average equity to average assets                   11.51%        14.17%        3.19%        3.05%        3.07%
  Dividend payout ratio                              70.94%        56.18%           -            -            -


(1) Share and per share amounts for Heritage have been restated to retroactively reflect the issuance of 475,000 shares of United common stock in exchange for all outstanding shares of common stock of Heritage.

(2)      At period end.

(3)      Excludes September 1996 pretax charge for SAIF assessment of $239,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED UNITED AND PRO FORMA COMBINED FINANCIAL DATA OF HERITAGE AND OLD UNITED

         GENERAL. Certain statements in this Report, including the following section, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. United's actual results may differ significantly from the results discussed in such forwarding-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition and weather conditions in the geographic and business areas in which United conducts its operations, fluctuations in interest rates, credit quality and government regulations.

         United is the result of the combination on February 3, 1998 of two savings and loan holding companies operating in Montana: Heritage and Old United. Although United was the surviving corporation, the merger was treated as a reverse merger for accounting purposed because the stockholders and management of Heritage controlled the operation of United after the Heritage Merger. Using purchase accounting, the historical financial statements of United included in this Report for periods preceding the Heritage Merger reflect only the operations of Heritage, while the historical financial statements for periods after the Heritage Merger reflect combined operations.

         The following unaudited pro forma combined financial information gives effect to the Heritage Merger based on the purchase accounting adjustments, estimates and other assumptions described in the accompanying notes. The unaudited pro forma combined balance sheet and statements of income as of and for the year ending December 31, 1997 are based upon the audited annual consolidated balance sheets and statements of income of Heritage and Old United. The unaudited pro forma combined balance sheet combines the historical consolidated balance sheets of Heritage and Old United as if the Heritage Merger had become effective as of December 31, 1997. The actual audited consolidated balance sheets of United as of December 31, 1999 and 1998, the actual consolidated statement of income for the year ended December 31, 1999, and the unaudited pro forma combined statement of income for the year ended December 31, 1998 which combines United's results of operations for the year ended December 31, 1998 and the operations of Old United for the period from January 1, 1998 to January 31, 1998, are also presented for comparative purposes. The unaudited pro forma combined statements of income combines the historical consolidated statements of income of Heritage and Old United as if the Heritage Merger had become effective as of the beginning of the period presented. The selected pro forma consolidated financial data is unaudited and is not necessarily indicative of the results of operations that would have been achieved had the Heritage Merger occurred on such dates or of the results of operations that may be achieved in the future.

         While the operations of United on a pro forma basis for the year ended December 31, 1997 reflect the counterbalancing of operations of two different financial institutions and their differing operating policies, the pro forma and historical operations of United for the year ended December 31, 1998 reflect a unified operating policy that more closely paralleled the historical policy of Heritage. During 1998, United focused its attention on expanding commercial, residential real estate, agricultural borrowings and some assets that were formerly maintained by United Bank in investment securities to invest in additional loans.


(In thousands)                                  Historical        Pro Forma Combined
                                                 December             December
                                                   31,                   31,
                                              ------------- ---------------------------
                                                  1999          1998          1997
                                              ------------- ------------- -------------
 Total interest income                            $ 17,340      $ 14,730      $ 12,951
 Total interest expense                              9,556         7,649         6,445
                                              ------------- ------------- -------------
 Net interest income                                 7,784         7,081         6,506
 Provision for loan losses                             204           340           717
                                              ------------- ------------- -------------
 Net interest income after
   provision for loan losses                         7,580         6,741         5,789
 Total non-interest income                           3,530         3,450         1,779
 Total non-interest expense                          7,102         6,427         4,545
                                              ------------- ------------- -------------
 Income before income taxes                          4,008         3,764         3,023
 Provision for income tax expense                    1,539         1,434         1,131
                                              ------------- ------------- -------------
 Net income                                         $2,469       $ 2,330        $1,892
                                              ============= ============= =============
 Net income per share                               $ 1.47        $ 1.37        $ 1.11
                                              ============= ============= =============
 Weighted average shares
   outstanding                                       1,684         1,698         1,698
                                              ============= ============= =============

                 See Notes to Pro Forma Combined Financial Data


(Dollars in thousands)


                                                                                         Pro Forma
                                                                   Historical             Combined
                                                                    December              December
                                                                      31,                    31,
                                                           ---------------------------- -------------
                                                                1999          1998          1997
                                                           -------------- ------------- -------------
  ASSETS
    Cash and cash equivalents                                    $11,457       $19,256       $17,396
    Investment securities available-for-sale                      53,044        51,900        62,121
    Loans receivable, net                                        186,348       143,359        93,791
    Loans held for sale                                            1,191         5,717         2,575
    Premises and equipment, net                                    4,873         3,482         3,279
    Real estate and other personal property
     owned, net                                                       14           304           827
    Accrued interest receivable                                    2,259         1,918         1,597
    Federal Home Loan Bank stock, at cost                          3,046         1,232           939
    Identifiable intangibles                                         537           606             -
    Goodwill, net                                                  1,289         1,400           571
    Investment in Valley Bancorp, Inc.                             4,549         2,684             -
    Other assets                                                   1,619           703           751
                                                           -------------- ------------- -------------
    Total assets                                               $ 270,226     $ 232,561     $ 183,847
                                                           ============== ============= =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities:
    Deposits                                                   $ 179,882     $ 167,620     $ 141,263
    FHLB advances                                                 46,425        22,175         6,425
    Securities sold under agreements to
     repurchase                                                   11,546         9,451         3,173
    Accrued interest payable and other
     liabilities                                                   3,014         2,787         3,183
                                                           -------------- ------------- -------------
    Total liabilities                                            240,867       202,033       154,044

    Stockholders' equity:
      Common stock                                                28,002        28,002        28,116
      Retained earnings                                            3,251         2,533         1,559
      Treasury stock                                                (932)            -             -
      Accumulated other comprehensive income
        (loss)                                                      (962)           (7 )         128
                                                           -------------- ------------- -------------
      Total stockholders' equity                                  29,359        30,528        29,803
                                                           -------------- ------------- -------------
      Total liabilities and stockholders'
        equity                                                 $ 270,226     $ 232,561     $ 183,847
                                                           ============== ============= =============

  Tangible Equity/Assets                                           10.19%        12.26%        15.90%
  Tangible Book Value Per Share                                  $ 16.66       $ 16.79       $ 17.21


                 See Notes to Pro Forma Combined Financial Data


NOTES TO PRO FORMA COMBINED FINANCIAL DATA

          BASIS OF PRESENTATION. The pro forma combined balance sheet combines the historical consolidated balance sheets of Heritage and Old United as of December 31, 1997 as if the Heritage Merger, which was effective February 3, 1998 (the "Heritage Merger Effective Date"), had become effective on December 31, 1997. The unaudited pro forma combined statements of income for the years ended 1998 and 1997 combines the historical consolidated statements of income of Heritage and Old United as if the Heritage Merger had become effective at the beginning of the respective period. Certain amounts in the historical financial statements of Old United have been reclassified in the pro forma combined financial information to conform to Heritage's historical financial statements.

RESULTS OF OPERATIONS

         In the year 2000, United intends to invest a significant portion of its earnings in several new branches and people as well as in its Valley subsidiary. As a result of the costs associated with opening branches in Bozeman and Missoula, and a Valley Bank of Arizona branch being built in Scottsdale, Arizona, United does not expect its earnings per share to increase in 2000. Heritage Bank will have increased personnel and operating expenses associated with its new branches, which will impact earnings per share growth for 2000. However, management believes that growth potential in these markets is good. The acquisition of Valley continues United's strategy of growth and geographic diversification.

         NET INTEREST INCOME. Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin and expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest rate spread.

         The following table illustrates the changes in United's net interest income due to changes in volume and changes in net interest income due to changes in rate (in each case on a pro forma combined basis):


(Dollars in thousands)                       Year Ended December 31,                        Year Ended December 31,
                                             1999 (Actual) vs. 1998                              1998 vs. 1997
                                              (Pro Forma Combined)                           (Pro Forma Combined)
                                   --------------------------------------------   --------------------------------------------
                                           Increase (decrease) due to                     Increase (decrease) due to
                                   --------------------------------------------   --------------------------------------------
                                                           Rate/                                           Rate/
                                    Volume      Rate      Volume       Total       Volume      Rate       Volume      Total
                                   ---------  ---------- ----------  ----------   ---------- ----------  ---------- ----------
Interest earning assets:
  Loans                              $3,434       $(294)      $(94)     $3,046       $4,161      $(710)      $(385)    $3,066
  Investment securities                 166         (71)        (4)         91       (1,222)      (281)         72     (1,431)
  Other interest earning
   assets                              (492)       (151)       116        (527)          47         88           9        144
                                   ---------  ---------- ----------  ----------   ---------- ----------  ---------- ----------
Total interest earning
 assets                               3,108        (516)        18       2,610        2,986       (903)       (304)     1,779
Interest bearing
 liabilities:
  Interest bearing
   checking                             (37)        (11)         1         (47)         606       (245)       (312)        49
  Savings deposits                      178         129         15         322          299          9           2        310
  Time deposits                         482        (213)       (24)        245           25         31           1         57
  Short-term borrowings               1,236          74         77       1,387          476        (40)        352        788
                                   ---------  ---------- ----------  ----------   ---------- ----------  ---------- ----------
Total interest bearing
 liabilities                          1,859         (21)        69       1,907        1,406       (245)         43      1,204
                                   ---------  ---------- ----------  ----------   ---------- ----------  ---------- ----------
Net interest income                  $1,249       $(495)     $ (51)      $ 703       $1,580      $(658)      $(347)      $575
                                   =========  ========== ==========  ==========   ========== ==========  ========== ==========

         The following table sets forth average balances for interest-earning assets and interest-bearing liabilities, the interest and yield on interest earning assets, the interest and rate paid on interest bearing liabilities, the net interest income and net interest spread, and the net interest margin for the periods indicated:


Average Balance Sheet
(Dollars in thousands)                                                            Actual
                                                       -------------------------------------------------------------
                                                                       Year Ended December 31, 1999
                                                            Average                                    Average
                                                             Balance             Interest            Yield/Rate
                                                       ------------------- ------------------- ---------------------
   Interest earning assets:
     Loans (1)                                                   $171,957            $ 13,825                8.04%
     Investment securities                                         58,192               3,182                5.47%
     Other interest earning assets                                  4,451                 334                7.50%
                                                       ------------------- ------------------- -------------------
     Total interest earning assets                                234,600              17,341                7.39%
     Non-interest earning assets                                   17,221
                                                       -------------------
   Total assets                                                  $251,821
                                                       ===================
   Interest bearing liabilities:
     Interest bearing checking                                   $ 36,754                 479                1.30%
     Savings deposits                                              47,851               1,838                3.84%
     Time deposits                                                 83,129               4,563                5.49%
     Short-term borrowings                                         49,610               2,677                5.40%
                                                       ------------------- ------------------- -------------------
   Total interest bearing liabilities                            $217,344               9,557                4.40%
                                                       ===================

                                                                           -------------------
   Net interest income                                                                 $7,784
                                                                           ===================
   Net interest spread                                                                                       3.00%
   Net interest margin(2)                                                                                    3.32%


(1)       Includes nonaccrual loans.
(2) Computed on a fully taxable basis, without regard to tax equivalent yields.


Average Balance Sheet
(Dollars in thousands, unaudited)                                           Pro Forma Combined
                                                       -------------------------------------------------------------
                                                                       Year Ended December 31, 1998
                                                        Average Balance                         Average Yield/Rate
                                                                                Interest
                                                       ------------------- ------------------- ---------------------
   Interest earning assets:
     Loans (1)                                                   $130,307            $ 10,743                8.25%
     Investment securities                                         55,440               3,348                6.04%
     Other interest earning assets                                  9,765                 639                6.54%
                                                       ------------------- ------------------- -------------------
     Total interest earning assets                                195,512              14,730                7.53%
     Non-interest earning assets                                   18,770
                                                       -------------------
   Total assets                                                  $214,282
                                                       ===================
   Interest bearing liabilities:
     Interest bearing checking                                   $ 38,105                 526                1.38%
     Savings deposits                                              42,842               1,525                3.56%
     Time deposits                                                 74,767               4,309                5.76%
     Short-term borrowings                                         25,625               1,289                5.03%
                                                       ------------------- ------------------- -------------------
   Total interest bearing liabilities                            $181,339               7,649                4.22%
                                                       ===================

                                                                           -------------------
   Net interest income                                                                 $7,081
                                                                           ===================
   Net interest spread                                                                                       3.32%
   Net interest margin(2)                                                                                    3.62%


(1)  Includes nonaccrual loans.
(2)  Computed on a fully taxable basis, without regard to tax equivalent yields.


Average Balance Sheet
(Dollars in thousands)                                                  Pro Forma Combined (2)
                                                       -------------------------------------------------------------
                                                                       Year Ended December 31, 1997
                                                             Average                                Average
                                                             Balance            Interest           Yield/Rate
                                                       ------------------- ------------------- ---------------------
   Interest earning assets:
     Loans (1)                                                   $ 84,505              $7,677                9.08%
     Investment securities                                         74,493               4,779                6.42
     Other interest earning assets                                  8,916                 495                5.55
                                                       ------------------- ------------------- -------------------
     Total interest earning assets                                167,914              12,951                7.71
     Non-interest earning assets                                    8,637
                                                       -------------------
   Total assets                                                  $176,551
                                                       ===================
   Interest bearing liabilities:
     Interest bearing checking                                    $16,790                 477                2.84%
     Savings deposits                                              34,381               1,215                3.53
     Time deposits                                                 74,332               4,252                5.72
     Short-term borrowings                                          8,874                 501                5.65
                                                       ------------------- ------------------- -------------------
   Total interest bearing liabilities                            $134,377               6,445                4.80%
                                                       ===================

                                                                           -------------------
   Net interest income                                                                 $6,506
                                                                           ===================
   Net interest spread                                                                                       2.91%
   Net interest margin(3)                                                                                    3.84%

(1)     Includes nonaccrual loans.
(2) Includes average pro forma adjustments to loans, investments, non-interest earning assets and time deposits.
(3) Computed on a fully taxable basis, without regard to tax equivalent yields.

          As illustrated in the preceding tables, the principal reason for the increase in net interest income from 1997 to 1998, and 1998 to 1999, was an increase in the volume of United's interest earning assets. The decrease in interest income from a planned decrease in the volume of investment securities held in portfolio was more than offset by a large positive contribution from increased loan volumes, as funds from borrowings, deposits and repayments of investment securities were applied to increase the volume of higher yielding loan assets. This increased volume of loans was largely responsible for the $3.0 million increase in interest income due to volume from 1997 to 1998 and the $2.6 million increase in interest income due to volume from 1998 to 1999. Average interest rates earned on loans declined during these periods as market interest rates declined slightly. Rates earned on investment securities declined slightly from 1997 to 1998 and also from 1998 to 1999.

          Rates paid on deposits remained relatively constant from 1997 to 1998 and from 1998 to 1999, resulting in only minimal changes in interest expense as a result of changes in such rates. An $8.5 million increase in savings accounts from 1997 to 1998 and a $16.7 million increase in short-term borrowings, resulted in a $1.2 million increase in interest expense due to volume from 1997 to 1998. Further increases in borrowings from 1998 to 1999, particularly in repurchase agreements and FHLB borrowings along with a $8.3 million increase in time deposits, caused an increase of $1.9 million in interest expense in 1999 as compared to 1998.

          The increased interest expense was more than offset by the increased interest income resulting from expansion of United's loan portfolio during both 1998 and 1997. United's net interest income increased $.7 million from $7.1 million for 1998 to $7.8 million for 1998 and increased $.6 million from $6.5 million for the year ended December 31, 1997 to $7.1 million for the year ended December 31, 1998.

         PROVISION FOR LOAN LOSS. United provided $204,000 for loan losses in 1999. United provided $340,000 for loan losses in 1998 as compared with $717,000 in 1997. The increase in the provision for loan losses for 1997 was in part because of the increased average balance in loans receivable and in part because of management's evaluation of overall economic conditions, both regionally and nationally.

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

         NON-INTEREST INCOME. In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income remained consistent in 1999 when compared to 1998 at $3.5 million. In contrast, non-interest income increased $1.7 million, or 94.0%, to $3.5 million for 1998 as compared to 1997. The principal reason for this fluctuation was the strength of the home lending market, and particularly the refinancing market during 1998, as interest rates were relatively low and stable. The active refinancing market during this period resulted in a substantial increase in loan origination fees and discounts on sale of mortgage loans. United believes that future increases in interest rates are likely to result in a decreased refinancing market which would negatively affect United's fee income. Rates increased in the third quarter of 1999, which resulted in a decrease in the volume of refinancing activity and therefore a decrease in loan origination fees during 1999 of $.1 million. Other non-interest income, including servicing fees on mortgage loans, service charges and FHLB stock dividends, remained relatively constant from 1998 to 1999. Loan servicing fees increased $.1 million in 1999 due to mortgage servicing rights recorded and also $.1 million from equity in income of Valley. United also recognized a small amount of gain on sale of investment securities in 1999 and 1998, while no investment securities were sold in 1997.

         NON-INTEREST EXPENSE. Non-interest expense increased $.7 million, or 10.5%, to $7.1 million in 1999, and increased $1.9 million, or 41.0%, to $6.4 million in 1998. Salary and employee benefit expense represented $.4 million of the increase and was the result of additional staffing of loan originators and rate increases for existing employees. Salary and employee benefit expense, which increased $1.1 million to $3.5 million in 1998 from $2.4 million in 1997, also accounted for most of the increase in 1998. This increase was due primarily to increased salary and commission expense associated with the refinancing activity and growth in the size of United's overall operations. To a lesser extent, this increase was also due to one-time merger related charges of $85,000 and increased data processing charges in the first quarter of 1998.

         INCOME TAXES. Income tax expense increased $.1 million to $1.5 million for 1999 and increased $.3 million to $1.4 million for 1998 from $1.1 million for 1997. The principal reason for the increase in both periods was increased income, after adjustment for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans.

FINANCIAL CONDITION

         GENERAL. United's total assets increased $37.7 million to $270.2 million at December 31, 1999 from $232.5 million at December 31, 1998, and increased $48.7 million in 1998 from $183.8 million at December 31, 1997. The principal reason for the increases in both periods was growth in United's loan portfolio, which increased $43 million during 1999 and $49.5 million during 1998. The aggregate balance of mortgage-backed and investment securities declined in 1998, but increased slightly in 1999 as United worked to apply some of these resources in higher yielding assets.

         LOANS. Net loans receivable increased $43 million during 1999 to $186.3 million at December 31, 1999. Nearly all loan categories continued to show steady growth, although not at the same pace as 1998, due to increases in rates later in 1999. Net loans increased $49.5 million during 1998 to $143.3 million at December 31, 1998. Residential mortgage loans increased as United expanded its loan production offices and added residential lending staff. Although smaller in dollar amount,

United's construction, agricultural and commercial real estate loans, and its non-real estate commercial and agricultural loans, grew even more rapidly during 1998. Substantial increases in commercial and agricultural loans, which are consistent with new loan policies adopted after the Heritage Merger, resulted from increased marketing through officer call programs, primarily through United's Great Falls office.

         MORTGAGE-BACKED AND INVESTMENT SECURITIES. United's mortgage-backed and investment securities increased $1.1 million to $53 million during 1999 and decreased $10.2 million to $51.9 million during the year ended December 31, 1998. In 1999, United's purchases were approximately $33.9 million while sales, maturities and calls totaled $30.9 million. The net increase was also offset by an unrealized loss in market values of approximately $1.6 million in 1999. Declining balances of investment securities from calls and maturities, and from the sale of $5.7 million of bonds and government mutual funds during 1998, accounted for the majority of the decrease. Mortgage-backed securities increased during 1998, as a result of net purchases of $8.4 million of mortgage-backed securities.

         OTHER ASSETS. Real estate owned decreased $523,000 during 1998 to $304,000 at December 31, 1998, as United sold one of its two remaining apartment complexes in Glendive, Montana for $360,000 (for no gain or loss) and recorded depreciation of $15,500. Real estate owned decreased $290,000 during 1999 as the result of the sale of the remaining Glendive apartment complex for $360,000, a gain of $5,000 and recorded depreciation of $15,540.

         United purchased $1,652,800 of additional FHLB stock during 1999 and purchased $210,600 of FHLB stock during 1998, primarily as required to support the increased scope of its operations. United received FHLB stock dividends of $161,100 in 1999.

         Premises and equipment increased $1.4 million during 1999, as the result of the construction of the two new branches in Missoula and Bozeman as well as computer purchases and upgrades for Y2K compliance, and increased $.2 million during 1998, primarily as a result of the purchase of additional computer equipment and remodeling of United's home office.

         Goodwill and identifiable intangibles decreased $180,000 during 1999 due to amortization. Goodwill and identifiable intangibles increased $1.4 million during 1998 as a result of the acquisition of Old United in the Heritage Merger ($981,000), the purchase of two loan production offices ($184,000), and the purchase premium paid on State Bank deposits ($454,000), offset by amortization of $107,000 and changes to Old United's historical net assets of $87,000.

         DEPOSITS AND BORROWINGS. United experienced a net increase in deposits of $12.3 million in 1999 and $26.4 million in 1998. The increase in deposits during 1999 and 1998 resulted primarily from the application of competitive rates on all deposit offerings by United as well as the offering of a greater array of loan products to attract depositors.

         Borrowings increased $26.4 million to $58.0 million at December 31, 1999, from $31.6 million at December 31, 1998, and increased $22.0 million during 1998 from $9.6 million at December 31, 1997. The additional borrowings in both years, comprised of a net increase of $24.3 million and $15.7 million in FHLB advances and $2.1 million and $6.3 million in securities sold under repurchase agreements in 1999 and 1998 respectively, were used to fund increases in United's loan portfolio.

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


         (Dollars in thousands)                                                               Pro Forma
                                                                                              Combined
                                                        --------------   ----------------------------------
                                                        December 31,      December 31,      December 31,
                                                            1999              1998              1997
                                                        --------------   ----------------  ---------------
         Principal Balances:
           Accruing loans past due over 90                       $117               $387             $437
            days
           Non-accrual loans                                      230                594                4
                                                        --------------   ----------------  ---------------
         Total                                                   $347               $981             $441
                                                        --------------   ----------------  ----------------
         Interest:
           Due on non-accrual loans                              $ 14               $ 12              $ -
           Included in income                                    none               none             none

         United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At December 31, 1999, United had $6,000 of reported doubtful assets and no assets classified as loss. At December 31, 1998, United had $553,000 of reported doubtful assets and no assets classified as loss. The doubtful balance represented one loan to a company which originates and securitizes home equity loans. In 1999, the loan was reclassified to substandard. As of March 31, 2000, the loan was current with regard to principal and interest payments. As of December 31, 1997 (on a pro forma combined basis), United had no assets classified as doubtful or loss. At December 31, 1999, 1998 and 1997 (on a pro forma combined basis), United had $506,000, $405,000 and $116,000, respectively, of reported substandard assets. As a percent of total assets, substandard assets were approximately .19%, .17% and .06% at December 31, 1999, 1998 and 1997, respectively.

         PROVISION FOR LOAN LOSSES. The following schedule details changes in United's loan loss reserve at December 31 for each of the three years indicated:


       (Dollars in thousands)                                                               Pro Forma
       (Dollars in thousands)                                                               Combined
                                                                        ---------------------------------
                                                       Year Ended         Year Ended       Year Ended
                                                      December 31,       December 31,     December 31,
                                                          1999               1998             1997
                                                     ----------------   ---------------  ----------------
       Balance beginning of period                   $         1,485    $        1,146   $           463
       Provision for loan losses                                 204               340               717
       Acquired from State Bank                                    -                43                 -
       Charge-offs:
         Residential                                             (16)                -                 -
         Commercial                                              (59)               (4)              (10)
         Consumer                                                (34)              (52)              (25)
                                                     ----------------   ---------------  ----------------
       Total charge-offs                                        (109)              (56)              (35)
       Recoveries                                                  7                12                 1
                                                     ----------------   ---------------  ----------------
       Net charge-offs                                          (102)              (44)              (34)
                                                     ----------------   ---------------  ----------------
       Balance end of period end                     $         1,586    $        1,485   $         1,146
                                                     ================   ===============  ================
       Allowance for loan losses to:
         Total loans at period end                               .84%             1.03%             1.21%
                                                     ================   ===============  ================
         Net charge-offs to average
          loans                                                  .06%              .04%              .04%
                                                     ================   ===============  ================

         The following schedule allocates the loan loss reserve based on management's judgment of potential losses in the respective areas. While management has allocated the reserve to various portfolio segments for purposes of this table, the reserve is general in nature and is available for the portfolio in its entirety:



(Dollars in thousands)                                                                                Pro Forma Combined
                                            December 31, 1999            December 31, 1998            December 31, 1997
                                       ----------------------------  ---------------------------  ---------------------------
                                        Allowance         % to         Allowance        % to        Allowance        % to
                                       -------------  -------------  -------------  ------------  -------------  ------------
Real estate loans:
  1 - 4 residential                           $ 128           18.1%         $ 124          18.7%         $ 387          45.4%
  5 or more residential                          52            2.8             66           4.6             67           7.1
  Construction                                   84            5.6             92           6.4             55           5.8
  Commercial and agricultural                   488           24.9            462          26.0            217          15.1
Non-real estate loans:
  Commercial and agricultural                   712           37.2            601          31.6            259          17.3
  Consumer                                      122           11.4            140          12.7            161           9.3
                                       -------------  -------------  -------------  ------------  -------------  ------------
Total                                       $ 1,586          100.0%       $ 1,485         100.0%       $ 1,146         100.0%
                                       =============  =============  =============  ============  =============  ============


         REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED. Total real estate and other personal property owned ("REO") of United was $14,000, $304,000 and $827,000 at December 31, 1999, 1998 and 1997 (on a pro forma combined basis), respectively. The schedule below details properties both held for sale and investment) by United as of the dates indicated.

        (Dollars in thousands)                                                               Pro Forma
                                                                                             Combined
                                                 December 31, 1999   December 31, 1998    December 31, 1997
                                                 ------------------  ------------------  ------------------
        REO held for sale                                      $ -                 $ -                 $ -
        Allowance for possible losses                            -                   -                   -

        REO held for investment                                  -                 328                 827
        Accumulated depreciation                                 -                 (24)                  -
                                                 ------------------  ------------------  ------------------
        Total REO held for investment                            -                $304                $827
                                                 ==================  ==================  ==================
        As a percent of total assets                            .0%                .13%                .45%
                                                 ==================  ==================  ==================
        Other personal property
          held for sale                                       $ 14                 $ -                 $ -
                                                 ------------------  ------------------  ------------------
        As a percent of total assets                           .01%                  -%                  -%
                                                 ==================  ==================  ==================

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

         The following tables provide information regarding the maturity of loans included in United's portfolio as of December 31, 1999. The amounts reflected in the following table give no effect to assumptions regarding loan prepayments or payoffs. Loans with variable rates of interest are classified as due when the loan principal balances are contractually due, not when the interest rate reprices.


  (Dollars in thousands)
                                                                 December 31, 1999
                                            ------------------------------------------------------------
                                                                              5 Years
                                                Up to          1 - 5            and
                                               1 Year          Years           Beyond          Total
                                            --------------  -------------  --------------  -------------
Loans:
Loans secured by real estate:
  Adjustable rate (all
   property types)                                $ 4,573        $10,869         $ 4,829        $20,271
  1-4 family residential                            6,611         12,341          20,677         39,629
  Multi-family and commercial                       3,298         15,416          11,497         30,211
  Construction and undeveloped
   land                                            10,480              -               -         10,480
                                            --------------  -------------  --------------  -------------
Loans secured by real
  estate                                           24,962         38,626          37,003        100,591
  Commercial non-real
   estate(1)                                       11,064         39,921           8,173         59,158
  Agricultural non-real estate                      3,860          5,100             551          9,511
  Consumer(2)                                       3,370          8,572           5,146         17,088
                                            --------------  -------------  --------------  -------------
Net loans                                         $43,256        $92,219         $50,873       $186,348
                                            ==============  =============  ==============  =============

                                                                         Total loans due
                                                                              after
                                                                        December 31, 2000
                                                                       --------------------
                            Fixed interest rates                                  $127,394
                            Floating or adjustable rates
                              or balloon payments                                   15,698
                                                                       --------------------
                                                                                  $143,092
                                                                       ====================

(1)  Includes loans on commercial savings accounts
(2)  Includes consumer loans secured by real estate

         The following table sets forth the amortized cost, maturities and weighted average yield of United's investment portfolio at the dates indicated:


(Dollars in thousands)
                                                                      December 31, 1999
                                              -------------------------------------------------------------------
                                                                                        10 years
                                                 Up to        1 - 5         5 - 10     and beyond
                                                1 year        years         years                       Total
                                              ------------  -----------   -----------  ------------  ------------
  U.S. government and agencies                       $200       $5,010        $5,000           $ -       $10,210
  Mortgage-backed securities                        1,053        4,501         4,164        30,543        40,261
  Municipal bonds                                       3          386           300         1,406         2,095
  Other                                                 -          500         1,496            45         2,041
                                              ------------  -----------   -----------  ------------  ------------
  Total investments                                $1,256      $10,397       $10,960       $31,994       $54,607
                                              ============  ===========   ===========  ============  ============
  Weighted average yield                             6.10%        6.14%         6.21%         6.15%         6.16%

                                                                      December 31, 1998
                                              -------------------------------------------------------------------
                                                                                        10 years
                                                 Up to        1 - 5         5 - 10     and beyond
                                                1 year        years         years                       Total
                                              ------------  -----------   -----------  ------------  ------------
  U.S. government and agencies                     $2,322       $6,201        $3,120        $2,001       $13,644
  Mortgage-backed securities                        1,567       10,477           550        23,776        36,370
  Municipal bonds                                      10          192           605            52           859
  Other                                               993            -             -            45         1,038
                                              ------------  -----------   -----------  ------------  ------------
  Total investments                                $4,892      $16,870        $4,275       $25,874       $51,911
                                              ============  ===========   ===========  ============  ============
  Weighted average yield                             6.41%        6.39%         6.25%         5.89%         6.20%


                                                                      Pro Forma Combined
                                                                      December 31, 1997
                                              -------------------------------------------------------------------
                                                                                        10 years
                                                 Up to        1 - 5         5 - 10     and beyond
                                                1 year        years         years                       Total
                                              ------------  -----------   -----------  ------------  ------------
  U.S. government and agencies                     $6,037      $13,449        $3,507             -       $22,993
  Mortgage backed securities                        2,393       17,244         6,138         6,447        32,222
  Municipal bonds                                       -           67         1,069           103         1,239
  Kemper U.S. Gov't bond mutual
    fund                                            5,260            -             -             -         5,260
  Other                                                 -            -           407             -           407
                                              ------------  -----------   -----------  ------------  ------------
  Total investments                               $13,690      $30,760       $11,121        $6,550       $62,121
                                              ============  ===========   ===========  ============  ============
  Weighted average yield                             5.71%        6.61%         6.70%         6.93%         6.46%


         Maturity of time deposits of $100,000 or more at the dates indicated are as follows:

              (Dollars in thousands)                                                    Pro Forma
                                                                                         Combined
                                                                                      ---------------
                                                    December 31,      December 31,     December 31,
                                                        1999              1998             1997
                                                   ---------------   ---------------  ---------------
             Less than three months                       $ 2,856           $ 2,578          $ 1,822
             Three to six months                            4,711             3,043            1,454
             Six to twelve months                           4,932             3,970            3,015
             Greater than twelve months                     3,395             3,407            2,833
                                                   ---------------   ---------------  ---------------
             Total                                        $15,894           $12,998          $ 9,124
                                                   ===============   ===============  ===============

STOCKHOLDERS' EQUITY. Stockholders' equity at December 31, 1999 was $29.4 million, or 10.86% of total assets, down slightly from $30.5 million, or 13.1% of total assets, at December 31, 1998. At December 31, 1999, book value was $17.77 per share. The decrease in stockholders' equity is primarily due to net income of $2.5 million for 1999, offset by the payment of $1.8 million in dividends on United's common stock, the purchase of 46,000 shares of treasury stock for $.9 million, and an increase in net unrealized losses on securities of $.9 million.

         BUSINESS SEGMENT RESULTS. United manages its operations and prepares management reports with a primary focus on geographical areas. Operating segments information, including earnings performance on an operating cash basis, is presented in the following schedule. United allocates centrally provided services to the business segments based upon estimated usage of those services. The operating segment identified as other includes the Parent company and eliminations of transactions between segments.

         Heritage Bank includes United's thrift banking operations in twelve Montana cities. The bank experienced steady growth in 1999 with loans increasing $27.7 million or 18.9% over 1998 and deposits increasing $8.8 million or 5.5%. Operating cash earnings for 1999 increased $.2 million over 1998.

         Net income increased 7.7% to $2.5 million from $2.3 million in 1998. The increase was due to the continued growth in the loan portfolio and favorable interest rates during the first three quarters of 1999. Net interest income increased 11.3% to $7.1 million in 1999, non-interest income increased 3.3% to $3.3 million, and non-interest expense on an operating cash basis increased 12.9% to $6.1 million. Heritage Bank's operating cash performance efficiency ratio was 59.68% in 1999 as compared to 57.04% in 1998.

         Heritage Bank had thirteen banking locations during 1999, but closed one drive up location in Great Falls, Montana in 1999. Also, a loan production office in Polson, Montana was closed in January 2000.

         During 1998, United formed State Bank to acquire a portion of the business of a failed commercial bank in Fort Benton, Montana. State Bank has one branch office in Geraldine, Montana. The acquisition of State Bank was accounted for as a purchase and results of operations prior to the acquisition date of August 7, 1998 are not included in the segment information. Therefore the year 1998 is not comparable to 1999. On the acquisition date, United, through State Bank, acquired certain assets of approximately $1.6 million and assumed certain liabilities of approximately $14 million. State Bank paid a $454,000 premium for the right to acquire such assets and assume the bank's insured deposits.

         State Bank experienced rapid growth in 1999 with loans increasing $11.4 million to $15.1 million and deposits increasing $2.1 million to $12 million. Although operating cash earnings for 1999 were a loss of $28,000, State Bank is expected to generate a profit in 2000. Net interest income for 1999 was $.4 million and non-interest income rose to $43,000. The operating cash efficiency ratio for 1999 was 94.06% as compared to 134.78% for 1998.

The following table sets forth certain operating segment information for the years ended December 31, 1999 and 1998 (in thousands). Operating information is not presented for 1997 as it is not comparable as a result of Heritage Merger.

                                                  Heritage State
                              Heritage Bank            Bank                 Other              Consolidated
                           -------------------- -------------------- -------------------- ------------------------
                             1999        1998        1999      1998       1999      1998      1999         1998
Net interest income        $   7,085     6,364        444        87        270       420      7,799         6,871
Non-interest income            3,360     3,276         43        14        128         2      3,531         3,292
                           -------------------- -------------------- -------------------- ------------------------
Total revenue                 10,445     9,640        487       101        398       422     11,330        10,163
Provision for loan
  losses                         110       335         94         -          -         -        204           335
Non-interest expense           6,174     5,499        458       136        290       407      6,922         6,042
                           -------------------- -------------------- -------------------- ------------------------
Pretax cash earnings
  (loss)                       4,161     3,806        (65)      (35)       108        15      4,204         3,786
Income tax expense
  (benefit)                    1,537     1,413        (36)      (17)        39         3      1,540         1,399
                           -------------------- -------------------- -------------------- ------------------------
Cash earnings(1)               2,624     2,393        (29)      (18)        69        12      2,664         2,387
Amortization of
  goodwill and CDI               165       110         30        10          -         -        195           120
Net income                 $   2,459     2,283        (59)      (28)        69        12      2,469         2,267
                           ==================== ==================== ==================== ========================

PER SHARE DATA

Cash earnings per share                                                                       $1.58          1.50
Net income per share                                                                          $1.47          1.43
Weighted average shares
  outstanding                                                                                 1,684         1,588

AVERAGE BALANCE SHEET DATA

Total assets               $ 230,958   198,093     16,522    10,577      4,341     5,613    251,821       214,283
Net loans                    159,340   126,902     11,992     2,936        625       469    171,957       130,307
Allowance for loan
  losses                       1,489     1,216         93        46          -         -      1,582         1,262
Total deposits               157,819   147,843     10,303     9,168       (388)   (1,297)   167,734       155,714
Equity                        20,553    15,985      1,804     1,359     (6,619)  (13,013)    28,976        30,358

PERFORMANCE RATIOS

Return on average
  assets                        1.06     1.15%     -0.36%    -0.26%          -         -      0.98%         1.06%
Return on average
  equity                      11.96%    14.28%     -3.25%    -2.05%          -         -      8.52%         7.47%
Efficiency ratio              60.63%    57.64%    100.27%   144.79%          -         -     62.77%        60.58%

OPERATING CASH
  PERFORMANCE RATIOS

Return on average
  assets                       1.14%     1.21%     -0.17%    -0.17%          -         -      1.06%         1.11%
Return on average
  equity                      12.77%    14.97%     -1.57%    -1.31%          -         -      9.20%         7.86%
Efficiency ratio              59.68%    57.04%     94.06%   134.78%          -         -     61.10%        59.45%


(1) Before amortization of goodwill
and core deposit intangible.

YEAR 2000

         Many previously installed computer systems and software were coded to accept only two-digit entries in the date code fields. These date code fields needed to be reformatted to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could have resulted in system failures or miscalculations causing disruptions of business operations, including production of erroneous data, inability to process transactions, and other operational problems. As a result, many companies' computer systems and software needed to be upgraded or replaced in order to comply with Year 2000 requirements.

         United undertook efforts, prior to December 31, 1999, to address Year 2000 computer issues. United formed a project team and contracted with a computer consulting firm, to evaluate the Year 2000 impact on United's mission-critical computer hardware and software and embedded technologies in its physical plant and automated equipment (such as ATMs, proof machines, vaults and security systems). United has replaced, modified or reprogrammed certain systems, requires that new purchased hardware and software be Year 2000 compliant, and continues to test its systems. To date United has not experienced any significant Y2K related computer disruptions. United will continue to monitor the Y2K issue throughout the year 2000.

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

         INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE. Interest rate risk sensitivity of net portfolio value ("NPV") measurement seeks to establish a methodology to measure the potential for the reduction of earnings and stockholders' equity resulting from both lower net interest income ("NII") and lower NPV caused by changes in market interest rates. NPV is the difference between Heritage Bank's depository portfolio value and its loans receivable portfolio value. NPV thus provides a leading indicator of future potential changes in both NII and stockholders' equity. Because of its asset size (less than $500 million), Heritage Bank falls under an OTS exemption that allows utilization of an asset/liability computer simulation program prepared and distributed by the OTS. The OTS Thrift Financial Report includes Schedule CMR that provides detailed information about the balances, interest rates, repricing, and maturity characteristics of Heritage Bank's financial instruments. By utilizing Heritage Bank's Schedule CMR data, the OTS runs computer simulations ("Net Portfolio Value Model") utilizing OTS assumptions. Heritage Bank, per OTS requirements, has established maximum percentage changes for NPV resulting from instantaneous changes in interest rates of 100 to 400 basis points. A maximum change of -15% for an instantaneous 200 basis point change in interest rate has been established by United. A 200 basis point change is used by the OTS as the current Interest Rate Sensitivity Measure by which thrifts are evaluated. Heritage Bank periodically reviews and makes changes to established limits for NPV changes due to mergers and other market factors.

         The following table demonstrates Heritage Bank's December 31, 1999 NPV and the $ present value of total assets, NPV ratio and basis point change for three instantaneous increases and the three instantaneous decreases in interest rates:

                                 Interest Rate Sensitivity of Net Portfolio Value

(Dollars in thousands)
   Instanta            Net Portfolio Value                            NPV as % of PV of Assets
     neous       ---------------------------------------------------------------------------------------------------
Change in Rates    $ Amount        $ Change         % Change       Total Assets       NPV Ratio       Change
---------------- -------------- ---------------- --------------- ------------------ --------------- ----------------

   +300      bp     13,355           -8,687             -39%           238,101            5.61%        -320  bp
   +200      bp     16,307           -5,735             -26%           242,206            6.73%        -207  bp
   +100      bp     19,231           -2,811             -13%           246,304            7.81%        -100  bp
      0      bp     22,042                -               -%           250,317            8.81%           -
   -100      bp     24,581            2,539             +12%           254,093            9.67%         +87  bp
   -200      bp     27,289            5,247             +24%           258,072           10.57%        +177  bp
   -300      bp     30,183            8,141             +37%           262,262           11.51%        +270  bp

         The following table demonstrates Heritage Bank's December 31, 1998 NPV and the $ present value of total assets, NPV ratio and basis point change for four instantaneous increases and the four instantaneous decreases in interest rates:

                                 Interest Rate Sensitivity of Net Portfolio Value
(Dollars in thousands)
 Instantane            Net Portfolio Value                            NPV as % of PV of Assets
     ous         ---------------------------------------------------------------------------------------------------
Change in Rates    $ Amount        $ Change         % Change       Total Assets       NPV Ratio       Change
---------------- -------------- ---------------- --------------- ------------------ --------------- ------------
   +400      bp     17,799           -6,240             -26%           207,356            8.58%        -245  bp
   +300      bp     19,517           -4,521             -19%           210,123            9.29%        -174  bp
   +200      bp     21,173           -2,866             -12%           212,850            9.95%        -108  bp
   +100      bp     22,662           -1,376              -6%           215,443           10.52%         -51  bp
      0      bp     24,039                -               -%           217,948           11.03%           -
   -100      bp     25,593            1,554              +6%           220,664           11.60%         +57  bp
   -200      bp     27,362            3,324             +14%           223,626           12.24%        +121  bp
   -300      bp     29,604            5,566             +23%           227,092           13.04%        +201  bp
   -400      bp     31,617            7,578             +32%           230,361           13.73%        +270  bp


         The preceding tables for 1999 and 1998 would indicate a decrease in NPV based on three instantaneous increases and three instantaneous decreases. This would be consistent with increasing interest rates during 1999. Total $ present value of total assets has increased based on asset growth in 1999. However, based on the three increases and decreases in rates, the value of total assets would also decrease based on increasing interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The management of United has prepared and is responsible for the consolidated financial statements of United. These statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in United's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about April 20, 2000 (the Proxy Statement is incorporated herein by reference). Information regarding executive officers is set forth in Part I of this Report.

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

(a) (1) FINANCIAL STATEMENTS:

    The following financial statements of United Financial are included herein as follows:

                                                                   Page Number
                                                                   -----------


    INDEPENDENT AUDITORS' REPORT                                           F-1

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION,                        F-2
      December 31, 1999 and 1998

    CONSOLIDATED STATEMENTS OF INCOME - YEARS ENDED                        F-3
      December 31, 1999, 1998, and 1997

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
    COMPREHENSIVE INCOME - YEARS ENDED                                     F-4
      December 31, 1999, 1998, and 1997

    CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED                    F-5
      December 31, 1999, 1998, and 1997

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-6

    (2) FINANCIAL STATEMENT SCHEDULES:

    Financial statement schedules have been omitted because they are inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

    (3) EXHIBITS.

      The exhibits listed in the accompanying index are filed as part of this Report or incorporated by reference as indicated therein.

(b) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 1999

         None

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
United Financial Corp.



We have audited the accompanying consolidated statements of financial condition of United Financial Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ KPMG LLP


February 17, 2000

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition


                                                                         DECEMBER 31,
                                                               --------------------------------
                         ASSETS                                    1999               1998
                                                               -------------      -------------
Cash and cash equivalents                                      $  11,456,801         19,255,570
Securities available-for-sale                                     53,044,472         51,899,657
Loans receivable, net                                            186,347,794        143,359,113
Loans held for sale                                                1,191,111          5,716,976
Stock in Federal Home Loan Bank of Seattle, at cost                3,046,200          1,232,300
Accrued interest receivable                                        2,258,662          1,918,365
Premises and equipment, net                                        4,872,670          3,482,411
Real estate and other personal property owned                         13,657            304,224
Deferred income taxes, net                                           740,107            101,780
Investment in Valley Bancorp, Inc.                                 4,548,949          2,683,791
Goodwill, net of accumulated amortization of $335,900 and
     $225,573 at December 31, 1999 and 1998, respectively          1,289,456          1,399,783
Identifiable intangibles, net of accumulated amortization
     of $99,904 and $30,554 at December 31, 1999 and 1998,           537,412            606,762
     respectively
Other assets                                                         878,604            600,477
                                                               -------------      -------------

                                                               $ 270,225,895        232,561,209
                                                               =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Non-interest bearing deposits                             $  18,750,554         18,895,349
     Interest bearing deposits                                   161,130,984        148,724,735
     Federal Home Loan Bank advances                              46,425,000         22,175,000
     Securities sold under agreements to repurchase               11,545,959          9,450,572
     Advances from borrowers for taxes and insurance                 408,161            342,607
     Income taxes payable                                            476,273            115,634
     Accrued interest payable                                      1,528,035          1,267,108
     Accrued expenses and other liabilities                          601,973          1,062,237
                                                               -------------      -------------

           Total liabilities                                     240,866,939        202,033,242
                                                               -------------      -------------

Stockholders' equity:
     Preferred stock, no par value; authorized 2,000,000
        shares; no shares issued                                          --                 --
     Common stock, no par value; authorized 8,000,000
        shares; 1,698,312 shares issued                           28,001,579         28,001,579
     Retained earnings, substantially restricted                   3,250,876          2,533,289
     Treasury stock, at cost, 46,000 shares                         (931,649)                --
     Accumulated other comprehensive loss                           (961,850)            (6,901)
                                                               -------------      -------------

           Total stockholders' equity                             29,358,956         30,527,967
                                                               -------------      -------------

Commitments and contingencies
                                                               $ 270,225,895        232,561,209
                                                               =============      =============



See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income


                                                                  YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------
                                                           1999            1998           1997
                                                       -----------     -----------     -----------
Interest income:
    Loans receivable                                   $13,824,741      10,515,655       4,529,566
    Mortgage-backed securities                           2,747,649       2,189,305         832,182
    Investment securities                                  432,987         914,676         209,263
    Time deposits in banks                                   1,607           6,709           6,860
    Other interest-earning assets                          333,651         622,694         195,579
                                                       -----------     -----------     -----------

          Total interest income                         17,340,635      14,249,039       5,773,450
                                                       -----------     -----------     -----------

Interest expense:
    Deposits                                             6,879,588       6,090,923       2,635,234
    Long-term debt                                              --          11,917         189,657
    Federal Home Loan Bank advances                      2,171,681         898,446         253,407
    Securities sold under agreements to repurchase         505,199         391,281          79,035
                                                       -----------     -----------     -----------

          Total interest expense                         9,556,468       7,392,567       3,157,333
                                                       -----------     -----------     -----------

          Net interest income                            7,784,167       6,856,472       2,616,117

Provision for loan losses                                  203,500         335,000         492,400
                                                       -----------     -----------     -----------

          Net interest income after provision for
             loan losses                                 7,580,667       6,521,472       2,123,717
                                                       -----------     -----------     -----------

Non-interest income:
    Loan origination fees on loans sold                  2,524,190       2,606,436         649,354
    Loan servicing fees                                    211,732          78,600          65,739
    Customer service charges                               420,523         336,684         275,509
    Gain on sale of investment securities                   30,357          43,162              --
    Equity in income of Valley Bancorp, Inc.               126,367           1,550              --
    Other                                                  217,042         225,603         112,992
                                                       -----------     -----------     -----------

          Total non-interest income                      3,530,211       3,292,035       1,103,594
                                                       -----------     -----------     -----------

Non-interest expense:
    Compensation and benefits                            3,895,030       3,369,524       1,206,812
    Occupancy and equipment                                742,331         625,110         227,861
    Deposit insurance premiums                             121,088          82,873          27,389
    Data processing fees                                   398,022         349,251         199,263
    Other                                                1,945,896       1,720,734         699,604
                                                       -----------     -----------     -----------

          Total non-interest expense                     7,102,367       6,147,492       2,360,929
                                                       -----------     -----------     -----------

          Income before income taxes                     4,008,511       3,666,015         866,382

Income taxes                                             1,539,239       1,398,595         324,161
                                                       -----------     -----------     -----------

          Net income                                   $ 2,469,272       2,267,420         542,221
                                                       ===========     ===========     ===========

Net income per share                                   $      1.47            1.43            1.14
                                                       ===========     ===========     ===========

Weighted average shares outstanding                      1,684,246       1,587,711         475,000
                                                       ===========     ===========     ===========


See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 1999, 1998 and 1997


                                                                                                                ACCUMULATED
                                                                                                                   OTHER
                                                        COMMON      ADDITIONAL      RETAINED        TREASURY    COMPREHENSIVE
                                                         STOCK    PAID-IN CAPITAL   EARNINGS         STOCK      INCOME (LOSS)
                                                      -----------   -----------    -----------    -----------    -----------
Balances at December 31, 1996                         $       100     1,080,028        997,384             --        100,189

Comprehensive income:
    Net income                                                 --            --        542,221             --             --
    Increase in net unrealized gains on securities
      available-for-sale                                       --            --             --             --         27,993

        Total comprehensive income
                                                      -----------   -----------    -----------    -----------    -----------
Balances at December 31, 1997                                 100     1,080,028      1,539,605             --        128,182

Comprehensive income:
    Net income                                                 --            --      2,267,420             --             --
    Decrease in net unrealized gains on securities
      available-for-sale, net of reclassification
      adjustment                                               --            --             --             --       (135,083)

        Total comprehensive income

Issuance of 1,223,312 shares, net of issuance costs
    of $125,617                                        24,646,451            --             --             --             --

Change in par value of stock to no par                  1,080,028    (1,080,028)            --             --             --

Capital contribution                                    2,275,000            --             --             --             --

Dividends declared ($.75 per share)                            --            --     (1,273,736)            --             --
                                                      -----------   -----------    -----------    -----------    -----------
Balances at December 31, 1998                          28,001,579            --      2,533,289             --         (6,901)

Comprehensive income:
    Net income                                                 --            --      2,469,272             --             --
    Increase in net unrealized losses on securities
      available-for-sale, net of reclassification
      adjustment                                               --            --             --             --       (954,949)

        Total comprehensive income

Dividends declared ($1.04 per share)                           --            --     (1,751,685)            --             --

Treasury shares purchased at cost                              --            --             --       (931,649)            --
                                                      -----------   -----------    -----------    -----------    -----------
Balances at December 31, 1999                         $28,001,579            --      3,250,876       (931,649)      (961,850)
                                                      ===========   ===========    ===========    ===========    ===========



[WIDE TABLE CONTINUED FROM ABOVE]



                                                         TOTAL
                                                     STOCKHOLDERS'
                                                        EQUITY
                                                     -----------

Balances at December 31, 1996                          2,177,701

Comprehensive income:
    Net income                                           542,221
    Increase in net unrealized gains on securities
      available-for-sale                                  27,993
                                                     -----------
        Total comprehensive income                       570,214
                                                     -----------
Balances at December 31, 1997                          2,747,915

Comprehensive income:
    Net income                                         2,267,420
    Decrease in net unrealized gains on securities
      available-for-sale, net of reclassification
      adjustment                                        (135,083)
                                                     -----------
        Total comprehensive income                     2,132,337
                                                     -----------
Issuance of 1,223,312 shares, net of issuance costs
    of $125,617                                       24,646,451

Change in par value of stock to no par                        --

Capital contribution                                   2,275,000

Dividends declared ($.75 per share)                   (1,273,736)
                                                     -----------
Balances at December 31, 1998                         30,527,967

Comprehensive income:
    Net income                                         2,469,272
    Increase in net unrealized losses on securities
      available-for-sale, net of reclassification
      adjustment                                        (954,949)
                                                     -----------
        Total comprehensive income                     1,514,323
                                                     -----------
Dividends declared ($1.04 per share)                  (1,751,685)

Treasury shares purchased at cost                       (931,649)
                                                     -----------
Balances at December 31, 1999                         29,358,956
                                                     ===========


See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                              YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                      1999             1998              1997
                                                                 -------------    -------------    -------------
Cash flows from operating activities:
    Net income                                                   $   2,469,272        2,267,420          542,221
    Adjustments to reconcile net income to net cash
      provided by (used) in operating activities:
        Provision for loan losses                                      203,500          335,000          492,400
        Amortization of goodwill and identifiable intangibles          187,477          105,683           42,984
        Depreciation                                                   287,083          320,080          110,329
        Equity in income of Valley Bancorp, Inc.                      (126,367)          (1,550)              --
        Amortization of loan origination fees                               --            3,292          (54,037)
        Amortization of premiums and discounts on
          investment securities and loans                              265,178          (30,636)          (2,040)
        Gain on sale of investment securities                          (30,357)         (43,162)              --
        Gain on sale of real estate owned                               (4,970)              --               --
        Mortgage loans originated and held for sale               (114,591,857)     (85,999,406)     (30,718,295)
        Proceeds from sales of mortgage loans held for sale        119,117,722       81,749,817       31,649,850
        FHLB stock dividends                                          (161,100)         (82,800)         (26,800)
        Increase in accrued interest receivable                       (340,297)        (404,023)        (207,127)
        Decrease (increase) in deferred income taxes                   (41,604)         117,440         (133,003)
        Decrease (increase) in other assets                           (278,127)       2,185,394          (32,448)
        Increase (decrease) in income taxes payable                    360,639         (168,053)         102,349
        Increase in accrued interest payable                           260,927          129,408          233,664
        Decrease in accrued expenses
          and other liabilities                                       (127,019)      (2,568,482)        (172,248)
                                                                 -------------    -------------    -------------

             Net cash provided by (used in) operating
               activities                                            7,450,100       (2,084,578)       1,827,799
                                                                 -------------    -------------    -------------

Cash flows from investing activities:
    Net decrease in time deposits in banks                                  --           98,000               --
    Net increase in loans receivable                               (43,534,649)     (46,501,033)     (15,777,452)
    Purchases of securities available-for-sale                     (33,921,870)     (37,033,497)      (6,872,431)
    Proceeds from maturities, paydowns and sales of securities
      available-for-sale                                            30,990,562       44,300,431        6,869,640
    Purchases of Federal Home Loan Bank stock                       (1,652,800)        (210,600)         (49,100)
    Purchase of Valley Bancorp, Inc. stock                          (1,746,591)      (2,682,241)              --
    Cash paid to FDIC on failed bank                                  (333,245)              --               --
    Purchases of premises and equipment                             (1,661,802)        (940,655)        (556,554)
    Proceeds from sale of real estate and other personal
      property owned                                                   662,213          360,000               --
    Additions of real estate and other personal
      property owned                                                   (39,748)          (4,756)              --
    Acquisition of identifiable intangibles                                 --         (183,316)              --
    Decrease in minority interest                                           --               --             (451)
    Acquired cash and cash equivalents in merger                            --        8,112,629               --
    Acquired cash and cash equivalents of failed bank                       --       11,553,977               --
                                                                 -------------    -------------    -------------

             Net cash used in investing activities                 (51,237,930)     (23,131,061)     (16,386,348)
                                                                 -------------    -------------    -------------

Cash flows from financing activities:
    Net increase in deposits                                        12,261,454       13,982,987       12,745,405
    Net increase in FHLB advances                                   24,250,000       15,750,000        5,000,000
    Payments on long-term debt                                              --       (2,350,000)        (200,000)
    Net increase (decrease) in securities sold under
      repurchase agreements                                          2,095,387        6,277,423       (3,201,637)
    Increase (decrease) in advances from borrowers for
      taxes and insurance                                               65,554          (59,450)          (5,437)
    Capital contribution                                                    --        2,275,000               --
    Purchase of treasury stock                                        (931,649)              --               --
    Dividends paid to stockholders                                  (1,751,685)      (1,273,736)              --
                                                                 -------------    -------------    -------------

             Net cash provided by financing activities              35,989,061       34,602,224       14,338,331
                                                                 -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents                (7,798,769)       9,386,585         (220,218)

Cash and cash equivalents at beginning of year                      19,255,570        9,868,985       10,089,203
                                                                 -------------    -------------    -------------

Cash and cash equivalents at end of year                         $  11,456,801       19,255,570        9,868,985
                                                                 =============    =============    =============

Cash paid during the year for:
    Interest                                                     $   9,280,000        6,933,000        2,924,000
    Income taxes                                                     1,220,000        1,449,000          355,000
                                                                 =============    =============    =============



See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997





(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


       (a)    GENERAL

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

              On February 3, 1998, Heritage Bancorporation merged with United Financial Corp. ("United"). Heritage Bancorporation was the parent company of Heritage Bank (acquired by Heritage Bancorporation in June 1994) and United Financial Corp. was the parent company of United Savings Bank. The merger resulted in a combined entity, United Financial Corp., owning these two subsidiary banks. The subsidiary banks were combined into one bank called Heritage Bank in May 1998.

              The merger was treated as a reverse acquisition accounted for as a purchase of United by Heritage Bancorporation. Consistent with Heritage Bancorporation being the acquiring corporation, the historical statements of operations of the combined entity only reflect the operations of United commencing on and after the closing date of the merger.

              In August 1998, the Company formed Heritage State to acquire a portion of the business of a failed commercial bank in Fort Benton, Montana.


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


       (d)    INVESTMENT AND MORTGAGE-BACKED SECURITIES

              Investment and mortgage-backed securities available-for-sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available-for-sale are carried at fair value and unrealized gains and losses (net of related tax effects) are excluded from earnings and reported as a separate component of stockholders' equity. All investment and mortgage-backed securities acquired are classified as available-for-sale.

              Declines in the fair value of available-for-sale securities below carrying value that are other than temporary are charged to expense as realized losses and the related carrying value reduced to fair value. The cost of any investment, if sold, is determined by specific identification.

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

              At December 31, 1999 and 1998, the amount of impaired loans was not material.


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

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       (h)    GOODWILL AND IDENTIFIABLE INTANGIBLES

              Goodwill and identifiable intangibles represent the excess of cost over the fair value of the net assets at the date acquired. Goodwill is being amortized against income using the straight-line method over 15 to 25 years. Identifiable intangibles are being amortized against income using the straight-line method over 5 years.


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


       (k)    REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED

              Real estate owned represents real estate assets acquired through foreclosure or deed in lieu and is comprised of properties held for sale and held for investment. Foreclosed assets held for sale are carried at the lower of fair value minus estimated costs to sell, or cost. Fair value is determined as the amount that could be reasonably expected in a current sale (other than a forced or liquidation sale) between a willing buyer and a willing seller. At December 31, 1998, foreclosed assets held for the production of income were held by CSC and carried at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. During 1999, the Company sold real estate held for investment with a book value of $325,000 and recorded a gain of approximately $5,000 on the sale. Also during 1999, the Company sold real estate and other personal property acquired through foreclosure with an aggregate book value of $342,000 and reported no gain or loss. During 1998, the Company sold real estate held for investment with a book value of $360,000 and recorded no gain or loss.


        (l)   INCOME TAXES

              Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in tax expense in the period that includes the enactment date.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       (m)    NET INCOME PER SHARE

              Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. The Company had no dilutive potential common stock during the years ended December 31, 1999, 1998 or 1997.

              Net income per share for the year ended December 31, 1997 is calculated by dividing net income by the pro forma weighted average Heritage Bancorporation common shares outstanding. Pro forma weighted average shares outstanding is based on the 475,000 shares assumed to be outstanding after the February 3, 1998 assumed recapitalization effected in conjunction with the acquisition of United.


       (n)    LONG-LIVED ASSETS

              Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. At December 31, 1999 and 1998, there were no assets that were considered impaired.

       (o)    MORTGAGE SERVICING RIGHTS

              The Company recognizes mortgage servicing rights as an asset regardless of whether the servicing rights are acquired or retained on loans originated and subsequently sold. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. As of December 31, 1999 the carrying value of originated servicing rights was approximately $102,000. There were no capitalized mortgage servicing rights at December 31, 1998.


        (p)   COMPREHENSIVE INCOME

              The Company is required to report it's comprehensive income, which includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders in a separate statement. The Company's only significant element of other comprehensive income is unrealized gains and losses on available-for-sale securities.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       (q)    NEW ACCOUNTING PRONOUNCEMENTS

              In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management of the Company is currently assessing the effect, if any, on its financial statements of implementing SFAS No. 133. In June 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which extended the required adoption date of SFAS No. 133 for the Company from January 1, 2000 to January 1, 2001.


(2)    CASH ON HAND AND IN BANKS

       The subsidiary banks are required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. The amount of this required reserve balance at December 31, 1999 was approximately $621,000. An additional $225,000 compensating balance is required to be maintained with the Federal Reserve Bank for wire transfers.

(3)    SECURITIES AVAILABLE-FOR-SALE

       The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale at December 31 are as follows:

                                                                               1999
                                      ---------------------------------------------------------------------------------------
                                                                   GROSS                  GROSS               ESTIMATED
                                          AMORTIZED             UNREALIZED             UNREALIZED                FAIR
                                             COST                  GAINS                 LOSSES                 VALUE
                                      -------------------   --------------------   --------------------   -------------------
      U.S. Government and
          Federal agencies         $        10,210,411                     -               (416,163)             9,794,218
      Mortgage-backed securities
                                            40,260,666                89,533               (895,451)            39,454,748
      Municipal bonds                        2,094,961                 2,414               (162,041)             1,935,334
      Other                                  2,041,273                     -               (181,101)             1,860,172
                                      -------------------   --------------------   --------------------   -------------------

                                   $        54,607,311                91,947             (1,654,786)            53,044,472
                                      ===================   ====================   ====================   ===================

                                                                               1998
                                      ---------------------------------------------------------------------------------------
                                                                   GROSS                  GROSS               ESTIMATED
                                          AMORTIZED             UNREALIZED             UNREALIZED                FAIR
                                             COST                  GAINS                 LOSSES                 VALUE
                                      -------------------   --------------------   --------------------   -------------------
      U.S. Government and
          Federal agencies         $        13,643,490                26,394                (33,159)            13,636,725
      Mortgage-backed securities
                                            36,369,874                76,794                (93,923)            36,352,745
      Municipal bonds                          858,660                30,641                 (4,510)               884,791
      Other                                  1,038,800                     -                (13,404)             1,025,396
                                      -------------------   --------------------   --------------------   -------------------

                                   $        51,910,824               133,829               (144,996)            51,899,657
                                      ===================   ====================   ====================   ===================


                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The Company has not entered into any swaps, options, or futures contracts. Included in the municipal bonds, U.S. Government and Federal agencies security amounts are investments which have call features.

Maturities of securities available-for-sale by contractual maturity at December 31, 1999 are shown below. Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities.

                                                                                               ESTIMATED
                                                                      AMORTIZED                   FAIR
                                                                        COST                     VALUE
                                                                 --------------------   -------------------
      Due within one year                                     $           202,567                202,438
      Due after one year through five years                             5,896,288              5,663,064
      Due after five years through ten years                            6,795,866              6,435,641
      Due after ten years                                               1,451,925              1,288,581
                                                                 --------------------   -------------------
                                                                       14,346,646             13,589,724
      Mortgage-backed securities                                       40,260,666             39,454,748
                                                                 --------------------   -------------------

                                                              $        54,607,312             53,044,472
                                                                 ====================   ===================


Gross proceeds from sales of investment securities were $10,123,123 and $7,594,567 for the years ended December 31, 1999 and 1998 respectively, resulting in gross gains of $30,357 and gross losses of $0 in 1999, and gross gains of $63,880 and gross losses of $20,718 in 1998. There were no sales of investment securities available-for-sale during the year ended December 31, 1997.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(4)     COMPREHENSIVE INCOME

       The Company's only significant element of other comprehensive income is unrealized gains and losses on available-for-sale securities.

                                                                            YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------
                                                                                    1999
                                                              ---------------------------------------------------
                                                                   BEFORE              TAX            AFTER
                                                                     TAX             EXPENSE           TAX
                                                              -----------------  --------------  ---------------
        Unrealized and realized
          holding losses arising during period                  $(1,582,029)          (609,043)       (972,936)
        Less:  reclassification adjustment for gains
          included in net income                                     30,357             12,320          17,987
                                                              -----------------  --------------- ---------------
        Net unrealized losses on securities                     $(1,551,672)          (596,723)       (954,949)
                                                              =================  =============== ===============

                                                                                   1998

                                                               -------------------------------------------------
                                                                   Before              Tax           After
                                                                     Tax             Expense          Tax
                                                               ----------------  --------------  ---------------
        Unrealized and realized
          holding losses arising during period                 $  (257,794)           (96,166)      (161,628)
        Less:  reclassification adjustment for gains
          included in net income                                    43,162             16,617         26,545
                                                               ----------------  --------------  ---------------
        Net unrealized losses on securities                    $  (214,632)           (79,549)      (135,083)
                                                               ================  ==============  ===============

                                                                                 1997

                                                               -------------------------------------------------
                                                                   Before             Tax             After
                                                                     Tax            Expense            Tax
                                                               ----------------  --------------  ---------------
        Unrealized and realized
          holding losses arising during period                 $      44,417           16,424            27,993
        Less:  reclassification adjustment for gains
          included in net income                                       -                 -               -
                                                               ----------------  --------------  ---------------
        Net unrealized gains on securities                     $      44,417           16,424            27,993
                                                               ================  ==============  ===============


                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(5)    LOANS RECEIVABLE, NET

Loans receivable, net at December 31 are summarized as follows:

                                                                                          1999                   1998
                                                                                   --------------------   -------------------
      First mortgage loans and contracts secured by real estate                 $        66,107,637             53,208,295
      Commercial real estate loans                                                       30,594,201             27,449,222
      Commercial loans                                                                   60,060,456             37,564,411
      Second mortgage consumer loans                                                      7,702,056              9,065,655
      Auto and other consumer loans                                                      11,275,882              7,159,864
      Agricultural loans                                                                  9,804,791              8,191,121
      Savings account loans                                                                 957,364                752,320
      Tax exempt municipal loans                                                          1,427,646              1,476,736
                                                                                   --------------------   -------------------
                                                                                        187,930,033            144,867,624
      Less:
          Unearned discount and deferred loan origination fees                               (3,580)                23,831
          Allowance for loan losses                                                       1,585,819              1,484,680
                                                                                   --------------------   -------------------
                                                                                $       186,347,794            143,359,113
                                                                                   ====================   ===================

       A summary of activity in the allowance for loan losses for the years ended December 31 follows:

                                                                   1999                   1998                   1997
                                                            --------------------   --------------------   -------------------
          Balance, beginning of year                     $       1,484,680                845,905               387,656
          Balance acquired in merger                                    --                347,900                  -
          Provision for loan losses                                203,500                335,000               492,400
          Losses charged off, net of recoveries                   (102,361)               (44,125)              (34,151)
                                                            --------------------   --------------------   -------------------

          Balance, end of year                           $       1,585,819              1,484,680               845,905
                                                            ====================   ====================   ===================


       Loans receivable include approximately $44,984,000 and $37,163,000 in adjustable rate loans at December 31, 1999 and 1998, respectively.

       Real estate loans serviced for others totaled approximately $39,742,000 and $23,021,000 at December 31, 1999 and 1998, respectively.

       At December 31, 1999 and 1998 approximately $55,691,000 and $36,117,000, respectively, of the Company's loans receivable are obligations of customers located outside of the Company's trade area.

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

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

       Financial instruments outstanding at December 31, 1999 whose contract amounts represent credit risk include:

               Letters of credit                          $          77,219
                                                           ===================
               Commitment outstanding - fixed rate        $       3,609,000
                                                           ===================
               Unused lines of credit                     $      12,910,000
                                                           ===================

(6)    ACCRUED INTEREST RECEIVABLE

       Accrued interest receivable at December 31 is summarized as follows:

                                                                                          1999                   1998
                                                                                   --------------------   -------------------
           Loans receivable                                                     $      1,752,476               1,483,478
           Mortgage-backed securities                                                    229,682                 190,691
           Investment securities                                                         265,404                 207,105
           Time deposits in banks and other interest-earning assets                       11,100                  37,091
                                                                                   --------------------   -------------------

                                                                                $      2,258,662               1,918,365
                                                                                   ====================   ===================


(7)    PREMISES AND EQUIPMENT

       Premises and equipment at December 31 are summarized as follows:

                                                                                          1999                   1998
                                                                                   --------------------   -------------------
          Land                                                                  $        714,913                 384,912
          Building and improvements                                                    2,677,611               2,538,110
          Construction in progress                                                       936,812                       -
          Furniture, fixtures and equipment                                            1,665,768               1,442,947
                                                                                   --------------------   -------------------
                                                                                       5,995,104               4,365,969
          Accumulated depreciation                                                    (1,122,434)               (883,558)
                                                                                   --------------------   -------------------

                                                                                $      4,872,670               3,482,411
                                                                                   ====================   ===================

       Included in building and improvements is approximately $530,000 related to a duplicate facility acquired in the merger which is currently held for sale.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(8)    DEPOSITS

Deposits at December 31 are summarized as follows:

                                                                    1999                                       1998
                                          ---------------------------------------------------   ------------------------------
                                              WEIGHTED
                                            AVERAGE RATE            AMOUNT             %             AMOUNT             %
                                          ------------------   ------------------   ---------   ------------------   ---------
      Demand accounts                           0.00%       $     18,750,554          10.4%  $     18,895,349          11.3%

      NOW and money market accounts             1.74%             23,332,776          13.0         22,906,877          13.7
      Savings accounts                          4.04%             48,295,547          26.8         46,810,631          27.9

      Certificates of deposit:              2.00 to 2.99%                311            -                 147            -
                                            3.00 to 3.99%              8,346            -               6,229            -
                                            4.00 to 4.99%         15,772,283           8.8          4,981,241           3.0
                                            5.00 to 5.99%         59,323,533          33.0         53,790,598          32.1
                                            6.00 to 6.99%         14,398,188           8.0         20,108,513          12.0
                                            7.00 to 7.99%              -               -              120,499           -
                                                               ------------------   ---------   ------------------   ---------

      Total certificates of deposit             5.46%             89,502,661          49.8         79,007,227          47.1
                                                               ------------------   ---------   ------------------   ---------

      Total interest-bearing deposits           4.50%            161,130,984          89.6        148,724,735          88.7
                                                                                                                     ---------

                                                4.03%       $    179,881,538         100.0%  $    167,620,084         100.0%
                                                               ==================   =========   ==================   =========

       Scheduled maturities of certificates of deposit at December 31, 1999 are as follows:

       Due within one year                       $         65,288,455
       Due within two to three years                       21,803,047
       Due within four to five years                        2,303,026
       Due after five years                                   108,133
                                                     -------------------
                                                 $         89,502,661
                                                     ===================

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       Certificates of deposit of $100,000 or more are approximately $15,894,000 and $12,998,000 at December 31, 1999 and 1998, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

       Interest expense on deposits for the years ended December 31 is summarized as follows:

                                                                   1999                   1998                   1997
                                                            --------------------   --------------------   -------------------

          Savings accounts                               $       1,837,886              1,610,134               468,392
          NOW and money market accounts                            479,045                267,275               229,475
          Certificates of deposit                                4,562,657              4,213,514             1,937,367
                                                            --------------------   --------------------   -------------------

                                                         $       6,879,588              6,090,923             2,635,234
                                                            ====================   ====================   ===================


(9)    FEDERAL HOME LOAN BANK ADVANCES

       Federal Home Loan Bank advances at December 31 are summarized as follows:

                                                                                          1999                   1998
                                                                                   --------------------   -------------------

          4.79% to 6.55% fixed rate advances, interest payable monthly          $        40,425,000             19,175,000
          4.82% to 5.52% putable advances, put options exercisable quarterly,
             interest payable monthly                                                     6,000,000              3,000,000

                                                                                   --------------------   -------------------

                                                                                $        46,425,000             22,175,000
                                                                                   ====================   ===================


       Contractual principal repayments on advances from the Federal Home Loan Bank subsequent to December 31, 1999 are as follows:

               YEARS ENDING DECEMBER 31,
                        2000                            $         24,750,000
                        2001                                       9,675,000
                        2002                                       1,000,000
                        2003                                       5,000,000
                        2004                                       4,000,000
                        Thereafter                                 2,000,000
                                                            --------------------

                                                        $         46,425,000
                                                            ====================

       These advances are collateralized by the Federal Home Loan Bank of Seattle stock held by the Company, unpledged investment and mortgage-backed securities and qualifying real estate loans totaling $64,214,000 at December 31, 1999.

       The weighted average interest rate on these advances was 5.77% and 5.65% at December 31, 1999 and 1998, respectively.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       At December 31, 1999, the Company had a Cash Management Advance (CMA) note with a maximum allowable advance of $47,066,400. There were no outstanding advances on the CMA note as of December 31, 1999.


(10)   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

       Securities sold under agreements to repurchase at December 31 consist of the following:

                                                                               1999
                                      ---------------------------------------------------------------------------------------
                                                                 WEIGHTED              BOOK VALUE            MARKET VALUE
                                          REPURCHASE              AVERAGE             OF UNDERLYING         OF UNDERLYING
                                            AMOUNT                 RATE                SECURITIES             SECURITIES
                                      -------------------   --------------------   --------------------   -------------------
      To repurchase within:
          1 - 30 days              $         1,646,328              5.38%       $         2,368,390              2,313,161
          31 - 90 days                         854,827              5.18                  2,268,389              2,191,401
          Greater than 90 days               9,044,804              5.66                 11,022,544             11,688,380
                                      -------------------   --------------------   --------------------   -------------------
                                   $        11,545,959              5.58%       $        15,659,323             16,192,942
                                      ===================   ====================   ====================   ===================

                                                                               1998
                                      ---------------------------------------------------------------------------------------
                                                                 WEIGHTED              BOOK VALUE            MARKET VALUE
                                          REPURCHASE              AVERAGE             OF UNDERLYING         OF UNDERLYING
                                            AMOUNT                 RATE                SECURITIES             SECURITIES
                                      -------------------   --------------------   --------------------   -------------------
      To repurchase within:
          1 - 30 days              $         3,615,604              4.69%       $         3,826,972              3,862,197
          31 - 90 days                       1,863,000              5.31                  1,987,526              2,009,188
          Greater than 90 days
                                             3,971,968              5.02                  5,253,786              5,300,364
                                      -------------------   --------------------   --------------------   -------------------

                                   $         9,450,572              4.95%       $        11,068,284             11,171,749
                                      ===================   ====================   ====================   ===================

       The securities underlying agreements to repurchase are for the same securities originally sold and are held in a custody account by a third party. For the year ended December 31, 1999, securities sold under agreements to repurchase averaged approximately $10,299,000 and the maximum outstanding at any month end during the year was approximately $11,546,000.

(11)    LINES OF CREDIT

       To comply with OTS Year 2000 readiness guidelines, Heritage Bank established a Federal Funds line at Norwest Bank Minnesota/Wells Fargo (Norwest). The total line was for $10,000,000 with a daily interest rate equal to the Norwest federal funds rate, which was 5.5% at December 31, 1999, secured by investment securities. There was no balance outstanding at December 31, 1999, and there were no borrowings advanced during 1999.

       Heritage also participated in the Century Date Change Special Liquidity Facility, a program established by the Federal Reserve Bank of Minneapolis. The amount available to Heritage is $10,019,383, with an

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       interest rate at 150 basis points above the Federal Open Market Committee's intended federal funds rate (6.80% at December 31, 1999.) The line is secured by investment securities. There was no balance outstanding at December 31, 1999, and there were no borrowings advanced during 1999. As of January 2000, this agreement was cancelled.

       United also has a line of credit of $3,000,000 with Norwest at December 31, 1999, with an interest rate of 175 basis points over the Norwest federal funds rate, or 7.25%. This line is secured by United's Heritage stock and expires October 30, 2000. There were no advances on this line in 1999.


 (12)  INCOME TAXES

       Income tax expense for the years ended December 31 is summarized as follows:

                                                                  FEDERAL                 STATE                 TOTAL
                                                            --------------------   --------------------   -------------------
          1999:
             Current                                     $         1,301,647                279,196              1,580,843
             Deferred                                                (40,571)                (1,033)               (41,604)
                                                            --------------------   --------------------   -------------------

                                                         $         1,261,076                278,163              1,539,239
                                                            ====================   ====================   ===================
          1998:
             Current                                     $         1,057,210                223,945              1,281,155
             Deferred                                                 92,662                 24,778                117,440
                                                            --------------------   --------------------   -------------------

                                                         $         1,149,872                248,723              1,398,595
                                                            ====================   ====================   ===================
          1997:
             Current                                     $           417,425                 39,739                457,164
             Deferred                                               (112,368)               (20,635)              (133,003)
                                                            --------------------   --------------------   -------------------

                                                         $           305,057                 19,104                324,161
                                                            ====================   ====================   ===================


       Income tax expense for the years ended December 31 differs from "expected" income tax expense (computed by applying the Federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                                   1999                   1998                   1997
                                                            --------------------   --------------------   -------------------
          Computed "expected" tax expense                $       1,362,894              1,246,445               294,570
          Increase (decrease) resulting from:
             State taxes, net of Federal income tax
             effects                                               178,674                166,483                40,159
             Goodwill amortization                                  40,164                 25,544                14,615
             Tax-exempt interest                                   (45,085)               (18,307)              (24,286)
             Equity in undistributed earnings of
                  Valley Bancorp., Inc.                            (42,965)                  (527)                  -
             Decrease in valuation allowance                          -                      -                  (41,743)
             Other, net                                             45,557                (21,043)               40,846
                                                            --------------------   --------------------   -------------------

                                                         $       1,539,239              1,398,595               324,161
                                                            ====================   ====================   ===================


                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


       Differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                                          1999                   1998
                                                                                   --------------------   -------------------
          Deferred tax assets:
             Loans, principally due to allowance for loan losses                $        629,487                549,976
             Investments, due to difference in basis                                     107,594                136,388
             Premises and equipment and real estate owned, due to   difference
             in basis                                                                     59,159                  8,293
             Basis differences, due to purchase accounting                                 7,568                 16,782
             Unrealized losses on securities available-for-sale                          600,989                  4,266
             Other                                                                        81,226                 52,012
                                                                                   --------------------   -------------------
                Total gross deferred tax assets                                        1,486,023                767,717
                                                                                   --------------------   -------------------

             Deferred tax liabilities:
             Loans, due to difference in basis                                           221,633                222,946
             Stock in Federal Home Loan Bank of Seattle, principally due to
             stock dividends not recognized for tax purposes                             267,782                205,823
             Premises and equipment, principally due to differences in
             depreciation                                                                249,968                218,777
             Prepaid SAIF assessment                                                       6,533                 18,391
                                                                                   --------------------   -------------------
                Total gross deferred tax liabilities                                     745,916                665,937
                                                                                   --------------------   -------------------

                Net deferred tax asset                                          $        740,107                101,780
                                                                                   ====================   ===================


       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, at December 31, 1999 and 1998 management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

       Retained earnings at December 31, 1999 includes approximately $3,477,000 for which no provision for Federal income tax has been made. This amount represents the base year income tax bad debt reserve. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes to its business or operations which would result in a recapture of the base year bad debt reserve into taxable income.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(13)   RELATED PARTIES

       Central Financial Services (CFS) provides various management services to the Company, including accounting, tax and insurance advisory services, and investment, personnel and regulatory consulting. CFS is owned by the Company's Chairman of the Board of Directors and largest shareholder. The charges were $308,691, $209,335 and $81,347 for the years ended December 31, 1999, 1998 and 1997, respectively.


(14)   EMPLOYEE BENEFIT PLAN

       The Company has a savings plan under Section 401(k) of the Internal Revenue Code. The Company allows eligible employees to contribute up to 15% of their monthly wages. The Company matched an amount equal to 75%, 75% and 50% of the employee's contribution, up to 6% of total wages, for the years ended December 31, 1999, 1998 and 1997, respectively. Participants are at all times fully vested in their contributions and are immediately vested in the Company's contributions. The Company's 401(k) contributions and administrative costs were approximately $107,000, $104,000 and $36,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

       The Company has a deferred compensation agreement with an employee that provides for predetermined periodic payments over 15 years upon retirement or death. In the event of acquisition of the Company by a third party, disability or early retirement, the predetermined payments are based on years of service. Amounts expensed under this agreement were approximately $3,300 for each of the three years ended December 31, 1999, 1998 and 1997. The Company owns two single premium insurance policies in connection with this agreement. The policies have a cash value, which is included in other assets on the statements of financial condition, of approximately $282,000 and $267,500 at December 31, 1999 and 1998, respectively.

       In October 1999, the Company adopted a supplemental retirement agreement with an employee that provides for salary continuation benefits upon retirement, disability, or death. The employee is vested in the plan 10% for every plan year of employment and 100% vested after 10 plan years. The effective date for vesting is January 1, 1997. The employee is considered 100% vested upon determination of full or partial disability, death, or change of control, with payment made in a lump sum within 60 days. The normal retirement benefit will be paid in either a lump sum or at the election of the employee an annuity shall be purchased using all available accrued amounts. The amount expensed under this agreement was approximately $970 for the year ended December 31, 1999.

(15)    STOCK OPTION PLAN

       In January 2000, an incentive Stock Option Plan was approved by the Board of Directors which provides for the grant of incentive stock options (ISO's) and non-qualified stock options to certain full and part-time employees and directors of the Company up to 120,000 shares of Company common stock. Vesting is five years for each award. The term of the options is 10 years for ISO's and 15 years for non-qualified options. The option price for all ISO's granted under the plan shall be determined by the compensation committee of the Board of Directors, but shall not be less than 100% of the fair market value of the common stock at the date of grant of such option. The option price for all non-qualified options shall also be determined by the compensation committee. Options granted to 10% or greater shareholders will be based upon 110% of market value and can not be exercised before five years. A change in control provision will immediately vest all options upon completion of a change in control.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

       In January 2000, the Board of Directors granted option to acquire 31,800 shares of common stock. The grant of these options is subject to ratification and adoption of the Stock Option Plan by a vote of the Company's shareholders.

       The Company's existing stock appreciation rights plan was rescinded by the Board of Directors upon its approval of this stock option plan.


 (16)  REGULATORY MATTERS

       UFC, Heritage and Heritage State are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Heritage and Heritage State must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting guidelines. Heritage's and Heritage State's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.


       Quantitative measures established by regulation to ensure capital adequacy require Heritage and Heritage State to maintain minimum amounts and ratios (set forth in the tables below). Management believes, as of December 31, 1999, that Heritage and Heritage State meet all capital adequacy requirements to which they are subject.

       As of December 31, 1999, Heritage and Heritage State were categorized as "well capitalized" under the regulatory framework for prompt corrective action (PCA). To be categorized as "well capitalized" the banks must maintain minimum ratios as set forth in the following tables. There are no conditions or events that management believes have changed the institutions' PCA category.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




                                                                                                          Minimum to be "well
                                                                             Minimum for capital         capitalized" under PCA
                                                     Actual                   adequacy purposes                provisions
                                          -----------------------------    -------------------------    -------------------------
      United:  (in thousands)                Amount          Ratio            Amount         Ratio         Amount         Ratio
      -----------------------             -------------   -------------    -------------    --------    -------------    --------
      December 31, 1999:
          Total capital               $       25,429           14.10   $        14,477         8.0  $          N/A          -
          Tier I capital                      28,392           15.75               -           -               N/A          -
          Tier I leverage                     28,392           10.54            10,776         4.0             N/A          -
          Tangible capital                    28,392           10.52            10,799         4.0             N/A          -

      December 31, 1998:
          Total capital                       27,365           20.81            10,544         8.0             N/A          -
          Tier I capital                      28,564           21.72               -           -               N/A          -
          Tier I leverage                     28,564           12.56             9,098         4.0             N/A          -
          Tangible capital                    28,564           12.39             9,223         4.0             N/A          -

      Heritage:
      December 31, 1999:
          Total capital                       21,087           13.17            12,813         8.0          16,016         10.0
          Tier I capital                      19,634           12.26               -           -             9,610          6.0
          Tier I leverage                     19,634            7.86             7,492         3.0          12,486          5.0
          Tangible capital                    19,634            7.86             3,746         1.5             -            -

      December 31, 1998:
          Total capital                       20,956           16.78             9,989         8.0          12,486         10.0
          Tier I capital                      19,517           15.63               -           -             7,492          6.0
          Tier I leverage                     19,517            9.17             6,386         3.0          10,643          5.0
          Tangible capital                    19,517            9.17             3,193         1.5             -            -

      Heritage State:
      December 31, 1999:
          Total                                1,706           12.77             1,069         8.0             134         10.0
          Tier I                               1,573           11.78               534         4.0             801          6.0
          Tier I leverage                      1,573            8.60               731         4.0             914          5.0

      December 31, 1998:
          Total                                  948           20.66               367         8.0             459         10.0
          Tier I                                 902           19.66               184         4.0             275          6.0
          Tier I leverage                        902            8.84               408         4.0             510          5.0


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

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



(17)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       The following assumptions and methods were used by the Company in estimating the fair value of its financial instruments:

           FINANCIAL ASSETS. Due to the liquid nature of the instruments, the carrying value of cash and cash equivalents and time deposits in banks approximates fair value. For all investment and mortgage-backed securities available-for-sale, the fair value is based upon quoted market prices. The fair value of loans receivable was obtained from an internally generated fair value model which primarily employs the discounted cash flow method which estimates fair value by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the model has assumptions about the size and timing of expected cash flows and appropriate discount rates. The fair value of loans receivable was estimated by discounting future cash flow using current rates at which similar loans would be made. The fair value of loans held for sale approximates carrying fair, as the carrying value is the lower of cost or fair value, and the Company expects the loans to be sold, with no gain or loss, in the short-term. The fair value of FHLB stock approximates redemption value. The fair value of accrued interest receivable approximates book value as the Company expects contractual receipt in the near-term. The fair value of the investment in Valley Bancorp, Inc. was based on the current market value of Valley stock at December 31, 1999. At December 31, 1998, the fair value approximated the book value due to the purchase of the stock occurring near December 31, 1998.

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

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

       The approximate book value and fair value of the Company's financial instruments as of December 31 are as follows:

                                                                    1999                               1998
                                                       -------------------------------    -------------------------------
                                                         CARRYING           FAIR            CARRYING           FAIR
                                                           VALUE            VALUE             VALUE            VALUE
                                                       --------------   --------------    --------------   --------------
       Financial assets:
          Cash and cash equivalents                 $   11,457,000        11,457,000       19,256,000        19,256,000
          Securities available-for-sale                 53,044,000        53,044,000       51,900,000        51,900,000
          Loans receivable, net                        186,348,000       187,500,000      143,359,000       150,300,000
          Loans held for sale                            1,191,000         1,191,000        5,717,000         5,717,000
          Stock in FHLB of Seattle                       3,046,000         3,046,000        1,232,000         1,232,000
          Investment in Valley Bancorp, Inc.             4,549,000         4,815,000        2,684,000         2,684,000
          Accrued interest receivable                    2,259,000         2,259,000        1,918,000         1,918,000

      Financial liabilities:
          Deposits                                     179,882,000       179,384,000      167,620,000       168,410,000
          FHLB advances and securities sold under
             agreements to repurchase                   57,971,000        57,244,000       31,626,000        31,544,000
          Accrued interest payable                       1,528,000         1,528,000        1,267,000         1,267,000


(18)   COMMITMENTS AND CONTINGENCIES

       Heritage has sold loans to various investors in the secondary market under sales agreements which contain repurchase provisions. Under the repurchase provisions, Heritage may be required to repurchase a loan if a borrower fails to make three monthly payments within 120 days after the sale of the loan. The balance of loans sold with repurchase provisions remaining at December 31, 1999 is approximately $14,395,000. There were no loans repurchased during 1999. Total loans sold during 1999 were approximately $119,118,000.

       In June 1997, the Company entered into a five-year service contract for data processing services. In the event of early termination of the service contract by the Company, the Company has agreed to pay an amount equal to fifty percent of the average monthly fee paid for services multiplied by the number of months remaining under the term of the contract.

       At December 31, 1999, the Company had entered into various construction contracts for construction of its Bozeman and Missoula branches. The major contracts aggregated approximately $1,638,000 and are expected to be completed by June 2000. Total costs incurred on these contracts as of December 31, 1999 were approximately $937,000.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(19)   PARENT COMPANY INFORMATION (CONDENSED)

       The summarized financial information for United Financial Corp. is presented below:


          CONDENSED STATEMENTS OF FINANCIAL CONDITION                                            DECEMBER 31,
                                                                                   ------------------------------------------
                                         ASSETS                                           1999                   1998
                                         ------                                    --------------------   -------------------
          Cash and cash equivalents ($373,232 and $103,401 deposited            $           556,592              2,295,721
             with Heritage, respectively)
          Investment securities available-for-sale                                        1,889,957              2,063,775
          Investment in subsidiary banks                                                 22,136,685             22,690,294
          Investment in Valley Bancorp, Inc.                                              4,548,949              2,683,791
          Loans receivable                                                                  135,884                698,006
          Accrued interest receivable                                                        24,414                 74,271
          Other assets                                                                      248,657                133,454
                                                                                   --------------------   -------------------

          Total assets                                                          $        29,541,138             30,639,312
                                                                                   ====================   ===================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

          Other liabilities                                                     $           182,182                111,345
                                                                                   --------------------   -------------------

          Total liabilities                                                                 182,182                111,345
                                                                                   --------------------   -------------------

          Common stock                                                                   28,001,579             28,001,579
          Retained earnings                                                               3,250,876              2,533,289
          Treasury stock                                                                   (931,649)                 -
          Accumulated other comprehensive loss                                             (961,850)                (6,901)
                                                                                   --------------------   -------------------

          Total stockholders' equity                                                     29,358,956             30,527,967
                                                                                   --------------------   -------------------

          Total liabilities stockholders' equity                                $        29,541,138             30,639,312
                                                                                   ====================   ===================


                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




      CONDENSED STATEMENTS OF INCOME                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------
                                                                   1999                   1998                   1997
                                                            --------------------   --------------------   -------------------
      Revenues:
          Cash dividends from bank subsidiaries          $       2,760,000              1,225,828               320,000
          Interest income                                          270,270                432,153                 4,323
          Other income                                             127,526                  1,988                  -
                                                            --------------------   --------------------   -------------------

                                                                 3,157,796              1,659,969               324,323
                                                            --------------------   --------------------   -------------------
      Expenses:
          Interest expense                                           -                     11,917               189,657
          Other operating expenses                                 290,213                407,075                81,850
                                                            --------------------   --------------------   -------------------
                                                                   290,213                418,992               271,507
                                                            --------------------   --------------------   -------------------
             Income before equity in undistributed
                earnings of subsidiaries and income
                taxes                                            2,867,583              1,240,977                52,816
      Dividends in excess of earnings of subsidiaries
                                                                  (359,635)                     -                     -
      Equity in undistributed earnings of subsidiaries
                                                                         -              1,028,932               388,461
                                                            --------------------   --------------------   -------------------

             Income before income taxes                          2,507,948              2,269,909               441,277

       Income tax expense (benefit)                                 38,676                  2,489              (100,944)
                                                            --------------------   --------------------   -------------------
             Net income                                  $       2,469,272              2,267,420               542,221
                                                            ====================   ====================   ===================

      CONDENSED STATEMENTS OF CASH FLOWS                                        YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------
                                                                   1999                   1998                   1997
                                                            --------------------   --------------------   -------------------
      Cash flows from operating activities:
          Net income                                     $       2,469,272              2,267,420               542,221
          Adjustments to reconcile net income to net
             cash provided by operating activities:
                Dividends in excess of earnings of                                          _                     _
                    subsidiaries                                   359,635
                Equity in undistributed earnings of                  _
                    subsidiaries                                                       (1,028,932)             (388,461)
                Equity in income of Valley Bancorp, Inc.
                                                                  (126,367)                (1,550)                -
                Amortization of investment securities
                    premiums and discounts, net
                                                                    28,480                  3,649                 -
                Increase (decrease) in other assets and
                    liabilities, net                                51,391                (76,098)               15,839
                                                            --------------------   --------------------   -------------------
                       Net cash provided by operating
                          activities                             2,782,411              1,164,489               169,599
                                                            --------------------   --------------------   -------------------

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                                                                YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------
                                                                   1999                   1998                   1997
                                                            --------------------   --------------------   -------------------
      Cash flows from investing activities:
          Purchases of securities available-for-sale            (2,004,167)               (45,192)                -
          Proceeds from sales and maturities of
            securities available-for-sale                        2,050,430              3,000,000                 -
          Purchases of Valley Bancorp, Inc. stock               (1,746,591)            (2,682,241)                -
          Net decrease in loans receivable                         562,122                 52,006                 -
          Capital contribution to Heritage State Bank
                                                                  (700,000)            (1,374,000)                -
          Acquired cash and cash equivalents in merger
                                                                    -                   3,468,600                 -
                                                            --------------------   --------------------   -------------------
              Net cash provided by (used in) investing
                activities                                      (1,838,206)             2,419,173                 -
                                                            --------------------   --------------------   -------------------

      Cash flows from financing activities:
          Payments on long-term debt                                -                  (2,350,000)             (200,000)
          Purchase of treasury stock                              (931,649)
          Capital contribution                                      -                   2,275,000                 -
          Dividends paid to stockholders                        (1,751,685)            (1,273,736)                -
                                                            --------------------   --------------------   -------------------
              Net cash used in financing activities             (2,683,334)            (1,348,736)             (200,000)
                                                            --------------------   --------------------   -------------------

      Net increase (decrease) in cash and cash
          equivalents                                           (1,739,129)             2,234,926               (30,401)
      Cash and cash equivalents at beginning of year
                                                                 2,295,721                 60,795                91,196
                                                            --------------------   --------------------   -------------------

      Cash and cash equivalents at end of year           $         556,592              2,295,721                60,795
                                                            ====================   ====================   ===================


                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(20)  ACQUISITION

       During 1999, the Company increased its ownership percentage of Valley Bancorp, Inc. (Valley) to 39.93% at December 31, 1999 from 25% at December 31, 1998. The Company's investment in Valley was being accounted for by the equity method in 1999 and 1998. Valley is a bank holding company located in Phoenix, Arizona and is the parent company of Valley Bank of Arizona, a state chartered commercial bank. Summary unaudited financial information (in thousands) of Valley as of and for the years ended December 31, 1999 and 1998 follows (in thousands):

                                                 1999               1998
                                                 ----               ----
       Total assets                             $59,464            49,102

       Total liabilities                       (52,022)           (41,751)
                                               --------           --------

       Stockholders' equity                     $ 7,442             7,351
                                                =======           =======

       Interest income                          $ 4,447             3,447
       Interest expense                           1,971             1,610
                                               --------           --------

       Net interest income                      $ 2,476             1,837
                                               ========           =======

       Net income                                 $ 451               708
                                               ========           =======


       A reconciliation of the investment in Valley at December 31, 1999 is as follows (in thousands):

                 Stockholders' equity of Valley                  $ 7,442

                 Ownership percentage                              39.93%
                                                                 --------

                       UFC's equity in Valley                       2,972

                 Excess purchase price                              1,577
                                                                 --------

                       Investment in Valley                      $  4,549
                                                                 ========

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       On January 10, 2000, the Company's ownership percentage increased to 50.6%, and additional interests were acquired thereafter. Effective January 1, 2000 the Company will consolidate Valley with its financial statements. The following presents proforma condensed statements of financial condition for the Company at January 1, 2000 as if Valley were consolidated as of that date.

              Assets                                             January 1, 2000
              ------                                              -------------
                                                                   (unaudited)

              Cash and cash equivalents                           $ 12,180,423
              Investment securities available-for-sale              70,178,121
              Loans receivable - net                               226,211,207
              Loans held for sale                                    1,191,111
              Premises and equipment - net                           5,072,768
              Real estate owned                                        224,484
              Accrued interest receivable                            2,643,560
              Goodwill, net                                          3,356,385
              Other assets                                           5,692,637
                                                                   -----------
                  Total assets                                    $326,750,696
                                                                   ===========

              Liabilities and Stockholders' Equity

              Deposits                                            $229,964,160
              Federal Home Loan Bank advances                       46,425,000
              Securities sold under agreements to repurchase        11,545,959
              Federal funds purchased                                1,750,000
              Other borrowed funds                                     800,000
              Accrued interest payable                               1,586,629
              Other liabilities                                      1,642.341
                                                                    ----------
                  Total liabilities                                293,714,089
                                                                   -----------

              Minority interest                                      3,677,651
                                                                   -----------

              Total stockholders' equity                            29,358,956
                                                                    ----------

              Total liabilities and stockholders' equity          $326,750,696
                                                                   ===========

              Ownership percentage                                      50.60%
                                                                        ======

(21)    OPERATING SEGMENT INFORMATION

       As of December 31, 1998, the Company adopted FASB Statement No. 131, Financial Reporting for Segments of a Business Enterprise. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. According to the statement, operating segments are defined as components of an enterprise about which separate financial information

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

       The Company evaluates segment performance internally based on geography, and thus the operating segments are so defined. All segments, except for the segment defined as "other," are based on commercial banking operations. The operating segment defined as "other" includes the Parent company and eliminations of transactions between segments.

       The accounting policies of the individual operating segments are the same as those of the Company described in note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Expenses for centrally provided services are allocated based on the estimated usage of those services.

       The following is a summary of selected operating segment information for the years ended December 31, 1999 and 1998. Operating information is not presented for 1997 as it is not comparable as a result of merger.

                                                            HERITAGE
                                    HERITAGE BANK          STATE BANK              OTHER            CONSOLIDATED
                                 --------------------- --------------------- -------------------- --------------------
       1999:
         Net interest income            $   7,069,704               444,193              270,270            7,784,167
         Provision for loan
           losses                             110,000                93,500                    -              203,500
                                 --------------------- --------------------- -------------------- --------------------
         Net interest income
           after provision                  6,959,704               350,693              270,270            7,580,667

         Non-interest income                3,359,447                43,238              127,526            3,530,211

         Non-interest expense               6,323,404               488,750              290,213            7,102,367

         Income before income
           taxes                            3,995,747               (94,819)             107,583            4,008,511
                                 --------------------- --------------------- -------------------- --------------------

         Income taxes (benefit)             1,536,735               (36,172)              38,676            1,539,239
                                 --------------------- --------------------- -------------------- --------------------
         Net income (loss)             $    2,459,012               (58,647)              68,907            2,469,272
                                 ===================== ===================== ==================== ====================

         Assets                        $  249,073,839            19,087,125            2,064,931          270,225,895

         Loans receivable, net            171,204,354            15,007,555              135,884          186,347,794

         Deposits                         168,224,959            12,044,923             (388,344)         179,881,538

         Stockholders' equity              20,150,527             1,986,159            7,222,270           29,358,956


                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                         HERITAGE
                                 HERITAGE BANK          STATE BANK             OTHER             CONSOLIDATED
                              -------------------- ---------------------------------------------------------------
    1998:
      Net interest income          $    6,349,622                86,615              420,235            6,856,472
      Provision for loan
        losses                            335,000                     -                    -              335,000
                              -------------------- ---------------------------------------------------------------
      Net interest income
        after provision                 6,014,622                86,615              420,235            6,521,472

      Non-interest income               3,275,871                14,176                1,988            3,292,035

      Non-interest expense              5,594,481               145,937              407,074            6,147,492

      Income before income
        taxes                           3,696,012               (45,146)              15,149            3,666,015

      Income taxes (benefit)            1,413,391               (17,285)               2,489            1,398,595
                              -------------------- ---------------------------------------------------------------
      Net income (loss)            $    2,282,621               (27,861)              12,660            2,267,420
                              ==================== ===============================================================

      Assets                       $  214,763,551            11,394,328            6,403,330          232,561,209

      Loans receivable, net           138,992,675             3,668,432              698,006          143,359,113

      Deposits                        159,287,569             9,629,918           (1,297,403)         167,620,084

      Stockholders' equity             21,352,771             1,337,523            7,837,673           30,527,967



SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNITED FINANCIAL CORP.

By: /s/John M. Morrison                By: /s/Kurt R. Weise
    ------------------------------         --------------------------------
    John M. Morrison                       Kurt R. Weise
    Chairman of the Board                  President and Chief Executive Officer
    (Duly Authorized Representative)       (Duly Authorized Representative)

Date:    March 30, 2000                Date:   March 30, 2000
    ------------------------------         --------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/John M. Morrison                By: /s/Kurt R. Weise
    ------------------------------         -------------------------------
    John M. Morrison                       Kurt R. Weise
    Director                               Director

Date:    March 30, 2000                Date:   March 30, 2000
    ----------------------------          ------------------------------


By: /s/ Larry D. Albert                By: /s/Dr. J. William Bloemendaal
    ------------------------------         --------------------------------
    Larry D. Albert                        Dr. J. William Bloemendaal
    Director                               Director

Date:    March 30, 2000                Date:    March 30, 2000
    ----------------------------          ------------------------------


By: /s/Elliott L. Dybdal               By: /s/Janice. M. Graser
    ------------------------------         --------------------------------
    Elliott L. Dybdal                      Janice M. Graser
    Director                               Director

Date:    March 30, 2000                Date:    March 30, 2000
    ----------------------------          ------------------------------

By: /s/Jerome H. Hentges               By: /s/ William L. Madison
    ------------------------------         --------------------------------
    Jerome H. Hentges                      William L. Madison
    Director                               Director

Date:    March 30, 2000                Date:    March 30, 2000
    ----------------------------          ------------------------------

By: /s/Kevin P. Clark                  By: /s/ Steve Feurt
    ------------------------------         --------------------------------
    Kevin P. Clark                         Steve Feurt
    Director                               Director

Date:    March 30, 2000                Date:    March 30, 2000
    ----------------------------          ------------------------------

                                 EXHIBITS INDEX.

Exhibit Number             Description
--------------             -----------


       22.1                Subsidiaries of the Company.

       27.1                Financial Data Schedule.