Form 10-Q
period 2000-03-31
UNITED FINANCIAL CORP \MN\
filed 2000-05-12
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)
           __X__ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

           _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.


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

          Class: Common Stock, No par value; Outstanding at May 8, 2000
                               -- 1,652,312 shares

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS.....................................................1

         Consolidated Condensed Statements of Financial Condition at
           March 31, 2000 and December 31, 1999 (unaudited)........................1

         Consolidated Condensed Statements of Income - Three Months Ended
          March 31, 2000 and March 31, 1999 (unaudited)............................2

         Consolidated Condensed Statements of Cash Flows - Three Months Ended
          March 31, 2000 and March 31, 1999 (unaudited)............................3

         Notes to Consolidated Condensed Financial Statements......................4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS......................................6

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............13

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS.......................................................14

   ITEM 2 CHANGE IN SECURITIES AND USE OF PROCEEDS................................14

   ITEM 3 DEFAULTS UPON SENIOR SECURITIES.........................................14

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...................14

   ITEM 5 OTHER INFORMATION.......................................................14

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K........................................14

SIGNATURES........................................................................15


                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data) (Unaudited)

                                                                                          MARCH 31,           December 31,
                                                                                 -------------------  --------------------
                                                                                            2000                 1999
                                                                                 -------------------  --------------------
ASSETS
  Cash and cash equivalents                                                              $  10,081            $  11,457
  Investment securities available-for-sale                                                  69,659               53,044
  Loans receivable, net                                                                    229,670              186,348
  Loans held for sale                                                                        3,413                1,191
  Premises and equipment, net                                                                5,473                4,873
  Real estate and other personal property owned                                                268                   14
  Accrued interest receivable                                                                2,594                2,259
  Federal Home Loan Bank of Seattle stock, at cost                                           3,095                3,046
  Investment in Valley Bancorp, Inc.                                                            --                4,549
  Goodwill, net of accumulated amortization of $383 and
   $336 at March 31, 2000, and December 31, 1999,
   respectively                                                                              3,451                1,289
  Identifiable intangibles, net of accumulated
   amortization of $117 and $100 at March 31, 2000, and
   December 31, 1999, respectively                                                             520                  537
  Deferred income taxes, net                                                                 1,270                  740
  Other assets                                                                                 976                  879
                                                                                 -------------------  --------------------
                                                                                          $330,470             $270,226
                                                                                 ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  NOW and money market demand accounts                                                    $ 70,164             $ 42,083
  Savings deposits                                                                          48,114               48,296
  Time deposits                                                                            113,493               89,503
                                                                                 -------------------  --------------------
                                                                                           231,771              179,882
  Federal Home Loan Bank advances                                                           46,375               46,425
  Securities sold under agreements to repurchase                                            13,863               11,546
  Other borrowings                                                                           1,000                    -
  Accrued interest payable                                                                   2,085                1,528
  Advances from borrowers for taxes and insurance                                              851                  408
  Income taxes payable                                                                         843                  476
  Other liabilities                                                                            877                  602
                                                                                 -------------------  --------------------
                                                                                           297,665              240,867

 Minority interest                                                                           3,467                   --

 Stockholders' equity:
  Preferred stock, no par value; 2,000,000 shares
   authorized                                                                                   --                   --
  Common stock, no par value; 8,000,000 shares
   authorized; 1,698,312 shares issued                                                      28,002               28,002
  Retained earnings, substantially restricted                                                3,380                3,251
  Treasury stock, at cost; 46,000 shares                                                      (932)                (932)
  Accumulated other comprehensive loss                                                      (1,112)                (962)
                                                                                 -------------------  --------------------
                                                                                            29,338               29,359
                                                                                 -------------------  --------------------
                                                                                          $330,470             $270,226
                                                                                 ===================  ====================

                                                                   Equity/Assets             8.88%               10.86%
                                                                Book Value/Share           $17.76               $17.77


See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                     2000             1999
                                                                                 --------------  ---------------
INTEREST INCOME:
 Loans receivable                                                                       $4,697           $3,090
 Mortgage-backed securities                                                                957              551
 Investment securities                                                                     128              193
 Federal Home Loan Bank stock dividends                                                     47               23
 Other interest earning assets                                                              39               86
                                                                                 --------------  ---------------
   Total interest income                                                                 5,868            3,943
INTEREST EXPENSE:
 Deposits                                                                                2,401            1,661
 Short-term borrowings                                                                     889              440
                                                                                 --------------  ---------------
   Total interest expense                                                                3,290            2,101
                                                                                 --------------  ---------------
   NET INTEREST INCOME                                                                   2,578            1,842
 Provision for loan losses                                                                 164               40
                                                                                 --------------  ---------------
 Net interest income after provision for
  losses on loans                                                                        2,414            1,802
NON-INTEREST INCOME:
 Fees and discounts                                                                        691              717
 Equity in income of Valley Bancorp, Inc.                                                   --               32
 Gain on sale of investment securities                                                      --               15
 Other income                                                                              114               53
                                                                                 --------------  ---------------
   Total non-interest income                                                               805              817
NON-INTEREST EXPENSE:
 Salaries and employee benefits                                                          1,227              902
 Net occupancy and equipment expense                                                       256              177
 Data processing expense                                                                   165              114
 Other expenses                                                                            559              488
                                                                                 --------------  ---------------
   Total non-interest expense                                                            2,207            1,681
                                                                                 --------------  ---------------
   Income before income taxes and minority interest                                      1,012              938
 Provision for income tax expense                                                          398              365
                                                                                 --------------  ---------------
   Income before minority interest                                                         614              573
 Minority interest                                                                         (55)               -
                                                                                 --------------  ---------------
   Net income                                                                            $ 559            $ 573
                                                                                 ==============  ===============
Net income per share                                                                     $ .34            $ .34
                                                                                 ==============  ===============
Weighed average shares outstanding                                                       1,652            1,698
                                                                                 ==============  ===============

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                                     THREE MONTHS ENDED
                                                                                        --------------------------------------------
                                                                                           MARCH 31, 2000         March 31, 1999
                                                                                        ---------------------  ---------------------
OPERATING ACTIVITIES
Net income                                                                                        $   559                $   573
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Provision for loan losses                                                                           164                     40
  Amortization of goodwill and identifiable intangibles                                                66                     46
  Depreciation                                                                                        102                     59
  Equity in income of Valley Bancorp Inc.                                                               -                    (31)
  Amortization of discounts and premiums on investments
     securities                                                                                       135                     97
  Mortgage loans originated and held for sale                                                     (23,514)               (23,888)
  Proceeds from sales of mortgage loans held for sale                                              21,292                 27,226
  Federal Home Loan Bank stock dividends                                                              (49)                   (24)
  Net change in accrued interest receivable                                                            50                    114
  Net change in other assets                                                                          (32)                  (124)
  Net change in income taxes                                                                          343                    349
  Net change in accrued interest payable                                                              498                    138
  Net change in other liabilities                                                                     144                   (597)
  Net change in minority interest                                                                      55                      -
                                                                                        ---------------------  ---------------------
     Net cash provided by (used in) operating activities                                             (187)                 3,978
                                                                                        ---------------------  ---------------------
INVESTING ACTIVITIES
Net increase in time deposits in banks                                                                  -                   (113)
Purchases of securities available-for-sale                                                         (2,000)               (17,850)
Proceeds from maturities, pay downs and sales of securities
     available-for-sale                                                                             2,110                 15,338
Acquisition of real estate owned, net                                                                   -                   (345)
Net change in loans receivable                                                                     (3,666)                (7,443)
Purchases of premises and equipment                                                                  (502)                  (519)
Purchase of Valley stock                                                                           (1,673)                     -
Acquired Valley's cash and cash equivalents                                                         1,206                      -
                                                                                        ---------------------  ---------------------
     Net cash used in investing activities                                                         (4,525)               (10,932)
                                                                                        ---------------------  ---------------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                                 1,806                 (5,984)
Net increase (decrease) in Federal Home Loan Bank advances                                            (50)                 2,000
Net increase in securities sold under repurchase agreements                                         2,317                    555
Net change in federal funds purchased                                                              (1,750)                     -
Net increase in advances from borrowers for taxes and
     insurance                                                                                        443                    404
Advances on long-term debt                                                                          1,000                      -
Dividends paid to stockholders                                                                       (430)                  (441)
                                                                                        ---------------------  ---------------------
     Net cash provided by (used in) financing activities                                            3,336                 (3,466)
                                                                                        ---------------------  ---------------------
Decrease in cash and cash equivalents                                                              (1,376)               (10,420)
Cash and cash equivalents at beginning of year                                                     11,457                 19,255
                                                                                        ---------------------  ---------------------
     Cash and cash equivalents at end of period                                                   $10,081                $ 8,835
                                                                                        =====================  =====================
SUPPLEMENTAL CASH FLOW DISCLOSURE
----------------------------------------------------------------------------------------
Cash payments for interest                                                                        $ 2,788                $ 1,963
Cash payments for income taxes                                                                    $    55                $    25


See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       GENERAL

         United Financial Corp. ("United") is a bank holding company headquartered in Great Falls, Montana, with operations in 11 other Montana communities. Substantially all of United's banking business is conducted through its wholly-owned subsidiaries Heritage Bank F.S.B. ("Heritage Bank") and Heritage State Bank ("State Bank"), a banking subsidiary formed in 1998, collectively referred to herein as the "Banks". United had assets of approximately $330.5 million, deposits of approximately $231.8 million and stockholders' equity of approximately $29.3 million at March 31, 2000. United is now the majority shareholder of Valley Bancorp, Inc. (See Note 2).

         Heritage Bank is a federally chartered stock savings bank with full service banking offices in Chester, Glendive, Great Falls, Havre, Missoula and Shelby, Montana, and loan production offices in Bozeman, Hamilton, Kalispell, and Libby, Montana. The full service banking office in Missoula was opened in February 2000. As of March 31, 2000, a full service banking location is under construction in Bozeman, with a planned June 2000 opening date. State Bank is a state chartered bank with full service banking operations in Fort Benton and Geraldine, Montana. The Banks are engaged in the community banking business of attracting deposits from the general public through their offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in their market areas in Montana. A majority of United's banking business is conducted in the Great Falls area. The Banks also invest in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

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

         United's principal offices are located at 120 First Avenue North, Great Falls, Montana, and its telephone number is (406) 727-6106. Heritage Bank has a wholly owned subsidiary, Community Service Corporation ("CSC"), which owned and managed real estate held for investment during 1999, but which is inactive at March 31, 2000. Heritage Bank holds an 11% ownership interest in Bankers' Resource Center, a computer data center. United, Heritage Bank, State Bank and CSC are collectively referred to herein as "United."

2.       VALLEY BANCORP, INC.

         During 1999, United increased its ownership in Valley Bancorp Inc. ("Valley") to 39.93% of Valley's outstanding shares at December 31, 1999. On January 10, 2000, United increased its ownership to 50.6% and combined with additional shares acquired thereafter United currently owns 54.03% of the outstanding shares of Valley as of March 31, 2000. Valley is a bank holding company located in Phoenix, Arizona and is the parent company of Valley Bank of Arizona, a state chartered commercial bank. Valley had assets of approximately $58.7 million, deposits of approximately $50.9 million and stockholders' equity of approximately $7.5 million at March 31, 2000. The aggregate purchase price of the shares of Valley purchased to date is $6.1 million, including $1.7 million for shares acquired in 1999. As a result of acquiring over 50% of the outstanding shares of Valley, United has consolidated Valley with its financial statements effective January 1, 2000.

3.       BASIS OF PRESENTATION

         United's consolidated financial statements, included herein, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results anticipated for the year ending December 31, 2000. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1999.

4.       STOCK INCENTIVE PLAN

         On January 25, 2000, United's Board of Directors adopted the United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (the "Plan"), subject to approval by the Company's shareholders.

         The Plan provides for a maximum of 120,000 shares of United's Common Stock for issuance under options or other awards, subject to adjustment in certain circumstances. Any employee, officer, director, consultant or independent contractor of the Company and its subsidiaries is eligible to receive awards under the Plan. Awards under the Plan will be available for grant until January 25, 2010. However, an option of the award granted may extend beyond such time.

         United's existing stock appreciation rights plan was rescinded by the Board of Directors upon its approval of this stock option plan.

5.       COMPREHENSIVE INCOME

         United's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.

 (In thousands)
 (Unaudited)
                                                              MARCH 31, 2000                           March 31, 1999
                                                  ---------------------------------------- ----------------------------------------
                                                  BEFORE TAX   TAX EXPENSE     AFTER TAX   Before Tax    Tax Expense    After Tax
                                                  -----------  -------------  ------------ ------------ -------------- ------------
  Unrealized and realized holding losses
   arising during period                              $(243)        $(93)         $(150)        $(87)        $(32)          $(55)
  Less: reclassification adjustment for gains
   included in net income                                --           --             --           15            6              9
                                                  -----------  -------------  ------------ ------------ -------------- ------------
  Net unrealized losses on securities                 $(243)        $(93)         $(150)        $(72)        $(26)          $(46)
                                                  ===========  =============  ============ ============ ============== ============

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

8.       COMPUTATION OF NET INCOME PER SHARE

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

9.       DIVIDENDS DECLARED

         On April 25, 2000, the Board of Directors of United declared a first-quarter cash dividend of $.26 per share, payable May 22, 2000, to shareholders of record on May 8, 2000.

10.      RELATED PARTIES

         Central Financial Services, Inc. ("CFS") provides various management services to United, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by United's Chairman of the Board of Directors and largest shareholder. CFS fees were $89,590, and $55,000 for the three months ended March 31, 2000 and 1999, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1.       FORWARD LOOKING STATEMENTS

         When used in this form 10-Q or future filings made by the Company with the Securities and Exchange Commission, in the Company's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors-including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors-could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

2. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999.


(In thousands)                                                SELECTED FINANCIAL CONDITION RECAP
(Unaudited)                                                                          Valley Bancorp
                                         MARCH 31,       Dec. 31,                     Inc. Acquired        Net
                                           2000           1999           Change       January 1,2000     Change
                                    ----------------------------------------------------------------------------
Cash and cash equivalents               $  10,081       $ 11,457       $  (1,376)          $1,206       $(2,582)
Investment securities,
  available-for-sale, net                  69,659         53,044          16,615           17,134          (519)
Loans receivable, net                     229,670        186,348          43,322           39,863         3,459
Loans held for sale                         3,413          1,191           2,222               --         2,222
Premises and equipment, net                 5,473          4,873             600              200           400
Real estate and other
 personal property owned                      268             14             254              211            43
Federal Home Loan Bank stock                3,095          3,046              49               --            49
Investment in Valley                           --          4,549          (4,549)              --        (4,549)
Goodwill, net                               3,451          1,289           2,162               --         2,162
Identifiable intangibles, net                 520            537             (17)              --           (17)
All other assets                            4,840          3,878             962              875            87
Total assets                              330,470        270,226          60,244           59,489           755
Deposits                                  231,771        179,882          51,889           50,083         1,806
Federal Home Loan Bank advances            46,375         46,425             (50)              --           (50)
Securities sold under
 Agreements to repurchase                  13,863         11,546           2,317               --         2,317
Other borrowings                            1,000             --           1,000               --         1,000
All other liabilities                       4,656          3,014           1,642            1,964          (322)
Total liabilities                         297,665        240,867          56,798           52,047         4,751


                  GENERAL - The various increases in financial statement amounts discussed are primarily the result of consolidating Valley as of January 1, 2000. Financial statement changes strictly from United operations, without the impact of the consolidation of Valley, will be identified and discussed separately. Such changes include the changes of Valley since January 1, 2000.

                  Total assets increased $60.2 million to $330.5 million at March 31, 2000 from $270.2 million at December 31, 1999. The increase in assets was primarily the result of the acquisition of $59.5 million of assets from the consolidation of Valley.

                  INVESTMENT SECURITIES - Investment securities available-for-sale increased $16.6 million to $69.7 million at March 31, 2000 from $53.0 million at December 31, 1999. The Valley consolidation accounted for an increase of $17.1 million. The net decrease of $.5 million was the result of $2.0 million of purchases, offset by $2.1 million of maturities, sales, and principal repayments, $.1 million of amortization and a $.3 million increase in unrealized loss on securities.

                  A comparison of the amortized cost and estimated fair value of the consolidated available for sale investment portfolio at the dates indicated is as follows:

           (In thousands)
           (Unaudited)
                                                                                 MARCH 31, 2000
                                                      ----------------------------------------------------------------------
                                                                             GROSS             GROSS           ESTIMATED
                                                         AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                           COST              GAINS            LOSSES             VALUE
                                                      ----------------  ----------------  ----------------  ----------------
           U.S. GOVERNMENT AND FEDERAL
            AGENCIES                                       $ 24,419             $  --          $   (798)         $ 23,621
           MORTGAGE-BACKED SECURITIES                        43,064                68            (1,313)           41,819
           MUNICIPAL BONDS                                    2,292                --              (127)            2,165
           OTHER INVESTMENTS                                  2,254                --              (200)            2,054
                                                      ----------------  ----------------  ----------------  ----------------
                                                           $ 72,029             $  68          $ (2,438)         $ 69,659
                                                      ================  ================  ================  ================

                                                                                December 31, 1999
                                                      ----------------------------------------------------------------------
                                                                             Gross             Gross           Estimated
                                                         Amortized        Unrealized        Unrealized           Fair
                                                           Cost              Gains            Losses             Value
                                                      ----------------  ----------------  ----------------  ----------------
           U.S. Government and Federal
            Agencies                                       $ 10,210             $  --          $   (416)         $  9,794
           Mortgage-backed securities                        40,261                90              (896)           39,455
           Municipal bonds                                    2,095                 2              (162)            1,935
           Other investments                                  2,041                --              (181)            1,860
                                                      ----------------  ----------------  ----------------  ----------------
                                                           $ 54,607             $  92          $ (1,655)         $ 53,044
                                                      ================  ================  ================  ================

                  LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $43.3 million to $229.7 million at March 31, 2000 from $186.4 million at December 31, 1999. The Valley consolidation accounted for $39.9 million of this increase. The remaining loans receivable increase of $3.4 million is a direct result of strong loan demand generated through officer call programs, increased market area and continued purchase of participation loans and lease financing loans. The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $44.4 million of participation and purchased loans as of March 31, 2000.

                  Heritage Bank sells and retains servicing for a portion of its residential real estate loans to agencies of Montana such as the Montana Board of Investments and the Montana Board of Housing. United recognizes mortgage servicing rights as an asset regardless of whether the servicing rights are acquired or retained on loans originated and subsequently sold. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. As of March 31, 2000 and December 31, 1999, the carrying value of originated servicing rights was approximately $122,000 and $102,000, respectively.

                  During the three months ended March 31, 2000, loans held for sale by United increased $2.2 million to $3.4 million at March 31, 2000 from approximately $1.2 million at December 31, 1999. Approximately $23.5 million of loans were originated for sale and $21.3 million of loans were sold to the secondary market during the three month period ending March 31, 2000.

                  ALLOWANCE FOR LOAN LOSSES - The loan loss reserve increased $.5 million to $2.1 million at March 31, 2000 compared to $1.6 million at December 31, 1999. The increase includes Valley's loan loss reserve at consolidation of $.4 million. The remaining increase is a $.1 million loan loss provision for the three months ended March 31, 2000. During the three months ended March 31, 2000 loans in the amount of $6,055 were determined by United's management to be uncollectable and subsequently charged-off.

         However, management aggressively pursues recoveries which totaled $6,170 for this same three month period. The loan loss reserve at March 31, 2000 is an amount which management believes is adequate given the low level of non-performing assets and management's assessment of loan risk. The United allowance for loan losses to total loans at March 31, 2000 was .88%.

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

                  United follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At March 31, 2000 United had non-accrual loans totaling $786,000 and loans totaling $109,000 past due 90 days and still accruing.

                  United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At March 31, 2000 and December 31, 1999, United had no assets classified as loss or as doubtful. At March 31, 2000 and December 31, 1999, United had $956,000 and $506,000 of reported substandard assets, respectively. As a percent of total assets, substandard assets were approximately .29%, and .19% at March 31, 2000 and December 31, 1999, respectively.

                  REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED - The $254,000 increase includes $211,000 in other real estate held by Valley as of January 1, 2000 and $43,000 of repossessed personal property acquired by United during the first three months of 2000.

                  FEDERAL HOME LOAN BANK STOCK - Federal Home Loan Bank (FHLB) stock increased approximately $49,000 to $3.1 million at March 31, 2000 from $3.0 million at December 31, 1999. This increase was the result of $49,000 of reinvested stock dividends. FHLB stock purchases are made as required to support the increased scope of operations.

                  PREMISES AND EQUIPMENT - This category increased $.6 million to $5.5 million at March 31, 2000 from $4.9 million at December 31, 1999. Valley accounted for $.2 million of the increase. The balance of the increase of $.4 million was primarily due to the construction of the two new branches in Bozeman and Missoula. Heritage Bank invested approximately $67,000 in fixed assets during the first three months of 2000. This increase was primarily due to (1) the purchase of a computer upgrade for all branches, and (2) furniture and fixtures for the new Bozeman and Missoula offices. The purchases of premises and equipment were offset by approximately $77,000 of depreciation.

                  GOODWILL - Goodwill increased $2.2 million from the consolidation of Valley to $3.5 million at March 31, 2000 from $1.3 at December 31, 1999. Goodwill decreased $49,000 due to amortization during the three months ending March 31, 2000. The goodwill is currently being amortized over 15 and 25 years.

                  DEPOSITS - Deposits increased $51.9 million to $231.8 million at March 31, 2000 from $179.9 million at December 31, 1999, which includes a $50.1 million increase from consolidating Valley. The net increase in deposits was $1.8 million.

                  BORROWED FUNDS - FHLB advances decreased $50,000 from December 31, 1999 to March 31, 2000. Securities sold under agreements to repurchase increased $2.3 million to $13.9 million at March 31, 2000 from $11.6 million at December 31, 1999. The additional borrowings in the first three months of 2000 were used to fund increases in United's loan portfolio.

                  STOCKHOLDERS' EQUITY - Stockholders' equity decreased $21,000 to $29.3 million at March 31, 2000 from $29.4 million at December 31, 1999. This decrease is due to $559,000 of net income for the three months ended March 31, 2000 less cash dividends declared of $441,000 and a $150,000 increase in unrealized losses net of tax effects, associated with assets classified as available-for-sale being adjusted to market value.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999.


 (In thousands)                                                            INCOME RECAP
 (Unaudited)
                                     ------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED MARCH 31,
                                     ------------------------------------------------------------------------------------
                                     CONSOLIDATED
                                         WITH         United
                                        VALLEY         Only                             United Only
                                     ---------------------------------------- ------------------------------ ------------
                                         2000          1999        Change         2000             1999         Change
                                     ------------- ------------ ----------- ----------------- -------------- ------------
Interest income                          $5,868        $3,943      $1,925        $4,721            $3,943        $ 778
Interest expense                          3,290         2,101       1,189         2,734             2,101          633
                                     ------------- ------------ ----------- ----------------- -------------- ------------
 Net interest income                      2,578         1,842         736         1,987             1,842          145
Provision for losses on loans               164            40         124           120                40           80
                                     ------------- ------------ ----------- ----------------- -------------- ------------
Net interest income after
  Provision for losses on loans           2,414         1,802         612         1,867             1,802           65
Non-interest income                         805           817         (12)          758               817          (59)
Non-interest expense                      2,207         1,681         526         1,740             1,681           59
                                     ------------- ------------ ----------- ----------------- -------------- ------------
 Income before income taxes
  And minority interest                   1,012           938          74           885               938          (53)
Provision for income tax expense            398           365          33           326               365          (39)
                                     ------------- ------------ ----------- ----------------- -------------- ------------
 Net income before minority
  Interest                               $  614        $  573       $  41        $  559            $  573       $  (14)
                                     ============= ============ =========== ================= ============== ============

                  GENERAL - The table above includes United's 1999 operating results compared to the 2000 operating results consolidated with Valley as well as a comparison of United only operating results for both three month periods ended March 31, 1999 and 2000

                  NET INTEREST INCOME - Like most financial institutions, the most significant component of both United's and Valley's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $736,000 from $1.8 million for the three months ended March 31, 1999 to $2.6 million for the three months ended March 31, 2000. Net interest margin decreased .18% to 3.35% for the three month period ended March 31, 2000 from 3.53% for the same period last year. United has used the funds from additional deposits and borrowings to fund growth in its loan portfolio.

         Although net interest income increased, higher funding rates at FHLB and increased competition for loan rates resulted in a decrease in net interest margin.

                  INTEREST INCOME - The principal reason for the increase in United's net interest income from the three month period ended March 31, 1999 compared to the three month period ended March 31, 2000 was an increase in interest-earning assets from the Valley consolidation. Interest income increased $2.0 million from $3.9 million for the three month period ended March 31, 1999 to $5.9 million for the three month period ended March 31, 2000.

                  For the three month period ended March 31, 2000, compared to the three month period ended March 31, 1999, interest on loans receivable increased $1.6 million, interest on mortgage-backed securities and investments increased $.3 million and interest on other interest-earning assets decreased $.1 million.

                  INTEREST EXPENSE - The principal reason for the increase in United's net interest expense from the three month period ended March 31, 1999 to the three month period ended March 31, 2000 was an increase in interest-bearing liabilities due to the consolidation of Valley. Interest expense increased $1.2 million from $2.1 million for the three month period ended March 31, 1999 to $3.3 million for the three month period ended March 31, 2000.

                  For the three month period ended March 31, 2000, compared to the three month period ended March 31, 1999, interest on deposits increased $.7 million, and interest on short-term borrowings increased $.5 million.

                  PROVISION FOR LOAN LOSSES - United provided $164,000 for loan losses in the first three months of 2000, as compared to $40,000 in the first three months of 1999. The increase in the loan loss provision is a result of strong loan demand.

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

                  NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income remained at $.8 million for the three month periods ending March 31, 2000 and 1999. United did experience a decline in the home lending market, and particularly the refinancing market during the first three months of 2000, as interest rates were higher than the same period last year. This decrease was offset by an increase in customer service charges and mortgage servicing rights income in the first three months of 2000.

                  NON-INTEREST EXPENSE - United's non-interest expense increased $.5 million during the three month period ending March 31, 2000 as compared to the same period in 1999. This increase was principally due to the consolidation of Valley.

                  INCOME TAXES - Income tax expense increased $33,000 to $398,000 for the three month period ending March 31, 2000 from $365,000 for the same period of 1999. The principal reason for the increase was increased net income, after adjustment for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans, from the consolidation of Valley.

                  BUSINESS SEGMENT RESULTS - United manages its operations and prepares management reports with a primary focus on geographical areas. Operating segments information, including earnings performance on an operating cash basis, is presented in the following schedule. United allocates centrally provided services to the business segments based upon estimated usage of those services. The operating segment identified as other includes the Parent company and eliminations of transactions between segments.

                  The following table sets forth certain operating segment information for the three month periods ended March 31, 2000 and 1999(in thousands). Operating information is not presented for Valley as of March 31, 1999 as its statements were not consolidated with United at that time.

                                           Heritage         Heritage
  2000:                                      Bank          State Bank          Valley            Other       Consolidated
                                       ----------------- ---------------- ----------------- ----------------------------------
  Net interest income                  $      1,819               155     $       591       $        17      $     2,582

  Non-interest income                           670                24             111                --              805
                                       ----------------- ---------------- ----------------- ----------------------------------

  Total revenue                               2,489               179             702                17            3,387

  Provision for loan losses                     120                --              44                --              164

  Non-interest expense                        1,480               115             467                78            2,140
                                       ----------------- ---------------- ----------------- ----------------------------------

  Pretax cash earnings(loss)                    889                64             191               (61)           1,083
                                       ----------------- ---------------- ----------------- ----------------------------------

  Income tax expense(benefit)                   325                22              72               (21)             398
  Minority interest                              --                --              --               (55)             (55)
                                       ----------------- ---------------- ----------------- ----------------------------------
  Cash earnings(1)                              564                42             119               (95)             630

  Amortization of goodwill and
   CDI                                           41                 8              --                22               71
                                       ----------------- ---------------- ----------------- ----------------------------------

  Net income                           $        523      $         34     $       119       $      (117)     $       559
                                       ================= ================ ================= ==================================

  PER SHARE DATA

  Cash earnings per share                                                                                    $      0.38
  Net income per share                                                                                       $      0.34
  Weighted average shares                                                                                          1,652
   Outstanding

  BALANCE SHEET DATA

  Assets                               $    252,799      $     18,789     $    58,667       $       215      $   330,470

  Loans receivable, net                     178,040            14,780          36,816                34          229,670

  Deposits                                  168,526            12,487          50,851               (93)         231,771

  Stockholders' equity                       19,992             2,015           7,541               210           29,338

(1) Before amortization of
    Goodwill and core deposit
    Intangible

                                           Heritage         Heritage
  1999:                                      Bank          State Bank          Valley            Other       Consolidated
                                       ----------------- ---------------- ----------------- ----------------------------------
  Net interest income                  $      1,695      $        79      $        --       $        72      $     1,846

  Non-interest income                           777                8               --                32              817
                                       ----------------- ---------------- ----------------- ----------------------------------

  Total revenue                               2,472               87               --               104            2,663

  Provision for loan losses                      40               --               --                --               40

  Non-interest expense                        1,457              120               --                59            1,636
                                       ----------------- ---------------- ----------------- ----------------------------------

  Pretax cash earnings(loss)                    975              (33)              --                45              987
                                       ----------------- ---------------- ----------------- ----------------------------------

  Income tax expense(benefit)                   364              (16)              --                17              365
  Cash earnings(1)                              611              (17)              --                28              622

  Amortization of goodwill and
   CDI                                           41                8               --                --               49
                                       ----------------- ---------------- ----------------- ----------------------------------

  Net income                           $        570      $       (25)     $        --       $        28      $       573
                                       ================= ================ ================= ==================================

  PER SHARE DATA

  Cash earnings per share                                                                                    $      0.37
  Net income per share                                                                                       $      0.34
  Weighted average shares                                                                                          1,698
   Outstanding

  BALANCE SHEET DATA

  Assets                               $    210,955      $    14,685      $        --       $     3,793      $   229,433

  Loans receivable, net                     139,879           10,200               --               683          150,762

  Deposits                                  153,210            9,479               --            (1,053)         161,636

  Stockholders' equity                       20,436            1,830               --             8,348           30,614

(1) Before amortization of
    goodwill and core deposit
    intangible



ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management believes there has been no material change in interest rate risk since December 31, 1999. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.

        The Company is involved from time to time in litigation normal for its type of business.

ITEM 2  CHANGE IN SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        None

ITEM 5  OTHER INFORMATION.

        None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

A.      The following exhibits are included herein:

Exhibit
Number            Description of Exhibit
------            --------------------------------------------------------------
27.1              Financial Data Schedule

B.    Reports on Form 8-K

      The Company did file a current Report on Form 8-K in the quarter ended March 31, 2000 to report United's acquisition of additional stock in Valley, bringing its ownership to 50.6% of Valley's outstanding shares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.



Date      May 15, 2000                  /s/ John M. Morrison
     ----------------------             --------------------------------
                                        John M. Morrison
                                        Chairman of the Board
                                        (Duly Authorized
                                        Representative)




Date      May 15, 2000                  /s/ Kurt R. Weise
     ----------------------             --------------------------------
                                        Kurt R. Weise
                                        President and Chief
                                        Executive Officer
                                        (Duly Authorized
                                        Representative)