Form 10-Q
period 2000-06-30
UNITED FINANCIAL CORP \MN\
filed 2000-08-14
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)
         _X_ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________.


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

        Class: Common Stock, No par value; Outstanding at August 7, 2000
                               -- 1,645,312 shares

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS................................................................1

         Consolidated Condensed Statements of Financial Condition at
           June 30, 2000 and December 31, 1999 (unaudited)....................................1

         Consolidated Condensed Statements of Income - Three and Six Months Ended
          June 30, 2000 and June 30, 1999 (unaudited).........................................2

         Consolidated Condensed Statements of Cash Flows - Six Months Ended
          June 30, 2000 and June 30, 1999 (unaudited).........................................3

         Notes to Consolidated Condensed Financial Statements.................................4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................................6

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................17

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS..................................................................18

   ITEM 2 CHANGE IN SECURITIES AND USE OF PROCEEDS...........................................18

   ITEM 3 DEFAULTS UPON SENIOR SECURITIES....................................................18

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............................18

   ITEM 5 OTHER INFORMATION..................................................................18

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K...................................................18

SIGNATURES...................................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)
(Unaudited)

                                                                JUNE 30,       December 31,
                                                               ---------         ---------
                                                                 2000              1999
                                                               ---------         ---------
ASSETS
  Cash and cash equivalents                                    $   8,792         $  11,457
  Investment securities available-for-sale                        70,484            53,044
  Loans receivable, net                                          248,288           186,348
  Loans held for sale                                              2,690             1,191
  Premises and equipment, net                                      5,372             4,873
  Real estate and other personal property owned                    1,159                14
  Accrued interest receivable                                      3,169             2,259
  Federal Home Loan Bank of Seattle stock, at cost                 3,145             3,046
  Investment in Valley Bancorp, Inc.                                  --             4,549
  Goodwill, net of accumulated amortization of $431 and
   $336 at June 30, 2000, and December 31, 1999,
   respectively                                                    3,229             1,289
  Identifiable intangibles, net of accumulated
   amortization of $134 and $100 at June 30, 2000, and
   December 31, 1999, respectively                                   503               537
  Deferred income taxes, net                                       1,242               740
  Other assets                                                     1,682               879
                                                               ---------         ---------
                                                               $ 349,755         $ 270,226
                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  NOW and money market demand accounts                         $  77,022         $  42,083
  Savings deposits                                                48,457            48,296
  Time deposits                                                  117,282            89,503
                                                               ---------         ---------
                                                                 242,761           179,882
  Federal Home Loan Bank advances                                 57,345            46,425
  Securities sold under agreements to repurchase                  11,504            11,546
  Other borrowings                                                 1,430                --
  Accrued interest payable                                         2,288             1,528
  Advances from borrowers for taxes and insurance                    512               408
  Income taxes payable                                               260               476
  Other liabilities                                                  910               602
                                                               ---------         ---------
                                                                 317,010           240,867

 Minority interest                                                 3,483                --

 Stockholders' equity:
  Preferred stock, no par value; 2,000,000 shares
   authorized                                                         --                --
   none outstanding)
  Common stock, no par value; 8,000,000 shares
   authorized; 1,698,312 shares issued                            28,002            28,002
   1,698,312 outstanding)
  Retained earnings, substantially restricted                      3,558             3,251
  Treasury stock, at cost, 53,000 shares                          (1,037)             (932)
  Accumulated other comprehensive loss                            (1,261)             (962)
                                                               ---------         ---------
                                                                  29,262            29,359
                                                               ---------         ---------
                                                               $ 349,755         $ 270,226
                                                               =========         =========

                                             Equity/Assets          8.37%            10.86%
                                          Book Value/Share        $17.78            $17.77

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                       2000             1999            2000             1999
                                                     --------         --------        --------         --------
INTEREST INCOME
 Loans receivable                                    $  5,015         $  3,313        $  9,711         $  6,403
 Mortgage-backed securities                               980              717           1,937            1,363
 Investment securities                                    119              109             247              207
 FHLB of Seattle stock dividends                           52               34              99               57
 Other Interest earning assets                             37               39              77              125
                                                     --------         --------        --------         --------
    Total interest income                               6,203            4,212          12,071            8,155
INTEREST EXPENSE
 Deposits                                               2,574            1,681           4,976            3,343
 Other borrowings                                       1,035              612           1,923            1,051
                                                     --------         --------        --------         --------
    Total interest expense                              3,609            2,293           6,899            4,394
                                                     --------         --------        --------         --------
    Net interest income                                 2,594            1,919           5,172            3,761
 Provision for losses on loans                            364               75             528              115
                                                     --------         --------        --------         --------
       Net interest income after provision
         for losses on loans                            2,230            1,844           4,644            3,646
NON-INTEREST INCOME
 Fees and discounts                                       975              817           1,666            1,533
 Other income                                              75              102             189              203
                                                     --------         --------        --------         --------
    Total non-interest income                           1,050              919           1,855            1,736
NON-INTEREST EXPENSE
 Salaries and employee benefits                         1,242              934           2,469            1,836
 Net occupancy and equipment expense                      271              190             527              367
 Data processing expense                                  166               99             331              213
 Other expenses                                           599              543           1,158            1,031
                                                     --------         --------        --------         --------
    Total non-interest expense                          2,278            1,766           4,485            3,447
                                                     --------         --------        --------         --------
    Income before income taxes                          1,002              997           2,014            1,935
 Provision for income tax expense                         348              373             746              738
                                                     --------         --------        --------         --------
    Income before minority interest                       654              624           1,268            1,197
 Minority interest                                        (47)              --            (102)              --
                                                     ========         ========        ========         ========
    Net income                                       $    607         $    624        $  1,166         $  1,197
                                                     ========         ========        ========         ========
 Net income per share                                $   0.37         $   0.37        $   0.71         $   0.70
                                                     --------         --------        --------         --------
Weighted average shares outstanding                     1,652            1,698           1,652            1,698
                                                     --------         --------        --------         --------



See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                               SIX MONTHS ENDED
                                                                        ------------------------------
                                                                        JUNE 30, 2000    June 30, 1999
                                                                        -------------    -------------
OPERATING ACTIVITIES
Net income                                                                 $  1,166         $  1,197
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Provision for loan losses                                                     528              115
  Amortization of goodwill and identifiable intangibles                         129               90
  Depreciation                                                                  221              140
  Equity in income of Valley Bancorp Inc.                                        --              (60)
  Amortization of discounts and premiums on investments securities               71              162
  Gain on sale of investment securities                                          --              (30)
  Mortgage loans originated and held for sale                               (51,796)         (55,373)
  Proceeds from sales of mortgage loans held for sale                        50,298           59,168
  Federal Home Loan Bank stock dividends                                        (99)             (58)
  Net change in accrued interest receivable                                    (525)            (269)
  Net change in other assets                                                   (734)            (209)
  Net change in income taxes                                                   (246)             (67)
  Net change in accrued interest payable                                        702              266
  Net change in other liabilities                                               178             (266)
  Net change in minority interest                                               102               --
                                                                           --------         --------
     Net cash provided by (used in) operating activities                         (5)           4,806
                                                                           --------         --------
INVESTING ACTIVITIES
Net increase in time deposits in banks                                           --             (113)
Purchases of securities available-for-sale                                   (5,423)         (32,922)
Proceeds from maturities, pay downs and sales of securities
     available-for-sale                                                       4,845           25,374
Net increase in loans receivable                                            (23,009)         (28,555)
Purchases of Federal Home Loan Bank stock                                        --             (994)
Purchase of Valley Bancorp, Inc. stock                                       (1,722)            (141)
Cash paid to FDIC on failed bank                                                 --             (333)
Purchases of premises and equipment                                          (1,051)            (594)
Proceeds from sale of real estate and other personal property owned              --               37
Additions of real estate and other personal property owned                       --             (362)
Acquired cash and cash equivalents of Valley                                  1,206               --
                                                                           --------         --------
     Net cash used in investing activities                                  (25,154)         (38,603)
                                                                           --------         --------
FINANCING ACTIVITIES
Net increase in deposits                                                     12,796            2,943
Net increase in Federal Home Loan Bank advances                              10,920           19,135
Net change in securities sold under agreements to repurchase                    (42)             706
Net change in federal funds purchased                                        (1,350)              --
Net change in advances from borrowers for taxes and insurance                   104               (5)
Advances on long-term debt                                                    1,105               --
Payments on long-term debt                                                      (75)              --
Purchase of treasury stock                                                     (105)              --
Dividends paid to stockholders                                                 (859)            (883)
                                                                           --------         --------
     Net cash provided by financing activities                               22,494           21,896
                                                                           --------         --------
Decrease in cash and cash equivalents                                        (2,665)         (11,901)
Cash and cash equivalents at beginning of year                               11,457           19,255
                                                                           --------         --------
     Cash and cash equivalents at end of period                            $  8,792         $  7,354
                                                                           ========         ========

SUPPLEMENTAL CASH FLOW DISCLOSURE
---------------------------------
Cash payments for interest                                                 $  6,189         $  4,128
Cash payments for income taxes                                             $    986         $    735



See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       GENERAL

         United Financial Corp. ("United") is a bank holding company headquartered in Great Falls, Montana, with operations in 11 other Montana communities. Substantially all of United's banking business is conducted through its wholly-owned subsidiaries Heritage Bank F.S.B. ("Heritage Bank") and Heritage State Bank ("State Bank"), a banking subsidiary formed in 1998, collectively referred to herein as the "Banks". United had assets of approximately $349.8 million, deposits of approximately $242.8 million and stockholders' equity of approximately $29.3 million at June 30, 2000. United is now the majority shareholder of Valley Bancorp, Inc. (See Note 2).

         Heritage Bank is a federally chartered stock savings bank with full service banking offices in Bozeman, Chester, Glendive, Great Falls, Havre, Missoula and Shelby, Montana, and loan production offices in Hamilton, Kalispell, and Libby, Montana. The full service banking offices in Missoula and Bozeman were opened in February and June, 2000, respectively. State Bank is a state chartered bank with full service banking operations in Fort Benton and Geraldine, Montana. The Banks are engaged in the community banking business of attracting deposits from the general public through their offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in their market areas in Montana. A majority of United's banking business is conducted in the Great Falls area. The Banks also invest in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

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

         In June 2000, Heritage Bank and Heritage State Bank filed applications to merge into Heritage State Bank's state banking charter. Heritage State Bank will then change its name to Heritage Bank and will relocate its main office to Great Falls, Montana. After the merger, Heritage Bank will be regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of Montana. Confirmation date for the merger is expected to be December 31, 2000. The (FDIC) in its letter dated July 31, 2000 and the Office of Thrift Supervision (OTS) in its letter dated August 1, 2000 have both approved the merger applications.

         United's principal offices are located at 120 First Avenue North, Great Falls, Montana, and its telephone number is (406) 727-6106. Heritage Bank has a wholly owned subsidiary, Community Service Corporation ("CSC"), which owned and managed real estate held for investment during 1999, but which is inactive at June 30, 2000. Heritage Bank holds an 11% ownership interest in Bankers' Resource Center, a computer data center. United, Heritage Bank, State Bank and CSC are collectively referred to herein as "United."

2.       VALLEY BANCORP, INC.

         During 1999, United increased its ownership in Valley Bancorp Inc. ("Valley") to 39.93% of Valley's outstanding shares at December 31, 1999. On January 10, 2000, United increased its ownership to 50.6% and combined with additional shares acquired thereafter United currently owns 54.49% of the outstanding shares of Valley as of June 30, 2000. Valley is a bank holding company located in Phoenix, Arizona and is the parent company of Valley Bank of Arizona, a state chartered commercial bank. Valley had assets of approximately $61.0 million, deposits of approximately $52.7 million and stockholders' equity of approximately $7.7 million at June 30, 2000. The aggregate purchase price of the shares of Valley purchased to date is $6.1 million, including $1.7 million for shares acquired in 2000, $1.7 million for shares acquired in 1999, and $2.7 million for shares acquired in 1998. As a result of acquiring over 50% of the outstanding shares of Valley, United has consolidated Valley with its financial statements effective January 1, 2000.

3.       BASIS OF PRESENTATION

         United's consolidated financial statements, included herein, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results anticipated for the year ending December 31, 2000. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1999.

4.       STOCK INCENTIVE PLAN

         On January 25, 2000, United's Board of Directors adopted the United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (the "Plan"), subject to approval by the Company's shareholders. The Plan was approved by the Company's shareholders May 23, 2000. (See Part II-Other Information, Item 4 Submission of Matters To A Vote of Securities Holders).

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

        (In thousands)
        (Unaudited)                                THREE MONTHS ENDED                      Three Months Ended
                                                      JUNE 30, 2000                          June 30, 1999
                                        ---------------------------------------  ---------------------------------------
                                        BEFORE TAX    TAX EXPENSE    AFTER TAX    Before Tax   Tax Expense    After Tax
                                        -----------  -------------  -----------  ------------ -------------- -----------
Net income                                 $  955       $  348         $  607       $  997       $  373         $  624
Unrealized and realized
 holding losses arising
 during period                               (240)         (91)          (149)        (586)        (226)          (360)
Less: reclassification adjustment
 for gains included in net income               -            -              -          (15)          (6)            (9)
                                        -----------  -------------  -----------  ------------  -------------  ----------
Net unrealized losses on securities          (240)         (91)          (149)        (601)        (232)          (369)
                                        -----------  -------------  -----------  ------------  -------------  ----------
Total comprehensive income                 $  715       $  257         $  458       $  396       $  141         $  255
                                        ===========  =============  ===========  ============  =============  ==========


                                                   SIX MONTHS ENDED                         Six Months Ended
                                                     JUNE 30, 2000                            June 30, 1999
                                        ---------------------------------------  ---------------------------------------
                                        BEFORE TAX    TAX EXPENSE    AFTER TAX    Before Tax   Tax Expense    After Tax
                                        -----------  -------------  -----------  ------------ -------------  -----------
Net income                                 $1,912       $  746         $1,166       $1,935       $  738         $1,197
Unrealized and realized
 holding losses arising
 during period                               (485)        (186)          (299)        (645)        (248)          (397)
Less: reclassification adjustment
 for gains included in net income               -            -              -          (30)         (12)           (18)
                                        -----------  -------------  -----------  ------------  -------------  ----------
Net unrealized losses on
 securities                                  (485)        (186)          (299)        (675)        (260)          (415)
                                        -----------  -------------  -----------  ------------  -------------  ----------
Total comprehensive income                 $1,427       $  560         $  867       $1,260       $  478         $  782
                                        ===========  =============  ===========  ============  =============  ===========

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

8.       COMPUTATION OF NET INCOME PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. The potential common shares are the warrants issued to D.A. Davidson, and the vested portion of the shares included in the stock incentive plan. Basic and diluted EPS are the same, as the potential common shares do not have a material impact.

9.       DIVIDENDS DECLARED

         On July 25, 2000, the Board of Directors of United declared a third-quarter cash dividend of $.26 per share, payable August 21, 2000, to shareholders of record on August 7, 2000.

10.      RELATED PARTIES

         Central Financial Services, Inc. ("CFS") provides various management services to United, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by United's Chairman of the Board of Directors and largest shareholder. CFS fees were $179,000, and $140,000 for the six months ended June 30, 2000 and 1999, respectively.


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

2. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF JUNE 30,2000 TO DECEMBER 31, 1999.


(In thousands)                                                            SELECTED FINANCIAL CONDITION RECAP
(Unaudited)                                                                                          Valley Bancorp
                                                      JUNE 30,       Dec. 31,                         Inc. Acquired       Net
                                                        2000           1999            Change        January 1,2000      Change
                                                   --------------- -------------- --------------- ------------------ --------------
Cash and cash equivalents                               $  8,792       $ 11,457       $  (2,665)           $1,206        $(3,871)
Investment securities, available-for-sale, net            70,484         53,044          17,440            17,134            306
Loans receivable, net                                    248,288        186,348          61,940            39,863         22,077
Loans held for sale                                        2,690          1,191           1,499                 -          1,499
Premises and equipment, net                                5,372          4,873             499               200            299
Real estate and other
 personal property owned                                   1,159             14           1,145               211            934
Federal Home Loan Bank stock                               3,145          3,046              99                 -             99
Investment in Valley                                           -          4,549          (4,549)                -         (4,549)
Goodwill, net                                              3,229          1,289           1,940                 -          1,940
Identifiable intangibles, net                                503            537             (34)                -            (34)
All other assets                                           6,093          3,878           2,215               875          1,340
Total assets                                             349,755        270,226          79,529            59,489         20,040
Deposits                                                 242,761        179,882          62,879            50,083         12,796
Federal Home Loan Bank advances                           57,345         46,425          10,920                 -         10,920
Securities sold under
 agreements to repurchase                                 11,504         11,546             (42)                -            (42)
Other borrowings                                           1,430              -           1,430                 -          1,430
All other liabilities                                      3,970          3,014             956             1,964         (1,008)
Total liabilities                                        317,010        240,867          76,143            52,047         24,096

         GENERAL - The various increases in financial statement amounts discussed are primarily the result of consolidating Valley as of January 1, 2000. Financial statement changes strictly from United operations, without the impact of the consolidation of Valley, will be identified and discussed separately. Such changes include the changes of Valley since January 1, 2000.

         Total assets increased $79.5 million to $349.7 million at June 30, 2000 from $270.2 million at December 31, 1999. The increase in assets was primarily the result of the acquisition of $59.5 million of assets from the consolidation of Valley and a $22.0 million increase in loans receivable.

         INVESTMENT SECURITIES - Investment securities available-for-sale increased $17.4 million to $70.4 million at June 30, 2000 from $53.0 million at December 31, 1999. The Valley consolidation accounted for an increase of $17.1 million. The net increase of $.3 million was the result of $5.4 million of purchases, offset by $4.8 million of maturities, sales, and principal repayments, $.1 million of amortization and a $.2 million increase in unrealized loss on securities.

         A comparison of the amortized cost and estimated fair value of the consolidated available for sale investment portfolio at the dates indicated is as follows:

           (In thousands)
           (Unaudited)
                                                                                  JUNE 30, 2000
                                                      ----------------------------------------------------------------------
                                                                             GROSS             GROSS           ESTIMATED
                                                         AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                           COST              GAINS            LOSSES             VALUE
                                                      ----------------  ----------------  ----------------  ----------------
           U.S. GOVERNMENT AND FEDERAL
            AGENCIES                                      $  24,199          $      -         $    (790)        $  23,409
           MORTGAGE-BACKED SECURITIES                        43,787                55            (1,235)           42,607
           MUNICIPAL BONDS                                    2,538                 -              (117)            2,421
           OTHER INVESTMENTS                                  2,256                 -              (209)            2,047
                                                      ----------------  ----------------  ----------------  ----------------
                                                          $  72,780          $     55         $  (2,351)        $  70,484
                                                      ================  ================  ================  ================

                                                                                December 31, 1999
                                                      ----------------------------------------------------------------------
                                                                             Gross             Gross           Estimated
                                                         Amortized        Unrealized        Unrealized           Fair
                                                           Cost              Gains            Losses             Value
                                                      ----------------  ----------------  ----------------  ----------------
           U.S. Government and Federal
            Agencies                                      $  10,210          $      -         $    (416)        $   9,794
           Mortgage-backed securities                        40,261                90              (896)           39,455
           Municipal bonds                                    2,095                 2              (162)            1,935
           Other investments                                  2,041                 -              (181)            1,860
                                                      ----------------  ----------------  ----------------  ----------------
                                                          $  54,607          $     92         $  (1,655)        $  53,044
                                                      ================  ================  ================  ================

         LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $61.9 million to $248.3 million at June 30, 2000 from $186.4 million at December 31, 1999. The Valley consolidation accounted for $39.9 million of this increase. The remaining loans receivable increase of $22.0 million is a direct result of strong loan demand generated through officer call programs, increased market area and continued purchase of participation loans and lease financing loans. The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $43.8 million of participation and purchased loans as of June 30, 2000.

         Heritage Bank sells and retains servicing for a portion of its residential real estate loans to agencies of Montana such as the Montana Board of Investments and the Montana Board of Housing. United recognizes mortgage servicing rights as an asset regardless of whether the servicing rights are acquired or retained on loans originated and subsequently sold. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. As of June 30, 2000 and December 31, 1999, the carrying value of originated servicing rights was approximately $176,000 and $102,000, respectively.

         During the six months ended June 30, 2000, loans held for sale by United increased $1.5 million to $2.7 million at June 30, 2000 from approximately $1.2 million at December 31, 1999. Approximately $51.8 million of loans were originated for sale and $50.3 million of loans were sold to the secondary market during the six month period ending June 30, 2000.

         ALLOWANCE FOR LOAN LOSSES - The loan loss reserve increased $.7 million to $2.3 million at June 30, 2000 compared to $1.6 million at December 31, 1999. The increase includes Valley's loan loss reserve at consolidation of $.4 million. The remaining change includes a $.5 million loan loss provision for the six months ended June 30, 2000, less loans in the amount of $.2 million which were determined by United's management to be uncollectable and subsequently charged-off. However, management pursues recoveries which totaled approximately $10,000 for this same three month period. The loan loss reserve at June 30, 2000 is an amount which management believes is adequate given the low level of non-performing assets and management's assessment of loan risk. The United allowance for loan losses to total loans at June 30, 2000 was
 .90%.

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

         United follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At June 30, 2000 United had non-accrual loans totaling $2.3 million and loans totaling $125,000 past due 90 days and still accruing.

         United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At June 30, 2000 and December 31, 1999, United had no assets classified as loss. At June 30, 2000, United had $34,000 of assets classified as doubtful. At June 30, 2000 and December 31, 1999, United had $2.3 million and $506,000 of reported substandard assets, respectively. As a percent of total assets, substandard assets were approximately .66%, and .19% at June 30, 2000 and December 31, 1999, respectively.

         REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED - The $1.1 million increase includes $211,000 in other real estate held by Valley as of January 1, 2000 and $403,000 of repossessed personal property acquired by United during the first six months of 2000. The remaining increase of $530,000 is the former United Savings Bank property which was moved from premises and equipment to real estate owned in June 2000. The property is currently leased to a third party with an option to buy.

         FEDERAL HOME LOAN BANK STOCK - Federal Home Loan Bank (FHLB) stock increased approximately $.1 million to $3.1 million at June 30, 2000 from $3.0 million at December 31, 1999. This increase was the result of $.1 million of reinvested stock dividends. FHLB stock purchases are made as required to support the increased scope of operations.

         PREMISES AND EQUIPMENT - This category increased $.5 million to $5.4 million at June 30, 2000 from $4.9 million at December 31, 1999. Valley accounted for $.2 million of the increase. The balance of the increase of $.3 million was primarily due to the construction of the two new branches in Bozeman and Missoula of $.8 million offset by the $.5 million in real estate moved to real estate owned as discussed above. Heritage Bank invested approximately $205,000 in fixed assets during the first six months of 2000. This increase was primarily due to (1) the purchase of a computer upgrade for all branches, and
(2) furniture and fixtures for the new Bozeman and Missoula offices. The purchases of premises and equipment were offset by approximately $200,000 of depreciation.

         GOODWILL - Goodwill increased $1.9 million from the consolidation of Valley to $3.2 million at June 30, 2000 from $1.3 at December 31, 1999. Goodwill decreased $95,000 due to amortization during the six months ending June 30, 2000. The goodwill is currently being amortized over 15 and 25 years.

         DEPOSITS - Deposits increased $62.9 million to $242.8 million at June 30, 2000 from $179.9 million at December 31, 1999, which includes a $50.1 million increase from consolidating Valley. The net increase in deposits was $12.8 million. The increase in deposits resulted from a combination of the application of competitive rates on all deposit offerings, and United's commitment to community banking, both of which have attracted depositors.

         BORROWED FUNDS - FHLB advances increased $10.9 million from December 31, 1999 to June 30, 2000. Securities sold under agreements to repurchase decreased $42,000 to $11.5 million at June 30, 2000 from $11.6 million at December 31, 1999. The additional borrowings in the first six months of 2000 were used to fund increases in United's loan portfolio. Other borrowings increased $1.4 million. This increase included $.4 million in federal funds purchased by Valley and $1.0 million of net borrowings by United to fund treasury stock purchases and purchases of Valley stock.

         STOCKHOLDERS' EQUITY - Stockholders' equity decreased $.1 million to $29.3 million at June 30, 2000 from $29.4 million at December 31, 1999. This change includes $1.2 million of net income for the six months ended June 30, 2000 less cash dividends declared of $.9 million. In addition, there was also a $.3 million increase in unrealized losses net of tax effects, associated with assets classified as available-for-sale being adjusted to market value and a $.1 million purchase of treasury stock.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999.

 (In thousands)                                                             INCOME RECAP
 (Unaudited)
                                      ------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED JUNE 30,
                                      ------------------------------------------------------------------------------------------
                                      CONSOLIDATED
                                          WITH         United
                                         VALLEY         Only                               United Only
                                      --------------------------- -------------  --------------------------------- -------------
                                          2000          1999         Change           2000             1999           Change
                                      ------------- ------------- -------------  ---------------- ---------------- -------------
Interest income                           $6,203        $4,212         $1,991        $5,039            $4,212          $ 827
Interest expense                           3,609         2,293          1,316         3,014             2,293            721
                                      ------------- ------------- -------------  ---------------- ---------------- -------------
 Net interest income                       2,594         1,919            675         2,025             1,919            106
Provision for losses on loans                364            75            289           323                75            248
                                      ------------- ------------- -------------  ---------------- ---------------- -------------
Net interest income after
  Provision for losses on loans            2,230         1,844            386         1,702             1,844           (142)
Non-interest income                        1,050           919            131           989               919             70
Non-interest expense                       2,278         1,766            512         1,797             1,766             31
                                      ------------- ------------- -------------  ---------------- ---------------- -------------
 Income before income taxes
  and minority interest                    1,002           997              5           894               997           (103)
Provision for income tax expense             348           373            (25)          287               373            (86)
                                      ------------- ------------- -------------  ---------------- ---------------- -------------
 Net income before minority
  Interest                                $  654        $  624          $  30        $  607            $  624         $  (17)
                                      ============= ============= =============  ================ ================ =============

         GENERAL - The table above includes United's 1999 operating results compared to the 2000 operating results consolidated with Valley as well as a comparison of United only operating results for both three month periods ended June 30, 1999 and 2000.

         NET INTEREST INCOME - Like most financial institutions, the most significant component of both United's and Valley's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.7 million from $1.9 million for the three months ended June 30, 1999 to $2.6 million for the three months ended June 30, 2000. United has used the funds from additional deposits and borrowings to fund growth in its loan portfolio.

         INTEREST INCOME - The principal reason for the increase in United's net interest income from the three month period ended June 30, 1999 compared to the three month period ended June 30, 2000 was an increase in interest-earning assets from the Valley consolidation. Interest income increased $2.0 million from $4.2 million for the three month period ended June 30, 1999 to $6.2 million for the three month period ended June 30, 2000.

         For the three month period ended June 30, 2000, compared to the three month period ended June 30, 1999, interest on loans receivable increased $1.7 million, interest on mortgage-backed securities and investments increased $.3 million and interest on other interest-earning assets increased only slightly.

         INTEREST EXPENSE - The principal reason for the increase in United's net interest expense from the three month period ended June 30, 1999 to the three month period ended June 30, 2000 was an increase in interest-bearing liabilities due to the consolidation of Valley. Interest expense increased $1.3 million from $2.3 million for the three month period ended June 30, 1999 to $3.6 million for the three month period ended June 30, 2000.

         For the three month period ended June 30, 2000, compared to the three month period ended June 30, 1999, interest on deposits increased $.9 million, and interest on short-term borrowings increased $.4 million.

         PROVISION FOR LOAN LOSSES - United provided $364,000 for loan losses for the three months ended June 30, 2000, as compared to $75,000 for the same period last year. The increase in the loan loss provision is a result of strong loan demand and increased non-performing assets.

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

         NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.1 million from $.9 million for the three month period ended June 30, 1999 to $1.0 million for the three month period ended June 30, 2000. United continued to experience a decline in the home lending market, and particularly the refinancing market during the three month period ended June 30, 2000, as interest rates were higher than the same period last year. This decrease was offset by an increase in customer service charges and mortgage servicing rights income in the three month period ended June 30, 2000 compared to the three month period ended June 30, 1999.

         NON-INTEREST EXPENSE - United's non-interest expense increased $.5 million during the three month period ending June 30, 2000 as compared to the same period in 1999. This increase was principally due to the consolidation of Valley.

         INCOME TAXES - Income tax expense decreased $25,000 to $348,000 for the three month period ending June 30, 2000 from $373,000 for the same period of 1999.

         BUSINESS SEGMENT RESULTS - United manages its operations and prepares management reports with a primary focus on geographical areas. Operating segments information, including earnings performance on an operating cash basis, is presented in the following schedule. United allocates centrally provided services to the business segments based upon estimated usage of those services. The operating segment identified as other includes the Parent Company and elimination of transactions between segments.

         The following table sets forth certain operating segment information for the three month periods ended June 30, 2000 and 1999 and certain balance sheet data as of June 30, 2000 and 1999 (in thousands). Operating segment information is not presented for Valley as of June 30, 1999 as its statements were not consolidated with United at that time.

                                           Heritage         Heritage
  2000:                                      Bank          State Bank          Valley            Other         Consolidated
                                       ----------------- ---------------- ----------------- -------------- --------------------
  Net interest income                  $      1,869               149     $       569       $        11       $     2,598

  Non-interest income                           941                11              98                 -             1,050
                                       ----------------- ---------------- ----------------- -------------- --------------------

  Total revenue                               2,810               160             667                11             3,648

  Provision for loan losses                     323                 -              41                 -               364

  Non-interest expense                        1,575               103             463                73             2,214
                                       ----------------- ---------------- ----------------- -------------- --------------------

  Pretax cash earnings                          912                57             163               (62)            1,070
                                       ----------------- ---------------- ----------------- -------------- --------------------

  Income tax expense                            331                19              61               (63)              348
  Minority interest                               -                 -               -               (47)              (47)
                                       ----------------- ---------------- ----------------- -------------- --------------------
  Cash earnings(1)                              581                38             102               (46)              675
                                       ----------------- ---------------- ----------------- -------------- --------------------

  Amortization of goodwill and
   CDI                                           42                 8               -                18                68
                                       ----------------- ---------------- ----------------- -------------- --------------------

  Net income                           $        539      $         30     $       102       $       (64)      $       607
                                       ================= ================ ================= ============== ====================

  PER SHARE DATA

  Cash earnings per share                                                                                     $      0.41
  Net income per share                                                                                        $      0.37
  Weighted average shares
   Outstanding                                                                                                      1,652

  BALANCE SHEET DATA AS OF
  JUNE 30, 2000

  Assets                               $    271,054      $     16,910     $    60,801       $       990       $   349,755

  Loans receivable, net                     194,118            15,191          38,946                33           248,288

  Deposits                                  177,887            12,235          52,697               (58)          242,761

  Stockholders' equity                       20,015             2,040           7,653              (446)           29,262

(1)Before amortization of
   goodwill and core deposit
   Intangible


                                           Heritage         Heritage
  1999:                                      Bank          State Bank          Valley            Other          Consolidated
                                       ----------------- ---------------- ----------------- --------------- -------------------
  Net interest income                  $      1,730      $       117      $         -       $        76       $     1,923

  Non-interest income                           861               12                -                46               919
                                       ----------------- ---------------- ----------------- --------------- -------------------

  Total revenue                               2,591              129                -               122             2,842

  Provision for loan losses                      30               45                -                 -                75

  Non-interest expense                        1,511              117                -                92             1,720
                                       ----------------- ---------------- ----------------- --------------- -------------------

  Pretax cash earnings(loss)                  1,050              (33)               -                30             1,047
                                       ----------------- ---------------- ----------------- --------------- -------------------

  Income tax expense(benefit)                   378              (16)               -                11               373
                                       ----------------- ---------------- ----------------- --------------- -------------------
  Cash earnings(1)                              672              (17)               -                19               674
                                       ----------------- ---------------- ----------------- --------------- -------------------

  Amortization of goodwill and
   CDI                                           42                8                -                 -                50
                                       ----------------- ---------------- ----------------- --------------- -------------------

  Net income                           $        630      $       (25)     $         -       $        19       $       624
                                       ================= ================ ================= =============== ===================

  PER SHARE DATA

  Cash earnings per share                                                                                     $      0.40
  Net income per share                                                                                        $      0.37
  Weighted average shares
   Outstanding                                                                                                      1,698

  BALANCE SHEET DATA AS OF
  JUNE 30, 1999

  Assets                               $    235,053      $    19,490      $         -       $       217       $   254,760

  Loans receivable, net                     155,987           15,145                -               667           171,799

  Deposits                                  161,535           10,931                -            (1,903)          170,563

  Stockholders' equity                       20,277            1,806                -             8,344            30,427

(1)Before amortization of
   goodwill and core deposit
   Intangible


4. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999.

 (In thousands)                                                               INCOME RECAP
 (Unaudited)
                                        ------------------------------------------------------------------------------------------
                                                                        SIX MONTHS ENDED JUNE 30,
                                        ------------------------------------------------------------------------------------------
                                        CONSOLIDATED
                                            WITH         United
                                           VALLEY         Only                               United Only
                                        --------------------------- -------------  --------------------------------- -------------
                                            2000          1999         Change           2000             1999           Change
                                        ------------- ------------- -------------  ---------------- ---------------- -------------
Interest income                            $12,071       $ 8,155        $ 3,916       $ 9,760           $ 8,155        $ 1,605
Interest expense                             6,899         4,394          2,505         5,748             4,394          1,354
                                        ------------- ------------- -------------  ---------------- ---------------- -------------
 Net interest income                         5,172         3,761          1,411         4,012             3,761            251
Provision for losses on loans                  528           115            413           443               115            328
                                        ------------- ------------- -------------  ---------------- ---------------- -------------
Net interest income after
  provision for losses on loans              4,644         3,646            998         3,569             3,646            (77)
Non-interest income                          1,855         1,736            119         1,725             1,736            (11)
Non-interest expense                         4,485         3,447          1,038         3,515             3,447             68
                                        ------------- ------------- -------------  ---------------- ---------------- -------------
 Income before income taxes
  and minority interest                      2,014         1,935             79         1,779             1,935           (156)
Provision for income tax expense               746           738              8           613               738           (125)
                                        ------------- ------------- -------------  ---------------- ---------------- -------------
 Net income before minority
  interest                                 $ 1,268       $ 1,197        $    71       $ 1,166           $ 1,197         $  (31)
                                        ============= ============= =============  ================ ================ =============

         GENERAL - The table above includes United's 1999 operating results compared to the 2000 operating results consolidated with Valley as well as a comparison of United only operating results for both six month periods ended June 30, 2000 and 1999.

         NET INTEREST INCOME - Like most financial institutions, the most significant component of both United's and Valley's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $1.4 million from $3.8 million for the six months ended June 30, 1999 to $5.2 million for the six months ended June 30, 2000. Net interest margin decreased .24% to 3.2% for the six month period ended June 30, 2000 from 3.44% for the same period last year. United has used the funds from additional deposits and borrowings to fund growth in its loan portfolio. Although net interest income increased, higher funding rates at FHLB and increased competition for loan rates resulted in a decrease in net interest margin.

         INTEREST INCOME - The principal reason for the increase in United's net interest income from the six month period ended June 30, 1999 compared to the six month period ended June 30, 2000 was an increase in interest-earning assets from the Valley consolidation. Interest income increased $3.9 million from $8.2 million for the six month period ended June 30, 1999 to $12.1 million for the six month period ended June 30, 2000.

         For the six month period ended June 30, 2000, compared to the six month period ended June 30, 1999, interest on loans receivable increased $3.3 million, interest on mortgage-backed securities and investments increased $.6 million and interest on other interest-earning assets increased remained constant.

         INTEREST EXPENSE - The principal reason for the increase in United's net interest expense from the six month period ended June 30, 1999 to the six month period ended June 30, 2000 was an increase in interest-bearing liabilities due to the consolidation of

Valley. Interest expense increased $2.5 million from $4.4 million for the six month period ended June 30, 1999 to $6.9 million for the six month period ended June 30, 2000.

         For the six month period ended June 30, 2000, compared to the six month period ended June 30, 1999, interest on deposits increased $1.6 million, and interest on short-term borrowings increased $.9 million.

         PROVISION FOR LOAN LOSSES - United provided $.5 million for loan losses for the six months ended June 30, 2000, as compared to $.1 million in the first six months of 1999. The increase in the loan loss provision is a result of strong loan demand and increased non-performing assets.

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

         NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.1 million from $1.7 million for the six months ended June 30, 1999 to $1.8 million for the six months ended June 30, 2000. United did experience a decline in the home lending market, and particularly the refinancing market during the first six months of 2000, as interest rates were higher than the same period last year. This decrease was offset by an increase in customer service charges and mortgage servicing rights income in the first six months of 2000.

         NON-INTEREST EXPENSE - United's non-interest expense increased $1.0 million during the six month period ending June 30, 2000 as compared to the same period in 1999. This increase was principally due to the consolidation of Valley.

         INCOME TAXES - Income tax expense remained at $.7 million for the six month periods ended June 30, 2000 and 1999. This is the result of income before income taxes (adjusted for minority interest) remaining at $1.9 million for the six month periods ended June 30, 2000 and 1999.

         BUSINESS SEGMENT RESULTS - United manages its operations and prepares management reports with a primary focus on geographical areas. Operating segments information, including earnings performance on an operating cash basis, is presented in the following schedule. United allocates centrally provided services to the business segments based upon estimated usage of those services. The operating segment identified as other includes the Parent Company and elimination of transactions between segments.

         The following table sets forth certain operating segment information for the six month periods ended June 30, 2000 and 1999 and certain balance sheet data as of June 30, 2000 and 1999 (in thousands). Operating information is not presented for Valley as of June 30, 1999 as its statements were not consolidated with United at that time.

                                           Heritage         Heritage
  2000:                                      Bank          State Bank          Valley            Other         Consolidated
                                       ----------------- ---------------- ----------------- -------------- -------------------
  Net interest income                  $      3,689               303     $     1,160       $        28      $     5,180

  Non-interest income                         1,611                34             210                 -            1,855
                                       ----------------- ---------------- ----------------- -------------- -------------------

  Total revenue                               5,300               337           1,370                28            7,035

  Provision for loan losses                     443                 -              85                 -              528

  Non-interest expense                        3,055               219             930               151            4,355
                                       ----------------- ---------------- ----------------- -------------- -------------------

  Pretax cash earnings                        1,802               118             355              (123)           2,152
                                       ----------------- ---------------- ----------------- -------------- -------------------

  Income tax expense                            656                40             133               (83)             746
  Minority interest                               -                 -                -             (102)            (102)
                                       ----------------- ---------------- ----------------- -------------- -------------------
  Cash earnings(1)                            1,146                78             222              (142)           1,304
                                       ----------------- ---------------- ----------------- -------------- -------------------

  Amortization of goodwill and
   CDI                                           83                15               -                40              138
                                       ----------------- ---------------- ----------------- -------------- -------------------

  Net income                           $      1,063      $         63     $       222       $      (182)     $     1,166
                                       ================= ================ ================= ============== ===================

  PER SHARE DATA

  Cash earnings per share                                                                                    $      0.79
  Net income per share                                                                                       $      0.71
  Weighted average shares                                                                                          1,652
   Outstanding

  BALANCE SHEET DATA AS OF
  JUNE 30, 2000

  Assets                               $    271,054      $     16,910     $    60,801       $       990      $   349,755

  Loans receivable, net                     194,118            15,191          38,946                33          248,288

  Deposits                                  177,887            12,235          52,697               (58)         242,761

  Stockholders' equity                       20,015             2,040           7,653              (446)          29,262

(1)Before amortization of
   goodwill and core deposit
   Intangible



                                           Heritage         Heritage
  1999:                                      Bank          State Bank          Valley            Other          Consolidated
                                       ----------------- ---------------- ----------------- ---------------- ------------------
  Net interest income                  $      3,426      $       196      $         -       $       147       $     3,769

  Non-interest income                         1,656               20                -                60             1,736
                                       ----------------- ---------------- ----------------- ---------------- ------------------

  Total revenue                               5,028              216                -               207             5,505

  Provision for loan losses                      70               45                -                 -               115

  Non-interest expense                        2,986              237                -               134             3,357
                                       ----------------- ---------------- ----------------- ---------------- ------------------

  Pretax cash earnings(loss)                  2,026              (66)               -                73             2,033
                                       ----------------- ---------------- ----------------- ---------------- ------------------

  Income tax expense(benefit)                   742              (32)               -                28               738
                                       ----------------- ---------------- ----------------- ---------------- ------------------
  Cash earnings(1)                            1,284              (34)               -                45             1,295
                                       ----------------- ---------------- ----------------- ---------------- ------------------

  Amortization of goodwill and
   CDI                                           83               15                -                 -                98
                                       ----------------- ---------------- ----------------- ---------------- ------------------

  Net income                           $      1,201      $       (49)     $         -       $        45       $     1,197
                                       ================= ================ ================= ================ ==================

  PER SHARE DATA

  Cash earnings per share                                                                                     $      0.76
  Net income per share                                                                                        $      0.70
  Weighted average shares                                                                                           1,698
   Outstanding

  BALANCE SHEET DATA AS OF
  JUNE 30, 1999

  Assets                               $    235,053      $    19,490      $         -       $       217       $   254,760

  Loans receivable, net                     155,987           15,145                -               667           171,799

  Deposits                                  161,535           10,931                -            (1,903)          170,563

  Stockholders' equity                       20,277            1,806                -             8,344            30,427

(1)Before amortization of
   Goodwill and core deposit
   Intangible



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

                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.

         The Company is involved from time to time in litigation normal for its type of business, none of which is considered by management to be material.

ITEM 2  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         On May 23, 2000, United Financial Corp. held its Annual Meeting. The shareholders elected three directors and approved the United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan.

         The shareholders of United Financial Corp. voted as follows with respect to:

         Approval of Directors:

                                        FOR                        WITHHELD
         John M. Morrison               1,559,008                  27,150
         Kurt R. Weise                  1,556,858                  29,300
         Janice M. Graser               1,559,958                  26,200

         To approve the United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan:

                                        FOR:                       1,162,338
                                        AGAINST:                      43,198
                                        ABSTAIN:                       8,137

ITEM 5  OTHER INFORMATION.

         None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

A.     The following exhibits are included herein:

Exhibit
Number            Description of Exhibit
------            --------------------------------------------------------------
27.1              Financial Data Schedule

B.     Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.



Date      August 15, 2000                      /s/ John M. Morrison
          ---------------                      --------------------
                                               John M. Morrison
                                               Chairman of the Board
                                               (Duly Authorized
                                               Representative)




Date      August 15, 2000                      /s/ Kurt R. Weise
          ---------------                      -----------------
                                               Kurt R. Weise
                                               President and Chief
                                               Executive Officer
                                               (Duly Authorized
                                               Representative)