Form 10-Q
period 2000-09-30
UNITED FINANCIAL CORP \MN\
filed 2000-11-13
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
            __X__ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000


                                       OR

            _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

       Class: Common Stock, No par value; Outstanding at November 6, 2000
                                1,641,312 shares

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS................................................ 1

      Consolidated Condensed Statements of Financial Condition at
        September 30, 2000 and December 31, 1999 (unaudited).................. 1

      Consolidated Condensed Statements of Income - Three and Nine Months
        Ended September 30, 2000 and September 30, 1999 (unaudited)........... 2

      Consolidated Condensed Statements of Cash Flows - Nine Months Ended
        September 30, 2000 and September 30, 1999 (unaudited)................. 3

      Notes to Consolidated Condensed Financial Statements.................... 4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................. 7

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......... 18

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS.................................................. 19

   ITEM 2 CHANGE IN SECURITIES............................................... 19

   ITEM 3 DEFAULTS ON SENIOR SECURITIES...................................... 19

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............. 19

   ITEM 5 OTHER INFORMATION.................................................. 19

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K................................... 19

SIGNATURES................................................................... 20

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share and share data)
(Unaudited)

                                                                    SEPTEMBER 30,     December 31,
                                                                   --------------     -------------
                                                                        2000              1999
                                                                   --------------     -------------
ASSETS
Cash and cash equivalents                                           $     11,110      $     11,457
Investment securities available-for-sale, net                             69,624            53,044
Loans receivable, net                                                    251,930           186,348
Loans held for sale                                                        1,879             1,191
Premises and equipment, net                                                6,277             4,873
Real estate and other personal property owned, net                           987                14
Accrued interest receivable                                                3,557             2,259
Federal Home Loan Bank of Seattle stock, at cost                           3,379             3,046
Investment in Valley Bancorp, Inc.                                            --             4,549
Goodwill, net of accumulated amortization of $478 and $336
 at September 30, 2000, and December 31, 1999, respectively                3,181             1,289
Identifiable intangibles, net of accumulated amortization
 of $152 and $100 at September 30, 2000, and December 31,
 1999, respectively                                                          485               537
Deferred income taxes, net                                                   890               740
Other assets                                                               1,125               879
                                                                    ------------      ------------
                                                                    $    354,424      $    270,226
                                                                    ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
NOW and money market demand accounts                                $     75,369      $     42,083
Savings deposits                                                          48,948            48,296
Time deposits                                                            122,933            89,503
                                                                    ------------      ------------
                                                                         247,250           179,882
Federal Home Loan Bank advances                                           56,675            46,425
Securities sold under agreements to repurchase                            10,701            11,546
Other borrowings                                                           2,225                --
Accrued interest payable                                                   2,389             1,528
Advances from borrowers for taxes and insurance                              899               408
Income taxes payable                                                          81               476
Other liabilities                                                          1,173               602
                                                                    ------------      ------------
                                                                         321,393           240,867


Minority interest                                                          3,553                --
Stockholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized                    --                --
Common stock, no par value; 8,000,000 shares authorized;
 1,698,312 shares issued                                                  28,002            28,002
Retained earnings, substantially restricted                                3,298             3,251
Treasury stock, at cost, 53,000 shares                                    (1,037)             (932)
Accumulated other comprehensive loss                                        (785)             (962)
                                                                    ------------      ------------
                                                                          29,478            29,359
                                                                    ------------      ------------
                                                                    $    354,424      $    270,226
                                                                    ============      ============

                                                   Equity/Assets            8.32%            10.86%
                                                Book Value/Share    $      17.92      $      17.77

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                                      2000             1999            2000             1999
                                                                  ------------     ------------    ------------     ------------
INTEREST INCOME
 Loans receivable                                                 $      5,454     $      3,671    $     15,165     $     10,074
 Mortgage-backed securities                                                992              699           2,928            2,062
 Investment securities                                                     124              114             372              320
 FHLB of Seattle stock dividends                                            54               47             153              104
 Other interest earning assets                                              13               23              90              149
                                                                  ------------     ------------    ------------     ------------
    Total interest income                                                6,637            4,554          18,708           12,709
 INTEREST EXPENSE
 Deposits                                                                2,780            1,735           7,755            5,079
  Other borrowings                                                       1,239              812           3,162            1,863
                                                                  ------------     ------------    ------------     ------------
    Total interest expense                                               4,019            2,547          10,917            6,942
                                                                  ------------     ------------    ------------     ------------
    Net interest income                                                  2,618            2,007           7,791            5,767
 Provision for losses on loans                                             847               54           1,376              168
                                                                  ------------     ------------    ------------     ------------

       Net interest income after provision for losses on loans           1,771            1,953           6,415            5,599
NON-INTEREST INCOME
 Fees and discounts                                                        924              789           2,590            2,323
 Other income                                                              160               80             349              282
                                                                  ------------     ------------    ------------     ------------
    Total non-interest income                                            1,084              869           2,939            2,605
NON-INTEREST EXPENSE
 Salaries and employee benefits                                          1,433              968           3,902            2,804
 Net occupancy and equipment expense                                       309              192             837              558
 Data processing expense                                                   168               89             498              303
 Other expenses                                                            655              512           1,813            1,544
                                                                  ------------     ------------    ------------     ------------
    Total non-interest expense                                           2,565            1,761           7,050            5,209
                                                                  ------------     ------------    ------------     ------------
    Income before income taxes                                             290            1,061           2,304            2,995
 Provision for income tax expense                                          107              417             853            1,154
                                                                  ------------     ------------    ------------     ------------
    Income before minority interest                                        183              644           1,451            1,841
 Minority interest                                                         (15)              --            (117)              --
                                                                  ------------     ------------    ------------     ------------
    Net income                                                    $        168     $        644    $      1,334     $      1,841
                                                                  ============     ============    ============     ============
 Net income per share                                             $       0.10     $       0.38    $       0.81     $       1.09
                                                                  ------------     ------------    ------------     ------------
Weighted average shares outstanding                                      1,645            1,681           1,650            1,692
                                                                  ============     ============    ============     ============

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                          -----------------------------
                                                                              2000             1999
                                                                          ------------     ------------
OPERATING ACTIVITIES
Net income                                                                $      1,334     $      1,841
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                                                      1,376              168
  Amortization of goodwill and identifiable intangibles                            194              135
  Depreciation                                                                     357              219
  Loss on disposal of equipment                                                      3               --
  Equity in income of Valley Bancorp Inc.                                           --              (86)
  Amortization of discounts and premiums on investment securities                  101              221
  Gain on sale of investment securities                                             --              (30)
  Gain on sale of real estate owned                                                 --               (5)
  Mortgage loans originated and held for sale                                  (86,425)         (87,368)
  Proceeds from sales of mortgage loans held for sale                           85,737           91,899
  Federal Home Loan Bank stock dividends                                          (153)            (107)
  Net change in accrued interest receivable                                       (913)            (677)
  Net change in other assets                                                      (176)             (64)
  Net change in income taxes                                                      (480)             109
  Net change in accrued interest payable                                           802              244
  Net change in other liabilities                                                  439             (289)
  Net change in minority interest                                                  172               --
                                                                          ------------     ------------
     Net cash provided by operating activities                                   2,368            6,210
                                                                          ------------     ------------
INVESTING ACTIVITIES
Net increase in loans receivable                                               (27,372)         (41,631)
Purchases of securities available-for-sale                                      (6,254)         (33,922)

Proceeds from maturities, pay downs and sales of securities available-
     for-sale                                                                    7,390           28,629
Proceeds from redemption of Federal Home Loan Bank stock                            31               --
Purchase of Federal Home Loan Bank stock                                          (211)          (1,653)
Purchase of Valley Bancorp, Inc. stock                                          (1,722)            (180)
Cash paid to FDIC on failed bank                                                    --             (333)
Purchases of premises and equipment                                             (2,085)          (1,176)
Proceeds from sale of real estate and other personal property owned                 71              375
Additions of real estate and other personal property owned                         (34)              --
Acquired cash and cash equivalents of Valley                                     1,206               --
                                                                          ------------     ------------
     Net cash used in investing activities                                     (28,980)         (49,891)
                                                                          ------------     ------------
FINANCING ACTIVITIES
Net increase(decrease) in deposits                                              17,286             (408)
Net increase in Federal Home Loan Bank advances                                 10,250           34,115
Net change in securities sold under agreements to repurchase                      (845)             419
Net change in federal funds purchased                                             (400)              --
Net change in advances from borrowers for taxes and insurance                      491              425
Advances on long-term debt                                                       1,105               --
Payments on long-term debt                                                        (230)              --
Purchase of treasury stock                                                        (105)            (694)
Dividends paid to stockholders                                                  (1,287)          (1,320)
                                                                          ------------     ------------
     Net cash provided by financing activities                                  26,265           32,537
                                                                          ------------     ------------
Decrease in cash and cash equivalents                                             (347)         (11,144)
Cash and cash equivalents at beginning of year                                  11,457           19,255
                                                                          ------------     ------------
     Cash and cash equivalents at end of period                           $     11,110     $      8,111
                                                                          ============     ============
SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash payments for interest                                                $     10,103     $      6,698
Cash payments for income taxes                                            $      1,272     $      1,055

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       GENERAL

         United Financial Corp. ("UFC") is a bank holding company headquartered in Great Falls, Montana, with operations in 11 other Montana communities. Substantially all of UFC's banking business is conducted through its wholly-owned subsidiaries Heritage Bank F.S.B. ("Heritage Bank") and Heritage State Bank ("State Bank"), a banking subsidiary formed in 1998, collectively referred to herein as the "Banks". UFC is now the majority shareholder of Valley Bancorp, Inc.("Valley") (See Note 2). UFC, Heritage Bank, State Bank and Valley are collectively referred to herein as ("United"). UFC, Heritage Bank, State Bank (excluding Valley) are collectively referred to herein as ("United only"). United had assets of approximately $354.4 million, deposits of approximately $247.2 million and stockholders' equity of approximately $29.5 million at September 30, 2000

         Heritage Bank is a federally chartered stock savings bank with full service banking offices in Bozeman, Chester, Glendive, Great Falls, Havre, Missoula and Shelby, Montana, and loan production offices in Hamilton, Kalispell, and Libby, Montana. The full service banking offices in Missoula and Bozeman were opened in February and June, 2000, respectively. State Bank is a state chartered bank with full service banking operations in Fort Benton and Geraldine, Montana. The Banks are engaged in the community banking business of attracting deposits from the general public through their offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in their market areas in Montana. A majority of UFC's banking business is conducted in the Great Falls area. The Banks also invest in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

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

         In June 2000, Heritage Bank and Heritage State Bank filed applications to merge into Heritage State Bank's state banking charter. Heritage State Bank will then change its name to Heritage Bank and will relocate its main office to Great Falls, Montana. After the merger, Heritage Bank will be regulated by the Federal Deposit Insurance Corporation ("FDIC") and the State of Montana. Confirmation date for the merger is expected to be December 31, 2000. The FDIC, the Office of Thrift Supervision ("OTS"), and the State of Montana have all approved the merger applications.

         UFC's principal offices are located at 120 First Avenue North, Great Falls, Montana, and its telephone number is (406) 727-6106. Heritage Bank has a wholly-owned subsidiary, Community Service Corporation ("CSC"), which owned and managed real estate held for investment during 1999, but which is inactive at September 30, 2000. Heritage Bank holds an 11% ownership interest in Bankers' Resource Center, a computer data center.

2.       VALLEY BANCORP, INC.

         During 1999, UFC increased its ownership in Valley to 39.93% of Valley's outstanding shares at December 31, 1999. On January 10, 2000, UFC increased its ownership to 50.6% and combined with additional shares acquired thereafter UFC currently owns 54.49% of the outstanding shares of Valley as of September 30, 2000. Valley is a bank holding company located in Phoenix, Arizona and is the parent company of Valley Bank of Arizona, a state chartered commercial bank. Valley had assets of approximately $64.7 million, deposits of approximately $55.4 million and stockholders' equity of approximately $7.8 million at September 30, 2000. The aggregate purchase price of the shares of Valley purchased to date is $6.1 million, including $1.7 million for shares acquired in 2000, $1.7 million for shares acquired in 1999, and $2.7 million for shares acquired in 1998. As a result of acquiring over 50% of the outstanding shares of Valley, UFC has consolidated Valley with its financial statements effective January 1, 2000.

3.       BASIS OF PRESENTATION

         United's consolidated financial statements, included herein, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information contained herein reflects all postings and disclosures (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results anticipated for the year ending December 31, 2000. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1999.

4.       STOCK INCENTIVE PLAN

         On January 25, 2000, UFC's Board of Directors adopted the United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (the "Plan"), subject to approval by the Company's shareholders. The Plan was approved by the Company's shareholders May 23, 2000.

         The Plan provides for a maximum of 120,000 shares of UFC's Common Stock for issuance under options or other awards, subject to adjustment in certain circumstances. Any employee, officer, director, consultant or independent contractor of the Company and its subsidiaries is eligible to receive awards under the Plan. Awards under the Plan will be available for grant until January 25, 2010. However, an option of the award granted may extend beyond such time.

         UFC's existing stock appreciation rights plan was rescinded by the Board of Directors upon its approval of this stock option plan.

5.       COMPREHENSIVE INCOME

         United's only significant element of comprehensive income is unrealized gains and losses on available-for-sale securities.

(In thousands)
(Unaudited)
                                          THREE MONTHS ENDED                Three Months Ended
                                          SEPTEMBER 30, 2000                September 30, 1999
                                     -----------------------------    -------------------------------
                                      BEFORE      TAX       AFTER     Before        Tax        After
                                       TAX      EXPENSE      TAX        Tax       Expense       Tax
                                     -------    -------    -------    -------     -------     -------
Net income                           $   275    $   107    $   168    $ 1,061     $   417     $   644
Unrealized and realized
 Holding gains(losses) arising
 During the period                       768        292        476       (399)       (153)       (246)
Less: reclassification adjustment
 For gains included in net income         --         --         --         --          --          --
                                     -------    -------    -------    -------     -------     -------
Net unrealized gains(losses) on
 Securities                              768        292        476       (399)       (153)       (246)
                                     -------    -------    -------    -------     -------     -------
Total comprehensive income           $ 1,043    $   399    $   644    $   662     $   264     $   398
                                     =======    =======    =======    =======     =======     =======

                                          NINE MONTHS ENDED                 Nine Months Ended
                                          SEPTEMBER 30, 2000                September 30, 1999
                                     -----------------------------    -------------------------------
                                      BEFORE      TAX       AFTER     Before        Tax        After
                                       TAX      EXPENSE      TAX        Tax       Expense       Tax
                                     -------    -------    -------    -------     -------     -------
Net income                           $ 2,187    $   853    $ 1,334    $ 2,995     $ 1,154     $ 1,841
Unrealized and realized
 Holding gains(losses) arising
 During the period                       285        108        177     (1,044)       (401)       (643)
Less: reclassification adjustment
 For gains included in net income         --         --         --        (30)        (12)        (18)
                                     -------    -------    -------    -------     -------     -------
Net unrealized gains(losses) on
 Securities                              285        108        177     (1,074)       (413)       (661)
                                     -------    -------    -------    -------     -------     -------
Total comprehensive income           $ 2,472    $   961    $ 1,511    $ 1,921     $   741     $ 1,180
                                     =======    =======    =======    =======     =======     =======

6.       CASH EQUIVALENTS

         For purposes of the Consolidated Condensed Statements of Cash Flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

7.       STOCKHOLDERS' EQUITY

         On February 3, 1998, UFC issued a warrant (the Warrant) to purchase 10,000 shares of its common stock to D.A. Davidson & Co., exercisable at the price of $26.25 per share, in exchange for investment banking services provided to UFC.

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

9.       DIVIDENDS DECLARED

         On October 24, 2000, the Board of Directors of UFC declared a fourth-quarter cash dividend of $.26 per share, payable November 20, 2000, to shareholders of record on November 6, 2000.

10.      RELATED PARTIES

         Central Financial Services, Inc. ("CFS") provides various management services to United, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by UFC's Chairman of the Board of Directors and largest shareholder. CFS fees were $263,000, and $224,000 for the nine months ended September 30, 2000 and 1999, respectively.

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

2. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF SEPTEMBER 30, 2000 TO DECEMBER 31, 1999.

(In thousands)                                      SELECTED FINANCIAL CONDITION RECAP
(Unaudited)
                                                                          Valley Bancorp
                                                                               Inc.
                                      SEPT 30,     Dec. 31,                Consolidated       Net
                                        2000         1999       Change    January 1, 2000   Change
                                   -------------------------------------------------------------------
Cash and cash equivalents            $  11,110    $  11,457    $    (347)    $   1,206    $  (1,553)
Investment securities, available-
 for-sale, net                          69,624       53,044       16,580        17,134         (554)
Loans receivable, net                  251,930      186,348       65,582        39,863       25,719
Loans held for sale                      1,879        1,191          688            --          688
Premises and equipment, net              6,277        4,873        1,404           200        1,204
Real estate and other
 personal property owned, net              987           14          973           211          762
Federal Home Loan Bank stock             3,379        3,046          333            --          333
Investment in Valley                        --        4,549       (4,549)           --       (4,549)
Goodwill, net                            3,181        1,289        1,892            --        1,892
Identifiable intangibles, net              485          537          (52)           --          (52)
All other assets                         5,572        3,878        1,694           875          819
Total assets                           354,424      270,226       84,198        59,489       24,709
Deposits                               247,250      179,882       67,368        50,083       17,285
Federal Home Loan Bank advances         56,675       46,425       10,250            --       10,250
Securities sold under
 agreements to repurchase               10,701       11,546         (845)           --         (845)
Other borrowings                         2,225           --        2,225            --        2,225
All other liabilities                    4,542        3,014        1,528         1,964         (436)
Total liabilities                      321,393      240,867       80,526        52,047       28,479

         GENERAL - The various increases in financial statement amounts discussed are primarily the result of consolidating Valley as of January 1, 2000. Financial statement changes strictly from United operations, without the impact of the consolidation of Valley, will be identified and discussed separately. Such changes include the changes of Valley since January 1, 2000.

         Total assets increased $84.2 million to $354.4 million at September 30, 2000 from $270.2 million at December 31, 1999. The increase in assets was primarily the result of the addition of $59.5 million of assets from the consolidation of Valley and a $25.7 million increase in loans receivable.

         INVESTMENT SECURITIES - Investment securities available-for-sale increased $16.6 million to $69.6 million at September 30, 2000 from $53.0 million at December 31, 1999. The Valley consolidation accounted for an increase of $17.1 million. The net decrease of $.5 million was the result of $6.3 million of purchases, offset by $7.4 million of maturities, sales, and principal repayments, $.1 million of amortization and a $.7 million decrease in unrealized loss on securities.

         A comparison of the amortized cost and estimated fair value of the consolidated available for sale investment portfolio at the dates indicated is as follows:

(In thousands)
(Unaudited)
                                                SEPTEMBER 30, 2000
                               ------------------------------------------------------
                                               GROSS          GROSS         ESTIMATED
                                AMORTIZED    UNREALIZED     UNREALIZED        FAIR
                                  COST         GAINS          LOSSES          VALUE
                               ----------    ----------     ----------     ----------
U.S. GOVERNMENT AND FEDERAL
 AGENCIES                      $   24,162    $       --     $     (459)    $   23,703
MORTGAGE-BACKED SECURITIES         42,020            86           (785)        41,321
MUNICIPAL BONDS                     2,538            --            (90)         2,448
OTHER INVESTMENTS                   2,316            --           (164)         2,152
                               ----------    ----------     ----------     ----------
                               $   71,036    $       86     $   (1,498)    $   69,624
                               ==========    ==========     ==========     ==========

                                                  December 31, 1999
                               ------------------------------------------------------
                                               Gross          Gross         Estimated
                                Amortized    Unrealized     Unrealized        Fair
                                  Cost         Gains          Losses          Value
                               ----------    ----------     ----------     ----------
U.S. Government and Federal
 Agencies                      $   10,210    $       --     $     (416)    $    9,794
Mortgage-backed securities         40,261            90           (896)        39,455
Municipal bonds                     2,095             2           (162)         1,935
Other investments                   2,041            --           (181)         1,860
                               ----------    ----------     ----------     ----------
                               $   54,607    $       92     $   (1,655)    $   53,044
                               ==========    ==========     ==========     ==========

         LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $65.6 million to $251.9 million at September 30, 2000 from $186.4 million at December 31, 1999. The Valley consolidation accounted for $39.9 million of this increase. The remaining loans receivable increase of $25.7 million is a direct result of strong loan demand generated through officer call programs, increased market area and continued purchase of participation loans and lease financing loans. The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $40.0 million of participation and purchased loans as of September 30, 2000.

         Heritage Bank sells and retains servicing for a portion of its residential real estate loans to agencies of Montana such as the Montana Board of Investments and the Montana Board of Housing. Heritage Bank recognizes mortgage servicing rights as an asset regardless of whether the servicing rights are acquired or retained on loans originated and subsequently sold. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. As of September 30, 2000 and December 31, 1999, the carrying value of originated servicing rights was approximately $224,000 and $102,000, respectively. Heritage Bank's servicing portfolio as of September 30, 2000 was $49.7 million and as of December 31, 1999 was $37.0 million.

         During the nine months ended September 30, 2000, loans held for sale by United increased $.7 million to $1.9 million at September 30, 2000 from approximately $1.2 million at December 31, 1999. Approximately $86.4 million of loans were originated for sale and $85.7 million of loans were sold to the secondary market during the nine month period ending September 30, 2000.

         ALLOWANCE FOR LOAN LOSSES - The loan loss reserve increased $1.5 million to $3.1 million at September 30, 2000 compared to $1.6 million at December 31, 1999. The increase includes Valley's loan loss reserve at consolidation of $.4 million. A special one-time addition to the loan loss reserve was made primarily related to the deterioration of a single loan. The special addition to the loan loss reserve totaled $.8 million. The remaining change includes a $.6 million loan loss provision for the nine months ended September 30, 2000, less loans in the amount of $.3 million which were determined by United's management to be uncollectable and subsequently charged-off. However, management pursues recoveries which totaled approximately $11,000 for this same nine month period. The loan loss reserve at September 30, 2000 is an amount which management believes is adequate given the level of non-performing assets and management's assessment of loan risk. The United allowance for loan losses to total loans at September 30, 2000 was 1.20%.

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

         United follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At September 30, 2000 United had non-accrual loans totaling $2.0 million and loans totaling $.2 million past due 90 days and still accruing.

         United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At September 30, 2000 and December 31, 1999, United had no assets classified as loss. At September 30, 2000, United had $1.7 million of assets classified as doubtful. At September 30, 2000 and December 31, 1999, United had $.4 million and $.5 million of reported substandard assets, respectively. As a percent of total assets, substandard assets were approximately .11%, and .19% at September 30, 2000 and December 31, 1999, respectively.

         REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED - The $973,000 increase includes $211,000 in other real estate held by Valley as of January 1, 2000 and $227,000 of repossessed personal property acquired by United during the first nine months of 2000. The remaining increase includes $530,000 for the former United Savings Bank property which was moved from premises and equipment to real estate owned in June 2000, plus improvements of $15,000, less depreciation of $9,500. The property is currently leased to a third party with an option to buy.

         FEDERAL HOME LOAN BANK STOCK - Federal Home Loan Bank (FHLB) stock increased approximately $.4 million to $3.4 million at September 30, 2000 from $3.0 million at December 31, 1999. This increase was the result of $.2 million of reinvested stock dividends, and $.2 million of stock purchases. FHLB stock purchases are made as required for the increase in FHLB borrowings used to support the increased scope of operations.

         PREMISES AND EQUIPMENT - This category increased $1.4 million to $6.3 million at September 30, 2000 from $4.9 million at December 31, 1999. Valley accounted for $.2 million of the increase. The balance of the increase of $1.2 million was primarily due to the construction of the new branches in Bozeman and Missoula, Montana and Scottsdale, Arizona of $1.6 million offset by the $.5 million in real estate moved to real estate owned as discussed above. Heritage Bank invested approximately $.4 million in fixed assets during the first nine months of 2000. This increase was primarily due to (1) the purchase of a computer upgrade for all branches, and (2) furniture and fixtures for the new Bozeman and Missoula offices. The purchases of premises and equipment were offset by approximately $.3 million of depreciation.

         GOODWILL - Goodwill increased $1.9 million from the increased ownership percentage and resulting consolidation of Valley to $3.2 million at September 30, 2000 from $1.3 at December 31, 1999. Goodwill decreased $142,000 due to amortization during the nine months ending September 30, 2000. Components of goodwill are currently being amortized over 15 and 25 years.

         DEPOSITS - Deposits increased $67.4 million to $247.3 million at September 30, 2000 from $179.9 million at December 31, 1999, which includes a $50.1 million increase from consolidating Valley. The net increase in deposits was $17.3 million. The increase in deposits resulted from a combination of the application of competitive rates on all deposit offerings, and United's commitment to community banking, both of which have attracted depositors.

         BORROWED FUNDS - FHLB advances increased $10.3 million from December 31, 1999 to September 30, 2000. Securities sold under agreements to repurchase decreased $.8 million to $10.7 million at September 30, 2000 from $11.5 million at December 31, 1999. The additional borrowings in the first nine months of 2000 were used to fund increases in United's real estate loan portfolio, as well as to manage interest rate risk. Other borrowings increased $2.2 million. This increase included $1.3 million in federal funds purchased by Valley and $.9 million of net borrowings by UFC to fund treasury stock purchases and purchases of Valley stock.

         STOCKHOLDERS' EQUITY - Stockholders' equity increased $.1 million to $29.5 million at September 30, 2000 from $29.4 million at December 31, 1999. This change includes $1.3 million of net income for the nine months ended September 30, 2000 less cash dividends declared of $1.3 million. In addition, there was also a $.2 million decrease in unrealized losses net of tax effects, associated with assets classified as available-for-sale being adjusted to market value and a $.1 million purchase of treasury stock.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

(In thousands)                                                  INCOME RECAP
 (Unaudited)
                                   -----------------------------------------------------------------------
                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                   -----------------------------------------------------------------------
                                   CONSOLIDATED
                                       WITH       United
                                      VALLEY       Only                        United Only
                                   ----------------------------------     ---------------------   --------
                                       2000        1999       Change        2000        1999       Change
                                   ----------    --------    --------     --------    --------    --------
Interest income                     $   6,637    $  4,554    $  2,083     $  5,378    $  4,554    $    824
Interest expense                        4,019       2,547       1,472        3,345       2,547         798
                                    ---------    --------    --------     --------    --------    --------
 Net interest income                    2,618       2,007         611        2,033       2,007          26
Provision for losses on loans             847          54         793          687          54         633
                                    ---------    --------    --------     --------    --------    --------
Net interest income after
  Provision for losses on loans         1,771       1,953        (182)       1,346       1,953        (607)
Non-interest income                     1,084         869         215          950         869          81
Non-interest expense                    2,565       1,761         804        2,036       1,761         275
                                    ---------    --------    --------     --------    --------    --------
 Income before income taxes
  and minority interest                   290       1,061        (771)         260       1,061        (801)
Provision for income tax expense          107         417        (310)          92         417        (325)
                                    ---------    --------    --------     --------    --------    --------
Net income before minority
  Interest                          $     183    $    644    $   (461)    $    168    $    644    $   (476)
                                    =========    ========    ========     ========    ========    ========

         GENERAL - The table above includes the 1999 operating results of United only compared to the 2000 operating results consolidated with Valley as well as a comparison of United only operating results for both three month periods ended September 30, 2000 and 1999.

         NET INTEREST INCOME - Like most financial institutions, the most significant component of both the Banks' and Valley's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.6 million from $2.0 million for the three months ended September 30, 1999 to $2.6 million for the three months ended September 30, 2000. Net interest margin decreased .09% from 3.24% for the three month period ended September 30, 1999 to 3.15% for the three month period ended September 30, 2000. Net interest spread increased .74% from 2.14% for the three month period ended September 30, 1999 to 2.88% for the three month period ended September 30, 2000. Although net interest income increased, higher funding rates at FHLB and increased competition for loan rates resulted in a slight decrease in net interest margin. United has used the funds from additional deposits and borrowings to fund growth in its real estate loan portfolio and to manage interest rate risk.

         INTEREST INCOME - The principal reason for the increase in United's net interest income from the three month period ended September 30, 1999 compared to the three month period ended September 30, 2000 was an increase in interest-earning assets from the Valley consolidation. Interest income increased $2.0 million from $4.6 million for the three month period ended September 30, 1999 to $6.6 million for the three month period ended September 30, 2000.

         For the three month period ended September 30, 2000, compared to the three month period ended September 30, 1999, interest on loans receivable increased $1.7 million, interest on mortgage-backed securities and investments increased $.3 million and interest on other interest-earning assets decreased only slightly.

         INTEREST EXPENSE - The principal reason for the increase in United's net interest expense from the three month period ended September 30, 1999 to the three month period ended September 30, 2000 was an increase in interest-bearing liabilities due to the consolidation of Valley. Interest expense increased $1.5 million from $2.5 million for the three month period ended September 30, 1999 to $4.0 million for the three month period ended September 30, 2000.

         For the three month period ended September 30, 2000, compared to the three month period ended September 30, 1999, interest on deposits increased $1.1 million, and interest on short-term borrowings increased $.4 million.

         PROVISION FOR LOAN LOSSES - United provided $847,000 for loan losses for the three months ended September 30, 2000, as compared to $54,000 for the same period last year. The three month provision of $847,000 included a one-time special provision of $810,000 related to the deterioration of a single loan. Heritage Bank made a one-time special provision for this single loan of $675,000, while the remaining balance of $135,000 was made by Valley.

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

         NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.2 million from $.9 million for the three month period ended September 30, 1999 to $1.1 million for the three month period ended September 30, 2000. United experienced a slight increase in the home lending market, as interest rates stabilized during the three month period ended September 30, 2000. Mortgage servicing rights income in the three month period ended September 30, 2000 was consistent as compared to the three month period ended September 30, 1999.

         NON-INTEREST EXPENSE - United's non-interest expense increased $.8 million during the three month period ending September 30, 2000 as compared to the same period in 1999. This increase was principally due to the consolidation of Valley, and additional costs for opening the three new branches as well as the upcoming merger of Heritage and Heritage State Banks.

         INCOME TAXES - Income tax expense decreased $.3 million to $107,000 for the three month period ending September 30, 2000 from $417,000 for the same period of 1999. This was a result of lower earnings in the current quarter due to the one-time special loan loss provisions discussed above.

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

         The following table sets forth certain operating segment information for the three month periods ended September 30, 2000 and 1999 and certain balance sheet data as of September 30, 2000 and 1999 (in thousands). Operating segment information is not presented for Valley as of September 30, 1999 as its statements were not consolidated with United at that time.

                                            Heritage        Heritage
2000:                                         Bank         State Bank         Valley          Other         Consolidated
                                          ------------    ------------     ------------    ------------     ------------
Net interest income(1)                    $      1,885             144     $        585    $          8     $      2,622

Non-interest income                                915              16              152               1            1,084
                                          ------------    ------------     ------------    ------------     ------------

Total revenue                                    2,800             160              737               9            3,706

Provision for loan losses                          687              --              160              --              847

Non-interest expense(1)                          1,749             103              529              80            2,461
                                          ------------    ------------     ------------    ------------     ------------

Pretax cash earnings(loss)                         364              57               48             (71)             398
                                          ------------    ------------     ------------    ------------     ------------

Income tax expense(benefit)                        107              19               15             (34)             107
Minority interest                                   --              --               --             (15)             (15)
                                          ------------    ------------     ------------    ------------     ------------
Cash earnings(loss)(1)                             257              38               33             (52)             276
                                          ------------    ------------     ------------    ------------     ------------

Amortization of goodwill and
 CDI                                                42               8               --              20               70
Amortization of purchase
 Valuations                                         35              --               --               3               38
                                          ------------    ------------     ------------    ------------     ------------
Net income(loss)                          $        180    $         30     $         33    $        (75)    $        168
                                          ============    ============     ============    ============     ============

PER SHARE DATA

Cash earnings per share                                                                                     $       0.17
Cash earnings per share before
  special charge                                                                                            $       0.45
Net income per share                                                                                        $       0.10
Net income per share before
  special charge
Weighted average shares                                                                                     $       0.38
 Outstanding                                                                                                       1,645

BALANCE SHEET DATA AS OF
SEPTEMBER 30, 2000

Assets                                    $    272,293    $     18,421     $     64,734    $     (1,024)    $    354,424

Loans receivable, net                          195,319          14,809           41,769              33          251,930

Deposits                                       179,494          12,429           55,445            (118)         247,250

Stockholders' equity                            20,022           2,084            7,808            (436)          29,478

(1)Before amortization of
   goodwill, core deposit
   intangible, and purchase valuations

                                            Heritage        Heritage
1999:                                         Bank         State Bank         Valley          Other         Consolidated
                                          ------------    ------------     ------------    ------------     ------------
Net interest income(1)                    $      1,817    $        123     $         --    $         71     $      2,011

Non-interest income                                830              12               --              27              869
                                          ------------    ------------     ------------    ------------     ------------

Total revenue                                    2,647             135               --              98            2,880

Provision for loan losses                            5              49               --              --               54

Non-interest expense(1)                          1,495             115               --              69            1,679
                                          ------------    ------------     ------------    ------------     ------------

Pretax cash earnings(loss)                       1,147             (29)              --              29            1,147
                                          ------------    ------------     ------------    ------------     ------------

Income tax expense(benefit)                        421             (14)              --              10              417
                                          ------------    ------------     ------------    ------------     ------------
Cash earnings(1)                                   726             (15)              --              19              730
                                          ------------    ------------     ------------    ------------     ------------

Amortization of goodwill and
 CDI                                                41               8               --              --               49
Amortization of purchase
 Valuations                                         35              --                2              37
                                          ------------    ------------     ------------    ------------     ------------
Net income(loss)                          $        650    $        (23)    $         --    $         17     $        644
                                          ============    ============     ============    ============     ============

PER SHARE DATA

Cash earnings per share                                                                                     $       0.43
Net income per share                                                                                        $       0.38
Weighted average shares
 Outstanding                                                                                                       1,681

BALANCE SHEET DATA AS OF
SEPTEMBER 30, 1999

Assets                                    $    247,180    $     18,535     $         --    $         92     $    265,807

Loans receivable, net                          169,182          14,606               --             652          184,440

Deposits                                       158,284          10,294               --          (1,366)         167,212

Stockholders' equity                            20,259           1,972               --           7,463           29,694

(1)Before amortization of
   goodwill, core deposit
   intangible, and purchase valuations

4. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

(In thousands)                                                         INCOME RECAP
(Unaudited)
                                   ----------------------------------------------------------------------------------
                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------------------------------------------------
                                   CONSOLIDATED
                                       WITH         United
                                      VALLEY         Only                             United Only
                                   ---------------------------------------     ------------------------    ----------
                                       2000          1999         Change          2000          1999         Change
                                   -----------    ----------    ----------     ----------    ----------    ----------
Interest income                     $   18,708    $   12,709    $    5,999     $   15,138    $   12,709    $    2,429
Interest expense                        10,917         6,942         3,975          9,093         6,942         2,151
                                    ----------    ----------    ----------     ----------    ----------    ----------
 Net interest income                     7,791         5,767         2,024          6,045         5,767           278
Provision for losses on loans            1,376           168         1,208          1,130           168           962
                                    ----------    ----------    ----------     ----------    ----------    ----------
Net interest income after
  provision for losses on loans          6,415         5,599           816          4,915         5,599          (684)
Non-interest income                      2,939         2,605           334          2,714         2,605           109
Non-interest expense                     7,050         5,209         1,841          5,590         5,209           381
                                    ----------    ----------    ----------     ----------    ----------    ----------
 Income before income taxes
  and minority interest                  2,304         2,995          (691)         2,039         2,995          (956)
Provision for income tax expense           853         1,154          (301)           705         1,154          (449)
                                    ----------    ----------    ----------     ----------    ----------    ----------
 Net income before minority
  Interest                          $    1,451    $    1,841          (390)    $    1,334    $    1,841    $     (507)
                                    ==========    ==========    ==========     ==========    ==========    ==========

         GENERAL - The table above includes the 1999 operating results of United only compared to the 2000 operating results consolidated with Valley as well as a comparison of United only operating results for both nine month periods ended September 30, 2000 and 1999.

         NET INTEREST INCOME - Net interest income increased $2.0 million from $5.8 million for the nine months ended September 30, 1999 to $7.8 million for the nine months ended September 30, 2000. Net interest margin decreased .03% to 3.26% for the nine month period ended September 30, 2000 from 3.29% for the same period last year. Net interest spread increased .11% to 2.98% for the nine month period ended September 30, 2000 from 2.87% for the same period last year. Although net interest income increased, higher funding rates at FHLB and increased competition for loan rates resulted in a decrease in net interest margin. United has used the funds from additional deposits and borrowings to fund growth in its real estate loan portfolio, as well as to manage interest rate risk.

         INTEREST INCOME - The principal reason for the increase in United's net interest income from the nine month period ended September 30, 1999 compared to the nine month period ended September 30, 2000 was an increase in interest-earning assets from the Valley consolidation. Interest income increased $6.0 million from $12.7 million for the nine month period ended September 30, 1999 to $18.7 million for the nine month period ended September 30, 2000.

         For the nine month period ended September 30, 2000, compared to the nine month period ended September 30, 1999, interest on loans receivable increased $5.1 million, interest on mortgage-backed securities and investments increased $.9 million and interest on other interest-earning assets remained constant.

         INTEREST EXPENSE - The principal reason for the increase in United's net interest expense from the nine month period ended September 30, 1999 to the nine month period ended September 30, 2000 was an increase in interest-bearing liabilities due to the consolidation of Valley. Interest expense increased $4.0 million from $6.9 million for the nine month period ended September 30, 1999 to $10.9 million for the nine month period ended September 30, 2000.

         For the nine month period ended September 30, 2000, compared to the nine month period ended September 30, 1999, interest on deposits increased $2.7 million, and interest on short-term borrowings increased $1.3 million.

         PROVISION FOR LOAN LOSSES - United provided $1.4 million for loan losses for the nine months ended September 30, 2000, as compared to $.2 million in the first nine months of 1999. The nine month provision of $1.4 million included a one-time special provision of $.8 million related to the deterioration of a single loan. Heritage Bank made a one-time special provision for this single loan of $.7 million, while the remaining balance of $.1 million was made by Valley. The regular nine month loan loss reserve of $.6 million was made by United as a result of strong loan demand and increased non-performing assets.

         NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.3 million from $2.6 million for the nine months ended September 30, 1999 to $2.9 million for the nine months ended September 30, 2000. United did experience a decline in the home lending market as compared to 1999, and particularly the refinancing market during the first nine months of 2000, as interest rates were higher than the same period last year. This decrease was offset by an increase in customer service charges and mortgage servicing rights income in the first nine months of 2000.

         NON-INTEREST EXPENSE - United's non-interest expense increased $1.8 million during the nine month period ending September 30, 2000 as compared to the same period in 1999. This increase was principally due to the consolidation of Valley and additional costs for opening three new branches as well as the upcoming merger of Heritage and Heritage State Banks.

         INCOME TAXES - Income tax expense decreased $.3 million for the nine month period ended September 30, 2000 as compared to the same period in 1999. This is the result of a decrease in income before income taxes (adjusted for minority interest) of $.7 million due to the one-time special loan loss reserve charge discussed above.

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

         The following table sets forth certain operating segment information for the nine month periods ended September 30, 2000 and 1999 and certain balance sheet data as of September 30, 2000 and 1999 (in thousands). Operating information is not presented for Valley as of September 30, 1999 as its statements were not consolidated with United at that time.

                                    Heritage        Heritage
2000:                                 Bank         State Bank        Valley          Other         Consolidated
                                  ------------    ------------    ------------    ------------     ------------
Net interest income(1)            $      5,573             448    $      1,745    $         37     $      7,803

Non-interest income                      2,526              51             362              --            2,939
                                  ------------    ------------    ------------    ------------     ------------

Total revenue                            8,099             499           2,107              37           10,742

Provision for loan losses                1,130              --             246              --            1,376

Non-interest expense(1)                  4,733             323           1,460             226            6,742
                                  ------------    ------------    ------------    ------------     ------------

Pretax cash earnings(loss)(1)            2,236             176             401            (189)           2,624
                                  ------------    ------------    ------------    ------------     ------------

Income tax expense                         764              59             148            (118)             853
Minority interest                           --              --              --            (117)            (117)
                                  ------------    ------------    ------------    ------------     ------------
Cash earnings(loss)(1)                   1,472             117             253            (188)           1,654
                                  ------------    ------------    ------------    ------------     ------------
Amortization of goodwill and
 CDI                                       124              23              --              60              207
Amortization of purchase
 valuations                                105              --              --               8              113
                                  ------------    ------------    ------------    ------------     ------------
Net income(loss)                  $      1,243    $         94    $        253    $       (256)    $      1,334
                                  ============    ============    ============    ============     ============

PER SHARE DATA

Cash earnings per share                                                                            $       1.00
Cash earnings per share before
  special charge                                                                                   $       1.28
Net income per share                                                                               $       0.81
Net income per share before
  special charge                                                                                   $       1.09
Weighted average shares                                                                                   1,650
 outstanding

BALANCE SHEET DATA AS OF
SEPTEMBER 30, 2000

Assets                            $    272,293    $     18,421    $     64,734    $     (1,024)    $    354,424

Loans receivable, net                  195,319          14,809          41,769              33          251,930

Deposits                               179,494          12,429          55,445            (118)         247,250

Stockholders' equity                    20,022           2,084           7,808            (436)          29,478

(1)Before amortization of
   goodwill, core deposit
   intangible, and purchase valuations

                                   Heritage        Heritage
1999:                                Bank         State Bank        Valley          Other         Consolidated
                                 ------------    ------------    ------------    ------------     ------------
Net interest income(1)           $      5,243    $        319     $         --    $        217     $      5,779

Non-interest income                     2,486              31               --              88            2,605
                                 ------------    ------------     ------------    ------------     ------------

Total revenue                           7,729             350               --             305            8,384

Provision for loan losses                  75              93               --              --              168

Non-interest expense(1)                 4,432             352               --             206            4,990
                                 ------------    ------------     ------------    ------------     ------------

Pretax cash earnings(loss)(1)           3,222             (95)              --              99            3,226
                                 ------------    ------------     ------------    ------------     ------------

Income tax expense(benefit)             1,163             (45)              --              36            1,154
                                 ------------    ------------     ------------    ------------     ------------
Cash earnings(loss)(1)                  2,059             (50)              --              63            2,072
                                 ------------    ------------     ------------    ------------     ------------

Amortization of goodwill and
 CDI                                      124              23               --              --              147
Amortization of purchase
 valuations                                84              --               --              --               84
                                 ------------    ------------     ------------    ------------     ------------
Net income(loss)                 $      1,851    $        (73)    $         --    $         63     $      1,841
                                 ============    ============     ============    ============     ============

PER SHARE DATA

Cash earnings per share                                                                            $       1.22
Net income per share                                                                               $       1.09
Weighted average shares                                                                                   1,692
 outstanding

BALANCE SHEET DATA AS OF
SEPTEMBER 30, 1999

Assets                           $    247,180    $     18,535     $         --    $         92     $    265,807

Loans receivable, net                 169,182          14,606               --             652          184,440

Deposits                              158,284          10,294               --          (1,366)         167,212

Stockholders' equity                   20,259           1,972               --           7,463           29,694

(1)Before amortization of
   goodwill, core deposit
   intangible, and purchase valuations

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

         INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE. Interest rate risk sensitivity of net portfolio value ("NPV") measurement seeks to establish a methodology to measure the potential for the reduction of earnings and stockholders' equity resulting from both lower net interest income ("NII") and lower NPV caused by changes in market interest rates. NPV is the difference between the Bank's depository portfolio value and its loans receivable portfolio value. NPV thus provides a leading indicator of future potential changes in both NII and stockholders' equity. Because of its asset size (less than $500 million), Heritage Bank falls under an OTS exemption that allows utilization of an asset/liability computer simulation program prepared and distributed by the OTS. The OTS Thrift Financial Report includes Schedule CMR that provides detailed information about the balances, interest rates, repricing, and maturity characteristics of the Bank's financial instruments. By utilizing the Bank's Schedule CMR data, the OTS runs computer simulations ("Net Portfolio Value Model") utilizing OTS assumptions. Heritage Bank, per OTS requirements, has established maximum percentage changes for NPV resulting from instantaneous changes in interest rates of 100 to 300 basis points. A maximum change of -15% for an instantaneous 200 basis point change in interest rate has been established. A 200 basis point change is used by the OTS as the current Interest Rate Sensitivity Measure by which thrifts are evaluated. Heritage Bank periodically reviews and makes changes to established limits for NPV changes due to mergers and other market factors.

         The following table demonstrates Heritage Bank's June 30, 2000 NPV and the present value of total assets, NPV ratio and basis point change for three instantaneous increases and the three instantaneous decreases in interest rates:

                Interest Rate Sensitivity of Net Portfolio Value

(Dollars in thousands)
Instantaneous            Net Portfolio Value               NPV as % of PV of Assets
                 ------------------------------------------------------------------------
Change in Rates  $ Amount    $ Change    % Change    Total Assets     NPV Ratio  Change
---------------  --------    --------    --------    ------------     ---------  --------
+300   bp         14,771      -9,957       -40 %         260,989        5.66 %    -333 bp
+200   bp         18,033      -6,694       -27 %         265,575        6.79 %    -220 bp
+100   bp         21,389      -3,339       -14 %         270,273        7.91 %    -108 bp
   0   bp         24,727                                 274,983        8.99 %
-100   bp         27,876       3,148       +13 %         279,539        9.97 %    + 98 bp
-200   bp         30,670       5,942       +24 %         283,765       10.81 %    +182 bp
-300   bp         33,825       9,097       +37 %         288,386       11.73 %    +274 bp

         The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of assets and liability cash flows and others. Sensitivity analysis does not reflect actions that United might take in responding to or anticipating changes in interest rates.

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

         None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None

ITEM 5  OTHER INFORMATION.

         In November 2000, UFC purchased 4,000 shares of treasury stock at a price of $15.25 per share.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

A.       The following exhibits are included herein:

Exhibit
Number        Description of Exhibit
---------     ------------------------------------------------------------------
27.1          Financial Data Schedule

B.       Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.



Date      November 15, 2000                  /s/ John M. Morrison
     ---------------------------             -----------------------------------
                                             John M. Morrison
                                             Chairman of the Board
                                             (Duly Authorized
                                             Representative)




Date      November 15, 2000                  /s/ Kurt R. Weise
     ---------------------------             -----------------------------------
                                             Kurt R. Weise
                                             President and Chief
                                             Executive Officer
                                             (Duly Authorized
                                             Representative)