Form 10-K
period 2000-12-31
UNITED FINANCIAL CORP \MN\
filed 2001-04-02
CIK 1011309

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITY EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of February 28, 2001, was $16,117,503.

         The number of shares of Registrant's common stock outstanding on February 28, 2001 was 1,615,312. Registrant's common stock is traded on the Nasdaq National Market, symbol UBMT.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 22, 2001 are incorporated by reference into Part III of this Form 10-K.

                             UNITED FINANCIAL CORP.
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS............................................................. 1

ITEM 2.  PROPERTIES...........................................................14

ITEM 3.  LEGAL PROCEEDINGS....................................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................15

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..................................................15

ITEM 6.  SELECTED FINANCIAL DATA..............................................16

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................17

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........33

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................34

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................34

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................35

ITEM 11. EXECUTIVE COMPENSATION...............................................35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.......................................................35

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................35

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K..........................................................36

                                     PART I

ITEM 1.  BUSINESS

GENERAL. United Financial Corp. ("UFC") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 Montana communities and Phoenix and Scottsdale, Arizona. In 2000, UFC's banking business was conducted through its wholly-owned subsidiaries, Heritage Bank F.S.B. ("Heritage Bank") and Heritage State Bank ("State Bank"), and Valley Bank of Arizona ("Valley Bank"), the wholly-owned subsidiary of Valley Bancorp, Inc. ("Valley"), collectively referred to herein as the "Banks".

         UFC is now the majority shareholder of Valley having increased its ownership in Valley from 39.93% at December 31, 1999 to 56.52% at December 31, 2000. As a result of acquiring over 50% of the outstanding shares of Valley, UFC began to consolidate Valley in its financial statements effective January 1, 2000. See Part IV, Item 24 - "Notes to Consolidated Financial Statements - Acquisition". The aggregate purchase price of the shares of Valley purchased to date is $6.3 million, including $1.9 million for shares acquired in 2000, $1.7 million for shares acquired in 1999, and $2.7 million for shares acquired in 1998. Valley had assets of approximately $71.0 million, deposits of approximately $62.7 million and stockholders' equity of approximately $8.1 million at December 31, 2000. In March 2001, UFC acquired an additional 1,400 shares of Valley bringing its ownership to 56.60%.

         UFC, Heritage Bank, State Bank and Valley are collectively referred to herein as ("United"). UFC, Heritage Bank, and State Bank are collectively referred to herein as ("United Only"). United had assets of approximately $364 million, deposits of approximately $261 million and stockholders' equity of approximately $30 million at December 31, 2000. UFC is the result of the merger on February 3, 1998 (the "Heritage Merger") of two Montana-based savings and loan holding companies of relatively comparable size: United Financial Corp. (as it existed prior to the merger, "Old United") and Heritage Bancorporation ("Heritage"). Heritage Bank is the result of the subsequent merger in May 1998 of the savings bank subsidiaries of these two holding companies: United Savings Bank, F.A., the savings bank subsidiary of Old United ("United Bank"), and Heritage Bank, the savings bank subsidiary of Heritage.

         Heritage Bank is a federally chartered stock savings bank with full service banking offices in Bozeman, Chester, Glendive, Great Falls, Havre, Missoula, and Shelby, Montana, and loan production offices in Hamilton, Kalispell, and Libby, Montana. State Bank is a state chartered bank formed in 1998 with full service banking operations in Fort Benton and Geraldine, Montana. Valley Bank is a state chartered commercial bank with full service banking operations in Phoenix and Scottsdale, Arizona. The Banks are engaged in the community banking business of attracting deposits from the general public through their offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in their market areas in Montana. A majority of the Banks' banking business is conducted in the Great Falls and Phoenix areas. The Banks also invest in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

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

         United's principal offices are located at 120 First Avenue North, Great Falls, Montana, and its telephone number is (406) 727-6106. Heritage Bank has a wholly owned subsidiary, Community Service Corporation ("CSC"), which owned and managed real estate held for investment during 1999, but which is inactive at December 31, 2000. Heritage Bank holds an 11% ownership interest in Bankers' Resource Center, a computer data center.

         As a result of the formation of State Bank in August 1998, UFC, which was formerly regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, became a bank holding company subject to supervision by the Federal Reserve Board. Heritage Bank, as a federally chartered savings bank, was subject to supervision by the OTS in 2000 as its principal regulator and both Heritage Bank and State Bank, as financial institutions with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), remain subject to regulation by the FDIC.

         HERITAGE BANK AND STATE BANK MERGER. In 2000, Heritage Bank received approval to merge into State Bank's state banking charter. Effective January 1, 2001 State Bank changed its name to Heritage Bank and relocated its main office to Great Falls, Montana. Beginning in 2001, the new Heritage Bank will be regulated by the FDIC and the Montana Department of Commerce.

LENDING ACTIVITIES

         GENERAL. Lending activities are United's primary source of both interest income and fee income. United's interest income from loans receivable was approximately $20.7 million, $13.8 million and $10.5 million, or approximately 81%, 80% and 74% of total interest income, for the years ended December 31, 2000, 1999 and 1998, respectively. Interest income for 2000 includes $3.7 million from the consolidation of Valley. To date, United's principal lending activity has been the origination of real estate loans, including conventional residential real estate loans (loans which are neither insured nor partially guaranteed by government agencies) and residential real estate loans insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"), agricultural loans and commercial loans.

         The following table sets forth the composition of United's loans receivable at December 31, 2000, 1999 and 1998:

(Dollars in thousands)
                                             December 31,             December 31,              December 31,
                                       ------------------------ ------------------------ ------------------------
                                                2000                     1999                     1998
                                       ------------------------ ------------------------ ------------------------
                                          Amount      Percent      Amount      Percent      Amount      Percent
                                       ------------ ----------- ----------- ------------ ----------- ------------
Loans secured by real estate:
  1 - 4 residential                       $ 31,087        12.2 %  $ 34,097         18.1 %  $ 27,109         18.7%
  5 or more residential                      6,326         2.5       5,237          2.8       6,601          4.6
  Construction                              12,850         5.0      10,564          5.6       9,224          6.4
  Agricultural                              24,689         9.7      16,210          8.6      10,275          7.1
  Commercial                                65,268        25.7      30,594         16.3      27,449         18.9
                                       ------------- ---------- ----------- ------------ ----------- ------------
Total loans secured by real
   estate                                  140,220        55.1      96,702         51.4      80,658         55.7
  Commercial loans                          59,576        23.4      60,060         32.0      37,564         25.9
  Tax exempt municipal loans                 1,489          .6       1,428           .8       1,477          1.0
  Agricultural loans                        12,233         4.8       9,805          5.2       8,191          5.7
  Savings account and other
   loans                                     1,192          .5         961           .5         728           .5
  Second mortgage consumer
   loans                                    17,217         6.8       7,702          4.1       9,066          6.3
  Auto and other consumer loans             22,245         8.8      11,276          6.0       7,160          4.9
                                       ------------- ---------- ----------- ------------ ----------- ------------
Total loans receivable                     254,172       100.0 %   187,934        100.0 %   144,844        100.0%
                                                   ============             ============             ============
 Less:
  Allowance for loan losses                  2,526                   1,586                    1,485
                                       ------------             -----------              -----------
Net loans receivable                      $251,646                $186,348                 $143,359
                                       ============             ===========              ===========

         The following table sets forth the composition of United's loans receivable at December 31, 1997 and 1996 (on a pro forma combined basis):

(Dollars in thousands)                                   Pro Forma Combined
                                                             December 31,
                                         ---------------------------------------------------
                                                   1997                     1996
                                         ------------------------ ------------------------
                                            Amount      Percent      Amount      Percent
                                         ------------ ----------- ------------ -----------
Loans secured by real estate:
  1 - 4 residential                          $43,156        45.4 %    $38,755        49.8 %
  5 or more residential                        6,705         7.1        4,758         6.1
  Construction                                 5,476         5.8        4,405         5.6
  Agricultural                                 2,980         3.1          880         1.1
  Commercial                                  11,437        12.0        9,932        12.8
                                         ------------ ----------- ------------ -----------
Total loans secured by real
   estate                                     69,754        73.4       58,730        75.4
  Commercial loans                            13,435        14.2       11,556        14.8
  Tax exempt municipal loans                     795          .8           --          --
  Agricultural loans                           2,951         3.1          468          .6
  Savings account and other loans                616         0.7          278          .4
  Second mortgage consumer loans               2,311         2.5        1,699         2.3
  Auto and other consumer loans                5,075         5.3        5,040         6.5
                                         ------------ ----------- ------------ -----------
Total loans receivable                        94,937       100.0 %     77,771       100.0 %
                                                      ===========              ===========
 Less:
  Allowance for loan losses                    1,146                      463
                                         ------------             ------------
Net loans receivable                         $93,791                  $77,308
                                         ============             ============

         RESIDENTIAL (NON-CONSTRUCTION) REAL ESTATE LENDING. Residential mortgage lending constitutes a significant portion of United's lending activities. United's residential loan originations are conducted by residential loan production officers in its nine banking offices and its three loan production offices in Montana. Virtually all of United's residential loan production is secured by properties located in Montana.

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

         The majority of United's total production of long-term (15 to 30-year maturity) fixed rate residential loans is originated according to pre-arranged underwriting standards that result in immediate sale to the secondary market, primarily to mortgage bankers and pension funds. While origination and sale of these loans produces fee income, the loans are carried at their outstanding principal balance, which is the contracted purchase price, and therefore no gain or loss is realized at sale, except for gain associated with recognizing any retained mortgage servicing rights. United sold long-term fixed-rate mortgage loans to the secondary market in aggregate amounts of $108.7 million in 2000. United also sells long-term fixed-rate loans that are refinances of existing portfolio loans or permanent financing of completed construction loans to the secondary market or State of Montana housing agencies. These loans are carried at their outstanding principal balance, which was the contracted purchase price, and therefore no gain or loss was realized at sale. During 2000, United sold portfolio loans in aggregate amounts of $7.9 million. United retains a limited number of adjustable rate mortgages and fixed rate mortgage loans up to 15-year maturities for its own portfolio.

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

         NON-MORTGAGE COMMERCIAL AND AGRICULTURAL LENDING. In addition to real estate lending, United offers commercial and agricultural non-mortgage loans. OTS regulations limit the level of commercial non-mortgage lending by a federally chartered thrift institution to 20% of total assets. In 2000, increased commercial demand has caused Heritage Bank to exceed the 20% limit. United is no longer subject to this limitation as a result of merging Heritage Bank into State Bank effective January 1, 2001.

         United offers commercial lines of credit, equipment term loans, working capital loans and loans guaranteed by the Small Business Administration to its business customers. It also offers seasonal lines of credit and term equipment loans to its agricultural borrowers and purchases, on a participation basis, loans originated outside its normal market areas. These are generally purchased from commercial banks and third party loan production offices. These purchased participations allow United to diversify its geographic risk and are purchased with a higher level of underwriting standards since a direct customer relationship does not exist. Most of United's commercial non-mortgage loans are originated or purchased by United's senior lending staff in Great Falls and Phoenix.

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

INVESTMENT ACTIVITIES

         The investment activities of United are designed to provide an investment alternative for funds not presently required to meet loan demand, assist the Banks in meeting potential regulatory liquidity requirements, assist in maximizing income consistent with quality and liquidity requirements, supply collateral to secure public funds and retail repurchase agreements, provide a means for balancing market and credit risks, and provide consistent income and market value throughout changing economic times.

         Interest income from investment activities was approximately $4.4 million, $3.2 million, and $3.1 million or approximately 17%, 18% and 22%, of United's total interest income for the years ended December 31, 2000, 1999, and 1998, respectively.

         United's portfolio consists primarily of obligations of the U.S. government and its agencies, mortgage-backed securities, and municipal bonds. United's investment portfolio does not contain a concentration of investments in any one issuer in excess of 10% of United's total investment portfolio, except for securities of the U.S. government and U.S. government agencies. All of the United's investments are classified as available-for-sale.

         The following table sets forth the carrying values of United's investments at December 31, 2000, 1999 and 1998:

(Dollars in thousands)
                                 December 31,     December 31,     December 31,
                                     2000             1999             1998
                                -------------    -------------    -------------
U.S. government and agencies        $ 23,872           $9,794         $ 13,637
Mortgage-backed securities            41,536           39,455           36,353
Municipal bonds                        2,717            1,935              885
Other investments                      1,939            1,860            1,025
                                -------------    -------------    -------------
                                    $ 70,064         $ 53,044         $ 51,900
                                =============    =============    =============

         During 2000, United received $8.8 million in mortgage-backed security principal payments and had $0.8 million of calls and maturities of investment securities, while purchasing $7.8 million in investment securities and mortgage-backed securities. United also recorded an unrealized gain in market values of its investment portfolio of $1.4 million. The remaining increase of $17.5 million was due to the consolidation of Valley.

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

         The following table sets forth the composition of United's deposits at December 31, 2000, 1999 and 1998:

(Dollars in thousands)            December 31,              December 31,               December 31,
                           -------------------------- ------------------------- --------------------------
                                      2000                       1999                      1998
                           -------------------------- ------------------------- --------------------------
Type:                          Amount      Percent       Amount      Percent        Amount       Percent
                           ------------- ------------ ------------ ------------ ------------- ------------
Non-interest bearing           $ 33,349         12.7 %   $ 18,751         10.4 %    $ 18,895         11.3 %
Interest bearing:
  NOW & money market
   demand accounts               52,018         20.0       23,333         13.0        22,907         13.7
  Savings accounts               49,203         18.8       48,295         26.8        46,811         27.9
  Time deposits                 126,609         48.5       89,503         49.8        79,007         47.1
                           ------------- ------------ ------------ ------------ -------------- -----------
Total                          $261,179        100.0 %   $179,882        100.0 %    $167,620        100.0 %
                           ============= ============ ============ ============ ==========================

         Scheduled maturities of certificates of deposit at December 31, 2000 are as follows:

                      Due within one year                       $ 98,015
                      Due within two to three years               22,862
                      Due within four to five years                5,732
                                                              -----------
                      Totals                                    $126,609
                                                              ===========

         Time deposits of $100,000 or more were approximately $30.8 million, $15.9 million, and $13.0 million at December 31, 2000, 1999, and 1998, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

         Maturity of time deposits of $100,000 or more at December 31, 2000 are as follows:

(Dollars in thousands)
Less than three months                        $ 5,012
Three to six months                             8,343
Six to twelve months                           10,090
Greater than twelve months                      7,307
                                           -----------
Total                                         $30,752
                                           ===========

         Early withdrawal from time deposits subjects the depositor to an early withdrawal penalty which is currently equal to six months of simple, nominal interest when the original maturity is longer than one year, three months of simple, nominal interest when original maturity is 92 days to one year, and all interest earned when original maturity is 91 days or less.

         As a matter of policy, United does not accept, place or solicit brokered deposits. Although deposits are not solicited outside of Montana, historically, a small number of the Banks' depositors have resided outside Montana and Arizona. As market demand generally dictates deposit maturities and rates, United intends to continue to offer those types of accounts that it believes have broad market appeal.

         BORROWINGS. United relies to a significant extent on borrowings from the Federal Home Loan Bank ("FHLB") to finance its short-term, and increasingly its longer term, financing needs. The FHLB functions as the central reserve bank providing credit for savings institutions and certain other member financial institutions. In 2000, borrowings from the FHLB have been available at rates that are as favorable, or more favorable, than the rates that United would be required to pay on deposits. Further, borrowings from the FHLB are available at various maturities, facilitating the accurate matching of asset and liability maturity dates. United has used these available borrowings during the past year in part to fund expansion of its lending activities.

         As members of the FHLB, the Banks are required to own capital stock in the FHLB and are authorized to apply for advances on the security of specified collateral.

Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Heritage Bank's and State Bank's established available FHLB advance credit line for 2000 was 30% and 10% of assets, respectively. As a merged bank, the new Heritage Bank will have a credit line of 25% of assets in 2001. Valley Bank's borrowing capacity is approximately $3.0 million. The FHLB is required to review its credit limitations and standards at least annually. At December 31, 2000, 1999 and 1998, $52.2 million, $46.4 million and $22.2 million, respectively, of FHLB advances were outstanding.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. United also generates funds through the sale of investment securities under agreements requiring their repurchase at a premium that represents interest. The securities underlying agreements to repurchase are for the same securities originally sold and are held in a custody account by a third party. For the years ended December 31, 2000, 1999 and 1998 securities sold under agreements to repurchase averaged approximately $11.5 million, $10.3 million and $7.1 million, respectively. The maximum outstanding at any month end during the years ended December 31, 2000, 1999 and 1998 was approximately $13.9 million, $11.5 million and $11.8 million, respectively. United had $11.4 million, $11.5 million and $9.4 million of securities sold under repurchase agreements at December 31, 2000, 1999 and 1998, respectively.

OTHER ACTIVITIES

         Heritage Bank has a wholly owned service corporation, CSC, which owned and managed a limited amount of real estate held for investment during 1999 and was inactive during 2000. Heritage Bank also holds an 11% ownership interest in Bankers' Resource Center, a computer data center, which provides certain data processing services to Heritage Bank, State Bank and UFC.

MARKET AREA

         Great Falls, the county seat of Cascade County and a regional trade center, is one of the largest cities in Montana. The estimated 2000 Great Falls and Cascade County populations were approximately 57,000 and 80,000, respectively. The economy of Great Falls, is largely based on agriculture, health care and Department of Defense activities. Malmstrom Air Force Base ("MAFB"), which employs approximately 4,800 people, is the largest employer in Great Falls and Cascade County. Any significant reduction in size or closure of MAFB would likely adversely affect United and its results of operations and financial condition.

         The economies of Chester, Fort Benton, Geraldine, Glendive, Havre, Libby and Shelby, Montana are dependent to a large extent on agricultural, livestock and railroad activities. Areas served by United's LPOs are less dependent upon agriculture. Areas such as Bozeman, Hamilton, Kalispell and Missoula are also supported in part by tourism and higher education. Nevertheless, agriculture is the predominant activity in the State of Montana and any adverse trends in agriculture could adversely affect United.

         Phoenix is the largest metropolitan area in Arizona with a population of approximately 3 million. Arizona is one of the fastest growing states in the nation, according to the 2000 Census. Arizona's population grew to 5.1 million or 40% over the past decade, more than triple the national rate. Major employment industries are service industries, construction and light manufacturing. A slowdown in the real estate economy or manufacturing could adversely affect United.

COMPETITION

         The Banks, like other depository institutions, are operating in a rapidly changing environment and, therefore, face considerable competition in the attraction of deposits and the origination of loans. Historically, the most direct competition for deposits has come from other savings banks, credit unions and commercial banks. There are approximately 35 depository institutions, commercial banks, credit unions and savings banks with offices in United's Montana market areas, and approximately 77 in its Arizona market area. Non-depository financial service organizations, primarily in the securities and insurance industries, have also become competitors for retail savings and investment funds. United's deposit programs compete with money market mutual funds, government securities and other investment alternatives. United competes for deposits by offering a variety of deposit accounts at interest rates based upon market conditions, convenient business hours, quality service and convenient branch locations.

EMPLOYEES

         At March 15, 2001, Heritage Bank employed 89 full-time employees and 21 part-time employees, and Valley employed 25 full-time employees and 1 part-time employee. United maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, paid sick leave, disability, life insurance and 401K retirement plans. United's employees are not represented by any collective bargaining group. See Part IV, Item 16. - "Notes to Consolidated Financial Statements - Employee Benefit Plans."

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to the executive officers of UFC. All executive officers are elected annually by the Board of Directors. There are no arrangements or understandings between individual officers and any other person pursuant to which he was elected as an officer.

Name                 Age         Position Held
----                 ---         -------------

John M. Morrison     64    Chairman of UFC; Director of Valley and Valley Bank
Kurt R. Weise        44    Director, President and Chief Executive Officer of
                           UFC; Vice President of Heritage Bank; Vice President
                           and Director of Valley and Valley Bank
Kevin P. Clark       45    Director, Secretary and Senior Vice President of UFC;
                           President and Chief Executive Officer of Heritage
                           Bank; Director of Valley
Steve L. Feurt       45    Director, Executive Credit Officer of UFC and Senior
                           Vice President and Senior Lending Officer of Heritage
                           Bank

         MR. MORRISON has served as Chairman of UFC since February 1998. Mr. Morrison's term of office as a director of UFC expires at UFC's annual shareholder meeting in 2003. Mr. Morrison was elected to the Valley and Valley Bank boards in March 1996. Before the Heritage Merger, he served as Chairman of Heritage since 1994. Mr. Morrison is the Chief Executive Officer and sole shareholder of Central Bancshares, the parent company of Central Bank, located in Stillwater, Minnesota, which was founded by Mr. Morrison in 1988. He is also the sole shareholder and Chairman of the Board of Directors of Central Financial Services ("CFS"), a bank consulting firm. Mr. Morrison was the Chairman and majority shareholder of Bank of Montana System, a bank holding company with approximately $800 million in assets ("BMS"), prior to its sale to Norwest Corporation in 1994. He is involved in various other businesses, and sits on a number of boards including University of St. Thomas, Fairview Corporation, Fairview-University Medical Center and Fairview-University of Minnesota.

         MR. WEISE has served as President, Chief Executive Officer and a director of UFC since the annual shareholder meeting in 1999. Mr. Weise had served as President, Chief Operating Officer and a director of UFC and Vice President of Heritage Bank since February 1998. Mr. Weise's term of office as a director of UFC expires at UFC's annual shareholder meeting in 2003. Mr. Weise was elected to the Valley and Valley Bank boards in March 1999. Before the Heritage Merger, he served as Vice President, Treasurer and a director of Heritage. Mr. Weise also serves as President of CFS and President of Central Bancshares. He has been involved with the Central Bank group of companies since they were founded in 1988. He was the Chief Financial Officer of BMS until its sale to Norwest Corporation.

         MR. CLARK has served as Secretary of UFC and President and Chief Executive Officer of Heritage Bank since February 1998. Mr. Clark was elected as Vice President and a director of UFC in May 1998, and his term of office as a director of UFC expires at UFC's annual shareholder meeting in 2001. Mr. Clark was elected to the Valley board in May 2000. Before the Heritage Merger, he served as President, Chief Executive Officer and a director of Heritage Bank since 1994. Mr. Clark served in various capacities with BMS until its sale to Norwest Corporation, including President, Chief Executive Officer and a director of Bank of Montana, a subsidiary of BMS, and Regional Vice President of BMS.

         MR. FEURT has served as Chief Credit Officer of UFC and Senior Vice President and Chief Credit Officer of Heritage Bank since February 1998. Mr. Feurt was elected as a director of United in May 1998, and his term of office as a director of UFC expires at UFC's annual shareholder meeting in 2002. Before the Heritage Merger, he served as Senior Vice President, Senior Credit Officer and a director of Heritage Bank since 1994. Mr. Feurt served as Senior Vice President, Senior Credit Officer and a director of BMS and Bank of Montana from 1984 until the sale of BMS to Norwest Corporation.

SUPERVISION AND REGULATION

         UFC. UFC became a registered bank holding company under the Bank Holding Company Act ("BHCA") in 1998 by reason of its ownership of State Bank.

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

         Bank holding companies are subject to certain limitations on redemption of common stock or other equity securities. In addition, the FRB has issued regulations setting minimum capital standards for bank holding companies. Depending on the capital classification of a bank holding company, it may be restricted from engaging in certain non-bank activities or from acquiring interests in additional banks or other depository institutions. As of December 31, 2000, UFC met all minimum capital requirements issued by the FRB.

         Under the BHCA, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), a bank holding company may acquire banks throughout the United States subject only to state or federal deposit caps and state minimum age requirements. Effective June 1, 1997, the Interstate Act authorized interstate branching by acquisition and consolidation in those states that had not opted out by that date. Montana has opted out of the interstate branching by acquisition and consolidation until October 1, 2001. Although the Interstate Act and Montana law prohibits interstate branching by State Bank, neither statute applies to Heritage Bank. As a federal savings bank, Heritage Bank has the ability, subject to the prior approval of the OTS, to engage in interstate branching activities. The State of Arizona adopted the Interstate Act immediately and allows interstate banking.

         Under the Financial Services Modernization Act, bank holding companies are authorized to affiliate with any financial company (for example, insurance or securities companies) and to cross-sell an affiliates products. This permits bank holding companies to expand their product mix to adapt to changing market conditions.

         United and its subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between the affiliates are subject to certain restrictions. Accordingly, UFC and its respective subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). Generally, these sections restrict "covered transactions" (I.E., loans, purchases of assets, guaranties and similar transactions) to a percentage of the depository institution's capital and surplus, require that such transaction be appropriately collateralized and require that such transactions be on terms as favorable to the depository institution as transactions with non-affiliates. Loans to insiders (officers, directors and 10% shareholders) of a depository institution are subject to Sections 22(g) and (h) of the FRA and regulations thereunder. Among other things, such loans must be made on terms substantially the same as loans to non-insiders.

         DEPOSITORY INSTITUTION SUBSIDIARIES--HERITAGE BANK, STATE BANK AND VALLEY BANK. Heritage Bank is a federally chartered stock savings bank regulated by the OTS. Effective January 1, 2001, Heritage Bank merged into State Bank. The merged entity is now subject to the commercial bank regulation described herein for State Bank. State Bank is a Montana-chartered commercial bank. As such, State Bank is subject to regulation and supervision by the Montana Department of Commerce, Division of Banking and Financial Institutions (the "Montana Division") and the FDIC. Valley Bank is a Arizona-chartered commercial bank. As such, Valley Bank is subject to regulation and supervision by the Arizona State Banking Department (the "Arizona Department") and the FDIC. The Banks deposits are insured by the FDIC.

         In addition to the federal banking agency statutes and regulation, State Bank and Valley Bank are subject to Montana and Arizona statutes governing their respective activities and regulations issued by the Montana Division and the Arizona Department. The Montana and Arizona statutes and regulations place limitations on the business and other activities of State Bank and Valley Bank which may be more restrictive than limitations applicable to depository institutions that are not State-chartered commercial banks. In particular, and among other limitations, the establishment and operation of new branch offices, are limited by, and subject to approval by, the Montana Division and the Arizona Department. In addition, State-chartered commercial banks are generally not authorized to make investments in subsidiary companies or to make other investments in equity securities or to engage in securities or insurance activities. Some federally chartered depository institutions located in Montana and Arizona may engage in such activities without regard to State law.

         By reason of FDIC insurance, the Banks are insured depository institutions for purposes of certain federal laws and regulations. The federal laws that apply to the Banks regulate, among other things, the scope of their businesses, their investments, the reserves against deposits, the timing and availability of deposited funds and certain aspects of their lending activities. These laws and regulations governing the depository institution activities have generally been promulgated to protect depositors and not to protect stockholders of such institutions or their holding companies. These laws and regulations are designed to ensure that appropriate action is taken to address concerns regarding the safe and sound operation of insured depository institutions and generally relate to internal control and information systems, loan documentation and credit underwriting, asset growth, management performance and earnings. If an insured depository institution fails to meet the applicable standards and regulatory requirements, an appropriate banking agency may require that the institution prepare and submit to the agency an acceptable plan for addressing the regulatory concern. If the plan submitted is deemed inadequate, or if the institution fails to submit or comply with the required plan, a banking agency may take further action with respect to the regulatory concerns, including institution of an enforcement action with respect to the institution.

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

         The Banks are subject to certain federal consumer laws, including the Community Reinvestment Act of 1977, as amended ("CRA"), and other fair lending laws and regulations which impose nondiscriminatory lending requirements on insured depository institutions. In recent periods, federal regulatory agencies have sought a more rigorous enforcement of the CRA and other fair lending laws and regulations. A successful challenge to a depository institution's performance under the CRA and related fair lending laws and regulations could result in a variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief and the imposition of restrictions on mergers and acquisitions or other activities of the depository institution or the holding companies controlling such depository institutions. Private parties may also have the ability to challenge an institution's performance under the fair lending laws in private class action litigation.

         The OTS conducted a CRA performance evaluation in July 1999 and Heritage Bank was rated as having had "an outstanding record of meeting community credit needs". The FDIC conducted a CRA performance evaluation in April 2000 and State Bank was rated as having had "a satisfactory record in providing for the credit needs of its assessment area".

         Federal regulatory banking agencies have also established uniform capital requirements for all insured depository institutions. An insured depository institution that does not achieve and maintain required capital levels may be subject to supervisory action through the issuance of capital directives, cease and desist orders or other written orders or agreements with the appropriate federal banking agency. Failure of an insured depository institution to meet the required capital levels may also prohibit or limit the ability of a bank holding company controlling such institution to engage in merger and acquisition activities or other expansion activities. As of December 31, 2000, the Banks met the "well capitalized" requirements issued by the applicable federal banking agency.

         Depository institutions generally depend upon the difference between the interest rate paid by it on deposits and other borrowings and the interest rate received on loans extended to customers and on investment securities. The interest rates are highly sensitive to many factors beyond the control of depository institutions, including general economic conditions in the primary market area and the broader economy. In addition to general economic conditions affecting business generally, depository institutions such as the Banks are affected by federal government policies and actions of regulatory agencies. In particular, the FRB through its various operations and powers may affect interest rates charged on loans or paid on deposits. Such changes in interest rates affect the growth and quality of depository institution loans, investments and deposits.

         Federal banking regulatory agencies may institute enforcement actions against depository institutions, their parent holding companies and other institution-affiliated parties with respect to violations of any federal law or regulation.

Enforcement actions may include the appointment of a conservator or receiver, the issuance of cease and desist orders or other formal action, termination of insurance of deposits and the imposition of civil money penalties. The Banks are currently not subject to any such enforcement actions.

         From time to time, various types of federal and state legislation have been proposed that would result in additional regulation of, or restrictions on, the business of depository institutions. It cannot be predicted whether such legislation will be adopted or how such legislation would affect the business of the Banks.

         FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. Prior to its merger with State Bank, the OTS had extensive authority over the operations of Heritage Bank, including, among other things, the ability to assess civil money penalties, to issue cease and desist orders or removal orders, and to initiate injunctive actions for violations of laws and regulations and for unsafe or unsound practices. Heritage Bank was required to file periodic reports with the OTS and was also subject to periodic examinations by the OTS and the FDIC. The OTS and the FDIC have entered into an agreement that provides for joint examinations by the FDIC and the OTS.

         Under federal law, the aggregate amount of loans that Heritage Bank was permitted to make to any one borrower ("LTOB") could not exceed 15% of unimpaired capital and surplus. Amounts up to an additional 10% of unimpaired capital and surplus could be extended for loans and extensions of credit fully secured by readily marketable collateral, which is defined to include certain financial instruments and bullion having a market value at least equal to the loan amount.

         The OTS has amended the LTOB limitation to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under certain circumstances limited essentially to loans to develop or complete residential housing units. At December 31, 2000, Heritage Bank's LTOB limit was approximately $2,913,000. The maximum aggregate amount of loans outstanding to a single borrower at December 31, 2000 was approximately $1,655,000. At December 31, 2000, Heritage Bank was in compliance with the LTOB limitations. As of January 1, 2001, the new Heritage Bank is subject to a State of Montana lending limit of 20% of capital, and is no longer subject to the OTS limits.

         DEPOSIT INSURANCE AND FDIC REGULATION. Heritage Bank is a member of the Savings Association Insurance Fund ("SAIF"), and State Bank and Valley Bank are members of Bank Insurance Fund ("BIF"), both administered by the FDIC. Savings deposits are insured up to the applicable limits (generally $100,000 per insured depositor) by the FDIC. The FDIC is empowered to impose deposit insurance premiums, conduct examinations and require reporting by the Banks. The FDIC may also prohibit the Banks from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC can also initiate enforcement actions against the Banks, after, in the case of Heritage Bank, giving the OTS an opportunity to take such action, and may terminate the deposit insurance of the Banks if it determines that the Banks have engaged or are engaging in any unsafe or unsound practice, or are in an unsafe or unsound condition.

         For 2000, the FDIC assessment rate was 2.10 basis points per $100 of insured deposits, for the Banks. As a result, the Banks' 2000 FDIC deposit insurance premium was approximately $102,000. FDIC assessment rates for 2001 will be 1.96 basis points per $100 of insured deposits.

         REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations required federal savings institutions such as Heritage Bank to satisfy three capital requirements: (i) tangible capital must not be less than 1.5% of adjusted total assets, (ii) core capital must not be less than 3% of adjusted total assets and
(iii) risk-based capital must not be less than 8.0% of "risk-adjusted" assets. Heritage Bank exceeded these minimum standards at December 31, 2000.

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

         FDICIA places much greater emphasis on capital as a measure of performance and establishes a rigid regulatory scheme based almost entirely on capital levels. The five statutory capital categories established by FDICIA are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Banks' capital position exceeds the definition of "well capitalized." FDICIA also mandates that regulations be promulgated adding other risk-based capital requirements covering
(a) concentrations of credit risk, (b) risks from nontraditional activities and
(c) the capital impact of fair value adjustments associated with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." See
Part IV, Item 20 - "Notes to Consolidated Financial Statements - Regulatory Matters."

         QUALIFIED THRIFT LENDER TEST. Unless a savings institution meets the Qualified Thrift Lender ("QTL") test, it is classified and subject to regulation as a national bank or becomes subject to a number of limitations on investment, branching, advances, dividends and other activities. The QTL test generally requires that an insured institution's Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities and loans for education purposes, loans to small businesses and loans made through credit cards or credit card accounts) equal or exceed 65% of the institution's portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and qualifying liquid assets up to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. Savings associations may include shares of stock of the FHLBs, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation as QTIs. As of December 31, 2000, Heritage Bank met the test.

         LIQUIDITY. All savings associations are required to maintain qualifying liquid assets equal to a percentage designated by the Director of the OTS (currently 4%) of the balance of its withdrawable deposit accounts and borrowings payable in one year or less. Liquid assets for purposes of this ratio include specified short-term assets (E.G., cash, certain time deposits, certain banker's acceptances and short-term United States Government obligations), and long-term assets (E.G., United States Government obligations and certain state agency obligations). Monetary penalties will be imposed, unless waived, for failure to meet liquidity requirements. Heritage Bank has exceeded liquidity requirements for 2000. Being a state-chartered bank, State Bank is not subject to the same liquidity requirements as Heritage Bank. However, a recent FDIC exam found State Bank's liquidity to be satisfactory considering the relationship and support from Heritage Bank. A June 1999 exam by the Arizona State Banking Commission found Valley Bank's liquidity to be satisfactory. A December 2000 examination by the FRB found Valley Bank's liquidity to be satisfactory.

         FEDERAL HOME LOAN BANK SYSTEM. Heritage Bank is a member of the FHLB of Seattle, Washington. Valley Bank is a member of the FHLB of San Francisco,

California. Each FHLB serves as a reserve or central bank for its members within its assigned region, is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans (advances) to its members in accordance with the policies and the procedures established by the FHLB board of directors. All advances from the FHLB are required to be fully secured by sufficient collateral as is determined by the FHLB. The Banks are required to purchase and maintain FHLB stock in an amount equal to the greater of 1% of the unpaid principal of residential mortgage loans, or 5% of FHLB advances outstanding.

TAXATION

         GENERAL. United Only files consolidated Federal and state income tax returns pursuant to a tax sharing agreement. Valley files separate consolidated Federal and State of Arizona income tax returns. Generally, with some exceptions, including Heritage Bank's reserve for bad debts discussed below, United is subject to Federal and state income taxes in the same manner as other corporations.

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

         Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations could no longer calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations were required to compute their deduction based on actual charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also required savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional current tax liability. At December 31, 2000, Heritage Bank's bad debt reserve for tax purposes was approximately $3,477,000. At December 31, 2000, approximately $20,000 remained of post-1987 reserves which are being recaptured into taxable income over a period of one year. For additional information regarding federal and state income taxes, see
Part IV, Item 12 - "Notes to Consolidated Financial Statements - Income Taxes."

ITEM 2.  PROPERTIES

         The physical assets of United as of December 31, 2000 consist of a modern banking facility located at 120 First Avenue North, Great Falls, Montana, which is the location of the corporate offices as well as the main branch location for Heritage Bank. This facility, which is owned by Heritage Bank, includes a full service bank with 4 drive-up lanes, a real estate department, accounting and loan servicing departments, and support staff for Heritage Bank and UFC. Heritage Bank also leases a drive-up detached facility located at 10th Avenue South, Great Falls, Montana, and owns a facility located at 601 First Avenue North, Great Falls, Montana. The 601 First Avenue North facility is currently being leased to a third party. See Part IV, Item 14 - "Notes to Consolidated Financial Statements - Leases." Heritage Bank has six full-service branches located in Bozeman, Chester, Glendive, Havre, Missoula and Shelby, Montana. These six facilities are owned by Heritage Bank and have drive-up services. Heritage Bank also leases three loan production offices in Hamilton, Kalispell, and Libby, Montana. State Bank facilities include two full service locations, owned by State Bank, located in Fort Benton and Geraldine, Montana. There is no debt on any of the owned facilities.

         Valley Bank leases office space for its main branch location at 3550 N. Central Avenue, Phoenix, Arizona, and land in Scottsdale, Arizona for its full service branch location. The full service branch banking facility in Scottsdale is owned by Valley Bank.

ITEM 3.  LEGAL PROCEEDINGS

         Although not involved in any material pending litigation as of February 28, 2001, United is a defendant in various legal proceedings arising in the normal course of business.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders though the solicitation of proxies or otherwise during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR UNITED COMMON EQUITY AND RELATED STOCKHOLER MATTERS

MARKET INFORMATION

         United common stock is quoted on the Nasdaq National Market under the symbol "UBMT." The closing sale price per share of United common stock on February 28, 2001 was $16.75.

SHAREHOLDER DATA

         As of February 5, 2001 there were approximately 225 owners of record of United common stock and an estimated 865 additional beneficial holders whose shares of United common stock were held in street name by brokerage houses.

COMMON STOCK MARKET PRICES

         The Company's quarterly (high and low) stock prices for the past two years are as follows:

                                         UBMT Stock Price
                                        -------------------
                                        High          Low
                                       -------       ------

1999     First Quarter                 $24.125       $22.00
         Second Quarter                 23.00         21.00
         Third Quarter                  21.25         17.50
         Fourth Quarter                 20.875        16.75

2000     First Quarter                 $17.00        $11.20
         Second Quarter                 15.10         12.40
         Third Quarter                  15.20         14.00
         Fourth quarter                 16.20         13.50

DIVIDEND PAYMENT HISTORY ON UNITED COMMON STOCK

         The UFC Board declared dividends of $.25 for each of the second, third and fourth quarters of 1998, for a total of $.75 per share, and $.26 for each of the four quarters of 1999 and 2000, for a total of $1.04 per share.

         The declaration and payment of future dividends by the UFC Board is dependent upon United's net income, financial condition, economic and market conditions, industry standards, certain regulatory and tax considerations and other conditions. See "Supervision and Regulation." No assurance can be given, or should be assumed, as to the amount, timing or frequency of future dividend payments.

ITEM 6.  SELECTED FINANCIAL DATA

           FIVE YEAR SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

(Dollars in thousands, except per
share data)                                                  Year ended December 31,
                                         --------------------------------------------------------------
                                          2000(4)        1999         1998        1997(5)      1996(5)
                                         ---------     ---------    ---------    ---------    ---------
OPERATING DATA:
  Interest income                        $  25,509     $  17,340    $  14,249    $   5,773    $   4,520
  Interest expense                          14,978         9,556        7,393        3,157        2,419
                                         ---------     ---------    ---------    ---------    ---------
  Net interest income                       10,531         7,784        6,856        2,616        2,101
  Provision for loan losses                  1,629           204          335          492          160
                                         ---------     ---------    ---------    ---------    ---------
  Net interest income after provision
   for loan losses                           8,902         7,580        6,521        2,124        1,941
  Non-interest income                        4,090         3,530        3,292        1,103        1,059
  Non-interest expense                       9,550         7,102        6,147        2,361        2,251
                                         ---------     ---------    ---------    ---------    ---------
  Income before income taxes                 3,442         4,008        3,666          866          749
  Provision for income taxes                 1,287         1,539        1,399          324          263
                                         ---------     ---------    ---------    ---------    ---------
  Net income before minority interest        2,155         2,469        2,267          542          486
  Minority interest                           (151)         --           --           --           --
                                         ---------     ---------    ---------    ---------    ---------
  Net income                             $   2,004     $   2,469    $   2,267    $     542    $     486
                                         =========     =========    =========    =========    =========
PER SHARE DATA(1):
  Basic earnings per share               $    1.22     $    1.47    $    1.43    $    1.14    $    1.02
  Diluted earnings per share             $    1.22     $    1.47    $    1.43    $    1.14    $    1.02
  Dividends per share                         1.04          1.04          .75         --           --
  Book value per share                       18.54         17.77        17.98         5.78         4.59
  Shares used to calculate per share
   data (Book Value)                         1,615         1,652        1,698          475          475
  Shares used to calculate per share
   data (Earnings)                           1,647         1,684        1,588          475          475
FINANCIAL CONDITION DATA(2):
  Assets                                 $ 363,801     $ 270,226    $ 232,561    $  86,269    $  71,280
  Net loans and loans held for sale        254,627       187,539      149,076       58,263       43,853
  Investment securities                     70,064        53,044       51,900       14,219       14,172
  Deposits                                 261,179       179,882      167,620       70,386       57,641
  FHLB advances                             52,175        46,425       22,175        6,425        1,425
  Other borrowings and securities sold
   under agreements to repurchase           12,616        11,546        9,451        5,523        8,925
  Stockholders' equity                      29,947        29,359       30,528        2,748        2,178
SELECTED FINANCIAL RATIOS AND OTHER
 DATA:
  Return on average assets                     .57%          .98%        1.06%         .73%         .81%
  Return on average stockholders'
   equity                                     5.45%         8.52%        7.47%       21.45%       25.78%
  Net interest margin                         3.23%         3.32%        3.34%        3.83%        3.74%
  Efficiency ratio (3)                       65.32%        62.77%       60.58%       63.46%       63.67%
  Net charge-offs to average loans             .44%          .06%         .03%         .06%         .27%
  Nonperforming loans to total loans           .47%          .18%         .68%         .47%         .06%
  Allowance for loan losses to total
   loans                                       .99%          .84%        1.02%        1.43%         .88%
  Nonperforming loans to allowance for
   loan losses                               45.96%        21.88%       66.07%       31.56%        6.96%
  Average equity to average assets           10.54%        11.51%       14.17%        3.19%        3.05%
  Dividend payout ratio                      85.52%        70.94%       56.18         --             --

(1) Share and per share amounts for Heritage have been restated to retroactively reflect the issuance of 475,000 shares of United common stock in exchange for all outstanding shares of common stock of Heritage.
(2)      At period end.
(3) Non-interest expense/(net interest income + non-interest income); excludes September 1996 pretax charge for SAIF assessment of $239,000.
(4)      Includes Valley Bancorp. Inc.
(5)      Historical audited balances for Heritage

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED UFC AND PRO FORMA COMBINED FINANCIAL DATA OF HERITAGE AND OLD UNITED

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

         UFC is the result of the combination on February 3, 1998 of two savings and loan holding companies operating in Montana: Heritage and Old United. Although UFC was the surviving corporation, the merger was treated as a reverse merger for accounting purposes because the stockholders and management of Heritage controlled the operation of UFC after the Heritage Merger. Using purchase accounting, the historical financial statements of UFC included in this Report for periods preceding the Heritage Merger reflect only the operations of Heritage, while the historical financial statements for periods after the Heritage Merger reflect combined operations.

         The following "Historical United" for 2000 and 1999 is derived from the audited consolidated financial statements. "Historical United" for 2000 includes Valley. Unaudited United Only financial data for 2000 is presented for comparative purposes. See Part IV, Item 24 - "Notes to Consolidated Financial Statements - Acquisition."

         The following unaudited pro forma combined financial information for 1998 gives effect to the Heritage Merger based on the purchase accounting adjustments, estimates and other assumptions described in the accompanying notes. The unaudited pro forma combined statement of income for the year ended December 31, 1998 which combines United's results of operations for the year ended December 31, 1998 and the operations of Old United for the period from January 1, 1998 to January 31, 1998, is presented for comparative purposes. The unaudited pro forma combined statement of income combines the historical consolidated statements of income of Heritage and Old United as if the Heritage Merger had become effective as of January 1, 1998. The pro forma combined statement of income for the year ended December 31, 1998 is unaudited and is not necessarily indicative of the results of operations that would have been achieved had the Heritage Merger occurred on such date or of the results of operations that may be achieved in the future.

(In thousands)                                                                       Unaudited
                                        Historical     Unaudited      Historical     Pro Forma
                                          United      United Only       United        Combined
                                         December       December       December       December
                                           31,            31,            31,             31,
                                      ------------    ------------   ------------   ------------
                                          2000            2000           1999           1998
                                      ------------    ------------   ------------   ------------
Total interest income                 $     25,509    $     20,552   $     17,340   $     14,730
Total interest expense                      14,978          12,413          9,556          7,649
                                      ------------    ------------   ------------   ------------
Net interest income                         10,531           8,139          7,784          7,081
Provision for loan losses                    1,629           1,330            204            340
                                      ------------    ------------   ------------   ------------
Net interest income after
  provision for loan losses                  8,902           6,809          7,580          6,741
Total non-interest income                    4,090           3,818          3,530          3,450
Total non-interest expense                   9,550           7,519          7,102          6,427
                                      ------------    ------------   ------------   ------------
Income before income taxes                   3,442           3,108          4,008          3,764
Provision for income tax expense             1,287           1,104          1,539          1,434
                                      ------------    ------------   ------------   ------------
Net income before minority interest          2,155           2,004          2,469          2,330
                                      ------------    ------------   ------------   ------------
Minority interest                             (151)           --             --             --
                                      ------------    ------------   ------------   ------------
Net income                            $      2,004    $      2,004   $      2,469   $      2,330
                                      ============    ============   ============   ============
Net income per share - basic          $       1.22    $       1.22   $       1.47   $       1.37
                                      ============    ============   ============   ============
Weighted average shares
  outstanding - basic                        1,647           1,647          1,684          1,698
                                      ============    ============   ============   ============
Net income per share - diluted        $       1.22    $       1.22   $       1.47   $       1.37
                                      ============    ============   ============   ============
Weighted average shares
  outstanding - diluted                      1,647           1,647          1,684          1,698
                                      ============    ============   ============   ============

                  See Note to Pro Forma Combined Financial Data

NOTE TO PRO FORMA COMBINED FINANCIAL DATA

         BASIS OF PRESENTATION. The unaudited pro forma combined statements of income for the year ended 1998 combines the historical consolidated statements of income of Heritage and Old United as if the Heritage Merger had become effective at the beginning of the respective period. Certain amounts in the historical financial statements of Old United have been reclassified in the pro forma combined financial information to conform to Heritage's historical financial statements.

RESULTS OF OPERATIONS

         Net income for 2000 was $2.0 million, a decrease of $.5 million from 1999. While net interest income for United Only increased 4.6%, additions to the loan loss reserve in the third quarter of 2000 and expenses related to the merger of Heritage Bank and State Bank contributed to a decrease in net income for 2000. United also incurred additional personnel and operating costs related to new branches opened in Bozeman and Missoula, Montana and Scottsdale, Arizona, and expects some of these new branch expenses to be ongoing in the year 2001.

         Net income was $2.5 million in 1999 as compared to $2.3 million in 1998. Increased loan volumes in 1999 were the primary reason for increased interest income. This was offset by additional interest expense due to deposit growth and additional FHLB borrowings, resulting in an increase in net interest income of 13.5%. Continued loan growth and consistent rates paid on deposits resulted in a $.2 million increase in net income for 1999.

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

         The following table illustrates the changes in United's net interest income due to changes in volume and changes in net interest income due to changes in rate:

(Dollars in thousands)                    Year Ended December 31,                   Year Ended December 31,
                                               2000 vs. 1999                        1999 (Actual) vs. 1998
                                                                                     (Pro Forma Combined)
                                ----------------------------------------  -----------------------------------------
                                      Increase (decrease) due to                     Increase (decrease) due to
                                ----------------------------------------  -----------------------------------------
                                                       Rate/                                      Rate/
                                 Volume     Rate      Volume      Total    Volume      Rate      Volume     Total
                                --------  --------   --------   --------  --------   --------   --------   --------
Interest earning assets:
  Loans                         $  5,929  $    676   $    290   $  6,895  $  3,434   $   (294)  $    (94)  $  3,046
  Investment and mortgage
   backed securities                 819       313         80      1,212       166        (71)        (4)        91
  Other interest earning
   assets                            173       (74)       (38)        61      (492)      (151)       116       (527)
                                --------  --------   --------   --------  --------   --------   --------   --------
Total interest earning
 assets                            6,921       915        332      8,168     3,108       (516)        18      2,610
Interest bearing
 liabilities:
  Interest bearing
   checking                          254       (64)       (34)       156       (37)       (11)         1        (47)
  Savings deposits                   809       369        162      1,340       178        129         15        322
  Time deposits                    2,179       207         99      2,485       482       (213)       (24)       245
  Borrowings                       1,041       299        100      1,440     1,236         74         77      1,387
                                --------  --------   --------   --------  --------   --------   --------   --------
Total interest bearing
 Liabilities                       4,283       811        327      5,421     1,859        (21)        69      1,907
                                --------  --------   --------   --------  --------   --------   --------   --------
Net interest income             $  2,638  $    104   $      5   $  2,747  $  1,249   $   (495)  $    (51)  $    703
                                ========  ========   ========   ========  ========   ========   ========   ========

         The following tables set forth average balances for interest-earning assets and interest-bearing liabilities, the interest and yield on interest earning assets, the interest and rate paid on interest bearing liabilities, the net interest income and net interest spread, and the net interest margin for the periods indicated:

Average Balance Sheet
(Dollars in thousands)                                          Actual
                                            ---------------------------------------------
                                                    Year Ended December 31, 2000
                                              Average                          Average
                                              Balance          Interest       Yield/Rate
                                            -----------      -----------      -----------
Interest earning assets:
  Loans (1)                                    $245,707         $ 20,720         8.43%
  Investment and mortgage backed
   securities                                    73,159            4,394         6.01%
  Other interest earning assets                   6,760              395         5.84%
                                            -----------      -----------
  Total interest earning assets                 325,626           25,509         7.83%
  Non-interest earning assets                    23,017
                                            -----------
Total assets                                    348,643
                                            ===========
Interest bearing liabilities:
  Interest bearing checking                    $ 56,240              635         1.13%
  Savings deposits                               68,906            3,178         4.61%
  Time deposits                                 122,837            7,048         5.73%
  Borrowings                                     68,582            4,117         6.01%
                                            -----------      -----------
Total interest bearing liabilities             $316,565           14,978         4.73%
                                            ===========

                                                             -----------
Net interest income                                             $ 10,531
                                                             ===========
Net interest spread                                                              3.10%
Net interest margin(2)                                                           3.23%


Average Balance Sheet
(Dollars in thousands)                                         Actual
                                            ---------------------------------------------
                                                    Year Ended December 31, 1999
                                              Average                          Average
                                              Balance          Interest       Yield/Rate
                                            -----------      -----------      -----------
Interest earning assets:
  Loans (1)                                    $171,957         $ 13,824         8.04%
  Investment and mortgage backed
   securities                                    58,192            3,182         5.47%
  Other interest earning assets                   4,451              334         7.50%
                                            -----------      -----------
  Total interest earning assets                 234,600           17,340         7.39%
  Non-interest earning assets                    17,221
                                            -----------
Total assets                                   $251,821
                                            ===========
Interest bearing liabilities:
  Interest bearing checking                    $ 36,754              478         1.30%
  Savings deposits                               47,851            1,838         3.84%
  Time deposits                                  83,129            4,563         5.49%
  Borrowings                                     49,610            2,677         5.40%
                                            -----------      -----------
Total interest bearing liabilities             $217,344            9,556         4.40%
                                            ===========

                                                             -----------
Net interest income                                               $7,784
                                                             ===========
Net interest spread                                                              2.99%
Net interest margin(2)                                                           3.32%

(1)      Includes nonaccrual loans.
(2) Computed on a fully taxable basis, without regard to tax equivalent yields.

Average Balance Sheet
(Dollars in thousands)                                   Pro Forma Combined
                                            ---------------------------------------------
                                                    Year Ended December 31, 1998
                                              Average                          Average
                                              Balance          Interest       Yield/Rate
                                            -----------      -----------      -----------
Interest earning assets:
  Loans (1)                                    $130,307         $ 10,743         8.25%
  Investment and mortgage backed
   securities                                    55,440            3,348         6.04%
  Other interest earning assets                   9,765              639         6.54%
                                            -----------      -----------   -----------
  Total interest earning assets                 195,512           14,730         7.53%
  Non-interest earning assets                    18,770
                                            -----------
Total assets                                   $214,282
                                            ===========
Interest bearing liabilities:
  Interest bearing checking                    $ 38,105              526         1.38%
  Savings deposits                               42,842            1,525         3.56%
  Time deposits                                  74,767            4,309         5.76%
  Borrowings                                     25,625            1,289         5.03%
                                            -----------      -----------   -----------
Total interest bearing liabilities             $181,339            7,649         4.22%
                                            ===========

                                                             -----------
Net interest income                                               $7,081
                                                             ===========
Net interest spread                                                              3.31%
Net interest margin(2)                                                           3.62%

(1)      Includes nonaccrual loans.
(2) Computed on a fully taxable basis, without regard to tax equivalent yields.

          As illustrated in the preceding tables, the principal reason for the increase in net interest income from 1998 to 1999, and 1999 to 2000, was an increase in the volume of United's interest earning assets. The decrease in interest income in 1999 due to a planned decrease in the volume of investment securities held was more than offset by a large positive contribution from increased loan volumes, as funds from borrowings, deposits and repayments of investment securities were applied to increase the volume of higher yielding loan assets. This increased volume of loans was largely responsible for the $2.6 million increase in interest income from 1998 to 1999. The increased volume of loans and the consolidation of Valley were largely responsible for the $8.2 million increase in interest income from 1999 to 2000. Average interest rates earned on loans increased during these periods as market interest rates increased slightly. Rates earned on investment securities decreased slightly from 1998 to 1999 and increased slightly from 1999 to 2000.

          Rates paid on deposits remained relatively constant from 1998 to 1999 and from 1999 to 2000, resulting in only minimal changes in interest expense as a result of changes in such rates. An $8.4 million increase in time deposit accounts from 1998 to 1999 and a $24.0 million increase in short-term borrowings, resulted in a $1.9 million increase in interest expense from 1998 to 1999. Further increases in borrowings from 1999 to 2000, particularly in repurchase agreements and FHLB borrowings along with a $39.7 million increase in time deposits, caused an increase of $5.0 million in interest expense in 2000 as compared to 1999.

          The increased interest expense was more than offset by the increased interest income resulting from expansion of United's loan portfolio during both 2000 and 1999. United's net interest income increased $2.7 million from $7.8 million for 1999 to $10.5 million for 2000 and increased $.7 million from $7.1 million for the year ended December 31, 1998 to $7.8 million for the year ended December 31, 1999. $2.4 million of the increase in net interest income in 2000 was attributable to the consolidation of Valley.

         PROVISION FOR LOAN LOSS. United provided $1.6 million for loan losses in 2000 compared to $204,000 in 1999 and $340,000 in 1998. $0.3 million of the increase in the provision is due to the consolidation of Valley. The remainder of the increase is due to loan growth and to larger than expected additions to the loan loss reserve primarily related to the deterioration of a single loan. The loan was made to a private company in the commercial construction industry. Collateral on the loan includes accounts receivable and equipment, and collection efforts are continuing.

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

         NON-INTEREST INCOME. In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased by $.6 million in 2000 to $4.1 million compared to $3.5 million in 1999. Non-interest income remained consistent in 1999 when compared to 1998. $0.3 million of the increase in 2000 was due to the consolidation of Valley. The remainder of the 2000 increase was due to recognizing a $0.3 million gain on the sale of servicing rights related to Montana Board of Housing loans. Loan origination fees declined $.1 million during 1999. Other non-interest income, including servicing fees on mortgage loans, service charges and FHLB stock dividends, remained relatively constant from 1998 to 1999. Loan servicing fees increased $.1 million in 1999 due to mortgage servicing rights recorded and also $.1 million from equity in income of Valley. United also recognized a small amount of gain on sale of investment securities in 1999 and 1998.

         NON-INTEREST EXPENSE. Non-interest expense increased $2.4 million, or 34.5%, to $9.5 million in 2000, and increased $.7 million, or 10.5%, to $7.1 million in 1999. The consolidation of Valley accounted for $2.0 million of the 2000 increase. Exclusive of the impact of the Valley consolidation, salary and employee benefit expense represented $.2 million of the 2000 increase and was the result of additional staffing and rate increases for existing employees. Salary and employee benefit expense, which increased $.5 million to $3.9 million in 1999 from $3.4 million in 1998, also accounted for most of the increase in 1999. This increase was due primarily to additional staffing of loan originators and rate increases for existing employees.

         INCOME TAXES. Income tax expense decreased $.2 million to $1.3 million for 2000 and increased $.1 million to $1.5 million for 1999 from $1.4 million for 1998. The principal reason for the decrease in 2000 was the additional loan loss provision in the third quarter of 2000. The principal reason for the increase in 1999 was increased income.

FINANCIAL CONDITION

         GENERAL. United's total assets increased $93.6 million to $363.8 at December 31, 2000 from $270.2 million at December 31, 1999, and increased $37.7 million in 1999 from $232.5 million at December 31, 1998. The 2000 increase in assets was primarily the result of the addition of $56.5 million of assets from the consolidation of Valley, a $25.4 million increase in loans receivable, and a $6.8 million increase in cash and cash equivalents. The principal reason for the increases in 1999 was growth in United's loan portfolio, which increased $43 million during 1999.

         LOANS RECEIVABLE AND LOANS HELD FOR SALE. Net loans receivable increased $65.3 million to $251.6 million at December 31, 2000 from $186.3 million at December 31, 1999. The consolidation of Valley accounted for $39.9 million of this increase. The remaining loans receivable increase of $25.4 million is a direct result of strong loan demand generated through officer call programs, increased market area and continued purchase of participation loans and lease financing loans. The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgages, consumer loans secured by real estate, and various consumer installment loans. The Banks also purchase and participate in commercial and lease financing loans. The Banks had $52.9 million of participation and purchased loans as of December 31, 2000.

         Net loans receivable increased $43 million during 1999 to $186.3 million at December 31, 1999. Nearly all loan categories continued to show steady growth, although not at the same pace as 1998, due to increases in rates later in 1999.

         Heritage Bank sells and retains servicing for a portion of its residential real estate loans to agencies of Montana such as the Montana Board of Investments and the Montana Board of Housing. Heritage Bank recognizes mortgage servicing rights as an asset regardless of whether the servicing rights are acquired or retained on loans originated and subsequently sold. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. In November 2000, Heritage Bank entered into an agreement with an unrelated third party to sell all of its servicing rights associated with Montana Board of Housing loans existing at November 30, 2000 which had outstanding principal balances of approximately $49.6 million. The sales price was 1.03% of the outstanding principal balance at close of business November 30, 2000, or approximately $510,000. A gain on the sale of approximately $255,000 is included in other non-interest income for the year ended December 31, 2000. At December 31,2000, Heritage Bank has a receivable related to the sale of approximately $258,000 due in March 2001. The receivable is included in other assets in the consolidated statement of financial condition. As of December 31, 2000 and 1999, the carrying value of originated servicing rights was approximately $9,000 and $102,000, respectively. Heritage Bank's servicing portfolio as of December 31, 2000 was $53.9 million and as of December 31, 1999 was $39.7 million. Approximately $49.5 million of the servicing portfolio at December 31, 2000 was being serviced under a short-term sub-servicing agreement which expires in February 2001.

         During 2000, loans held for sale by United increased $1.8 million to $3.0 million at December 31, 2000 from approximately $1.2 million at December 31, 1999. Approximately $110.5 million of loans were originated for sale and $108.7 million of loans were sold to the secondary market during the year ending December 31, 2000.

         INVESTMENT SECURITIES AVAILABLE FOR SALE. United's investment securities available for sale increased $17 million to $70 million during 2000 and increased $1.1 million to $53 million during the year ended December 31, 1999. The consolidation of Valley accounted for an increase of $17.5 million in 2000. In 2000, United's purchases were approximately $7.8 million while sales, maturities and calls totaled $9.6 million. United also recorded an unrealized gain in market values of approximately $1.4 million in 2000.

         OTHER ASSETS. Real estate and other personal property owned increased $1 million during 2000 to $1 million at December 31, 2000. The consolidation of Valley accounted for $.2 million of the increase. $.3 million of the increase resulted from United transferring loans to real estate and other personal property owned. The remainder of the increase was due to United being required by its regulators to reclassify to real estate owned a duplicate facility previously reported as premises and equipment. At December 31, 2000 this duplicate facility had a net carrying value of $.5 million. Real estate and other personal property owned decreased $.3 million during 1999 as the result of the sale of an apartment complex for $.4 million.

         Restricted Stock increased $.7 million during 2000. United purchased $.3 million of additional FHLB stock during 2000 and purchased $1.6 million of FHLB stock during 1999, primarily as required to support the increased scope of its operations. United received FHLB stock dividends of $.2 million in 2000. The remaining increase of $.2 million was a result of the consolidation of Valley.

         Premises and equipment increased $1.5 million during 2000 due mainly to completing the construction of the two new Heritage Bank branches in Missoula and Bozeman, Montana and the new Valley Bank branch in Scottsdale, Arizona. This increase was offset by $.5 million in depreciation expense and $.5 million reclassified to real estate owned. The consolidation of Valley resulted in $.2 million increase.

         Premises and equipment increased $1.4 million during 1999, as the result of the construction of the two new branches in Missoula and Bozeman as well as computer purchases and upgrades for Year 2000 compliance.

         Goodwill and identifiable intangibles increased $1.8 million in 2000 from the increased ownership and resulting consolidation of Valley. Goodwill and identifiable intangibles decreased $.2 million during 1999 due to amortization. Components of goodwill are currently being amortized over 15 and 25 years.

         DEPOSITS AND BORROWINGS. United experienced a net increase in deposits of $81.3 million in 2000, which includes a $50.1 million increase from the consolidation of Valley, and a net increase of $12.3 million in 1999. The increase in deposits during 2000 and 1999 resulted from a combination of the application of competitive rates on all deposit offerings, and United's commitment to community banking, both of which have attracted depositors.

         FHLB advances and securities sold under agreements to repurchase increased $5.6 million in 2000 and $26.3 million in 1999. The additional borrowings in both years, were used to fund increases in United's real estate loan portfolio, as well as to manage interest rate risk. Line of credit borrowings had a net increase of $1.3 million from borrowings by UFC to fund treasury stock purchases and purchases of Valley stock.

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

 (Dollars in thousands)                                                              Pro Forma Combined
                                December 31,    December 31,    December 31,     December 31,    December 31
                                    2000            1999            1998             1997           1996
                                ------------    ------------    ------------     ------------    -----------
Principal Balances:
  Accruing loans past due
   over 90 days                      $   258           $ 117           $ 387            $ 437          $  45
  Non-accrual loans                      903             230             594                4             --
                                ------------    ------------    ------------     ------------    -----------
Total                                $ 1,161           $ 347           $ 981            $ 441          $  45
                                ------------    ------------    ------------     ------------    -----------
Interest:
  Due on non-accrual loans           $   264           $  14           $  12            $  --           $ --
  Included in income                    none            none            none             none           none

         United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with accounting principles generally accepted in the United States of America. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At December 31, 2000, United had $.4 million of reported doubtful assets and no assets classified as loss. At December 31, 1999, United had $6,000 of reported doubtful assets and no assets classified as loss. At December 31, 2000, 1999 and 1998, United had $.8 million, $.5 million and $.4 million, respectively, of reported substandard assets. As a percent of total assets, substandard assets were approximately
 .21%, .19% and .17% at December 31, 2000, 1999 and 1998, respectively.

         PROVISION FOR LOAN LOSSES. The following schedule details changes in United's loan loss reserve at December 31 for each of the three years indicated:

(Dollars in thousands)                                                  Pro Forma Combined
                                                              ----------------------------------------
                                Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                                 December       December       December       December       December
                                   2000           1999           1998         31, 1997       31, 1996
                                ----------     ----------     ----------     ----------     ----------
Balance beginning of period     $    1,586     $    1,485     $    1,146     $      463     $      401
Provision for loan losses            1,629            204            340            717            160
Acquired from State Bank                --             --             43             --             --
Acquired from Valley                   393             --             --             --             --
Charge-offs:
  Residential                           (3)           (16)            --             --
  Commercial                        (1,073)           (59)            (4)           (10)           (98)
  Consumer                             (62)           (34)           (52)           (25)             -
                                ----------     ----------     ----------     ----------     ----------
Total charge-offs                   (1,138)          (109)           (56)           (35)           (98)
Recoveries                              56              7             12              1             --
                                ----------     ----------     ----------     ----------     ----------
Net charge-offs                     (1,082)          (102)           (44)           (34)           (98)
                                ----------     ----------     ----------     ----------     ----------
Balance end of period end       $    2,526     $    1,586     $    1,485     $    1,146     $      463
                                ==========     ==========     ==========     ==========     ==========
Allowance for loan losses to:
  Total loans at period                .99%           .84%          1.03%          1.21%           .59%
                                ==========     ==========     ==========     ==========     ==========
  Net charge-offs to average
   loans                               .44%           .06%           .04%           .04%           .15%
                                ==========     ==========     ==========     ==========     ==========

         The following schedule allocates the loan loss reserve based on management's judgment of potential losses in the respective areas. While management has allocated the reserve to various portfolio segments for purposes of this table, the reserve is general in nature and is available for the portfolio in its entirety.

(Dollars in thousands)
                                    December 31, 2000           December 31, 1999          December 31, 1998
                                --------------------------  -------------------------  -------------------------
                                                  % of                       % of                       % of
                                                loans to                   loans to                   loans to
                                                  total                      total                      total
                                  Allowance       loans       Allowance      loans       Allowance      loans
                                ------------  ------------  ------------  -----------  ------------  -----------
Real estate loans:
  1 - 4 residential                    $ 475          12.2%        $ 128         18.1%        $ 124         18.7%
  5 or more residential                   68           2.5            52          2.8            66          4.6
  Construction                           149           5.0            84          5.6            92          6.4
  Commercial and agricultural            695          35.4           488         24.9           462         26.0
Non-real estate loans:
  Commercial and agricultural            874          28.2           712         37.2           601         31.6
  Consumer                               265          16.7           122         11.4           140         12.7
                                ------------  ------------  ------------  -----------  ------------  -----------
Total                                $ 2,526         100.0%      $ 1,586        100.0%      $ 1,485        100.0%
                                ============  ============  ============  ===========  ============  ===========

(Dollars in thousands)
                                                          Pro Forma Combined
                                            December 31, 1997            December 31, 1996
                                       ---------------------------   --------------------------
                                                          % of                          % of
                                                        loans to                      loans to
                                                          total                         total
                                         Allowance        loans        Allowance        loans
                                       ------------   ------------   ------------   -----------
Real estate loans:
  1 - 4 residential                           $ 387           45.4%         $ 195          49.8%
  5 or more residential                          67            7.1             33           6.1
  Construction                                   55            5.8             35           5.6
  Commercial and agricultural                   217           15.1             86          13.9
Non-real estate loans:
  Commercial and agricultural                   259           17.3             96          15.4
  Consumer                                      161            9.3             18           9.2
                                       ------------   ------------   ------------   -----------
Total                                       $ 1,146            100%       $   463           100%
                                       ============   ============   ============   ===========

         REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED. Total real estate and other personal property owned ("REO") of United was $1.0 million, $14,000 and $304,000 at December 31, 2000, 1999 and 1998, respectively. The schedule below details properties both held for sale and investment by United as of the dates indicated.

(Dollars in thousands)
                                       December 31,    December 31,   December 31,
                                           2000            1999           1998
                                       ------------   -------------   ------------
REO held for sale                          $    332       $      --       $     --
Allowance for possible losses                    --              --             --

REO held for investment                         547              --            328
Accumulated depreciation                        (15)             --            (24)
                                       -------------  -------------   ------------
Total REO held for investment              $    532              --           $304
                                       ============   =============   ============
As a percent of total assets                    .24%             .0%           .13%
                                       ============   =============   ============
Other personal property
  held for sale                            $    158       $      14       $     --
                                       ------------   -------------   ------------
As a percent of total assets                    .04%            .01%            --%
                                       ============   =============   ============

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

         Several strategies have been employed by United to minimize the mismatch of asset and liability maturities. For the past several years, Heritage Bank has maintained the policy of selling the majority of newly-originated long-term (15 to 30-year maturity) fixed-rate mortgage loans to the secondary market. These loans are sold at their outstanding principal balance, which is the prearranged contract purchase price, and therefore, no gain or loss is realized at sale. United promotes the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions. United also emphasizes investment in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments. When maturities of loans increase, United offsets the increased interest rate risk with matching funds and maturities with the FHLB borrowings.

         The following tables provide information regarding the maturity of loans included in United's portfolio as of December 31, 2000. The amounts reflected in the following table give no effect to assumptions regarding loan prepayments or payoffs. Loans with variable rates of interest are classified as due when the loan principal balances are contractually due, not when the interest rate reprices.

(Dollars in thousands)
                                                 December 31, 2000
                                 -------------------------------------------------
                                                            5 Years
                                   Up to        1 - 5         and
                                   1 Year       Years        Beyond        Total
                                 ----------   ----------   ----------   ----------
Loans:
Loans secured by real estate:
  Adjustable rate (all
   property types)               $    7,185   $   19,674   $   23,302   $   50,161
  1-4 family residential              7,282       12,495       16,855       36,632
  Multi-family and commercial         3,292       30,322       12,028       45,642
  Construction and undeveloped
   land                              11,708        3,471        2,702       17,881
                                 ----------   ----------   ----------   ----------
Loans secured by real
  estate                             29,467       65,962       54,887      150,316
  Commercial non-real
   estate(1)                         17,691       40,873        5,966       64,530
  Agricultural non-real estate        4,457        5,394          414       10,265
  Consumer(2)                         2,542       15,474        8,519       26,535
                                 ----------   ----------   ----------   ----------
Net loans                        $   54,157   $  127,703   $   69,786   $  251,646
                                 ==========   ==========   ==========   ==========

                                                                        Total loans
                                                                         due after
                                                                        December 31,
                                                                           2001
                                                                       ------------
                            Fixed interest rates                           $154,513
                            Floating or adjustable rates
                              or balloon payments                            42,976
                                                                       ------------
                                                                           $197,489
                                                                       ============

(1)      Includes loans on commercial savings accounts
(2)      Includes consumer loans secured by real estate

         The following table sets forth the book value, maturities and weighted average yield of United's investment portfolio at the dates indicated:

(Dollars in thousands)
                                                  December 31, 2000
                               --------------------------------------------------------
                                                                  10 years
                                Up to       1 - 5       5 - 10       and
                                1 year      years       years       beyond       Total
                               --------    --------    --------    --------    --------
U.S. government and agencies   $    998    $ 16,978    $  5,896    $     --    $ 23,872
Mortgage-backed securities           --       3,158       5,938      32,440      41,536
Municipal bonds                      --         381         562       1,775       2,718
Other                                --         495       1,415          28       1,938
                               --------    --------    --------    --------    --------
Total securities               $    998    $ 21,012    $ 13,811    $ 34,243    $ 70,064
                               ========    ========    ========    ========    ========
Weighted average yield             6.67%       6.07%       6.51%       6.48%       6.43%

                                                   December 31, 1999
                               --------------------------------------------------------
                                                                  10 years
                                Up to       1 - 5       5 - 10       and
                                1 year      years       years       beyond       Total
                               --------    --------    --------    --------    --------
U.S. government and agencies   $    200    $  4,809    $  4,785    $     --    $  9,794
Mortgage-backed securities        1,050       4,391       4,026      29,988      39,455
Municipal bonds                       3         376         300       1,257       1,936
Other                                --         478       1,350          31       1,859
                               --------    --------    --------    --------    --------
Total securities               $  1,253    $ 10,054    $ 10,461    $ 31,276    $ 53,044
                               ========    ========    ========    ========    ========
Weighted average yield             6.98%       7.05%       7.14%       6.30%       6.62%

                                                  December 31, 1998
                               --------------------------------------------------------
                                                                  10 years
                                Up to       1 - 5       5 - 10       and
                                1 year      years       years       beyond       Total
                               --------    --------    --------    --------    --------
U.S. government and agencies   $  2,325    $  6,221    $  3,125    $  1,966    $ 13,637
Mortgage-backed securities        1,573      10,474         564      23,741      36,352
Municipal bonds                      10         199         622          54         885
Other                               986          --          --          39       1,025
                               --------    --------    --------    --------    --------
Total securities               $  4,894    $ 16,894    $  4,311    $ 25,800    $ 51,899
                               ========    ========    ========    ========    ========
Weighted average yield             5.87%       5.97%       6.14%       6.10%       6.04%

         STOCKHOLDERS' EQUITY. Stockholders' equity at December 31, 2000 was $30.0 million, or 8.23% of total assets, up slightly from $29.4 million, or 10.86% of total assets, at December 31, 1999. At December 31, 2000, book value was $18.54 per share. The increase in stockholders' equity is primarily due to net income of $2.0 million for 2000, offset by the payment of $1.7 million in dividends on UFC's common stock, the purchase of 37,000 shares of treasury stock for $.6 million, and a decrease in net unrealized losses on securities of $.9 million.

         BUSINESS SEGMENT RESULTS. United manages its operations and prepares management reports with a primary focus on geographical areas. Operating segments information, including earnings performance on an operating cash basis, is presented in the following schedule. United allocates centrally provided services to the business segments based upon estimated usage of those services. The operating segment identified as other includes UFC and eliminations of transactions between segments.

         Heritage Bank includes United's thrift banking operations in ten Montana cities. The bank experienced steady growth in 2000 with loans increasing $21.9 million or 12.8% over 1999 and deposits increasing $16.8 million or 10.0%. Operating cash earnings for 2000 decreased $.4 million from 1999. Net income decreased 22.2% to $1.9 million from $2.5 million in 1999. The decrease was primarily due to the larger than expected addition to the reserve for loan losses for the deterioration of a single loan in the third quarter of 2000. On an operating cash basis, net interest income increased 8.0% to $7.7 million in 2000, non-interest income increased 6.3% to $3.6 million, and non-interest expense increased 5.3% to $6.5 million. Heritage Bank's operating cash performance efficiency ratio was 57.91% in 2000 as compared to 59.68% in 1999.

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

         State Bank was relatively stable in 2000 with loans decreasing $.9 million to $14.1 million and deposits increasing $1.5 million to $13.5 million. Operating cash earnings for 2000 were approximately $151,000 compared to a 1999 loss of approximately $29,000. Net interest income for 2000 was $.6 million and non-interest income rose to approximately $67,000. On an operating cash basis, non-interest expense decreased only slightly. The operating cash efficiency ratio for 2000 was 65.97% as compared to 94.06% for 1999.

         Valley's net interest income was $2.4 million in 2000. Non-interest income and non-interest expense was $.4 million and $2 million, respectively. The operating cash efficiency ratio for 2000 was 71.48%.

         The following table sets forth certain operating segment information for the years ended December 31, 2000, 1999 and 1998 (in thousands except per share data):

                                    Heritage
                                      Bank         State Bank        Valley          Other        Consolidated
                                  ------------    ------------    ------------    ------------    ------------
2000:

Net interest income               $      7,650             600           2,391              45          10,686

Non-interest income                      3,572              67             450               1           4,090
                                  ------------    ------------    ------------    ------------    ------------
Total revenue                           11,222             667           2,841              46          14,776

Provision for loan losses                1,330              --             299              --           1,629

Non-interest expense(1)                  6,499             440           2,031             310           9,280
                                  ------------    ------------    ------------    ------------    ------------
Pretax cash earnings(loss)               3,393             227             511            (264)          3,867

Income tax expense(benefit)              1,176              76             183            (148)          1,287
Minority interest                           --              --              --            (151)           (151)
                                  ------------    ------------    ------------    ------------    ------------
Cash earnings(1)                         2,217             151             328            (267)          2,429
Amortization of goodwill and
 Core Deposit Intangible (CDI)             165              30              --              80             275
Amortization of purchase
 valuations                                140              --              --              10             150
                                  ------------    ------------    ------------    ------------    ------------
Net income(loss)                  $      1,912             121             328            (357)          2,004
                                  ============    ============    ============    ============    ============

PER SHARE DATA

Basic cash earnings per share                                                                     $       1.48
Diluted cash earnings per share                                                                   $       1.47

Basic net income per share                                                                        $       1.22
Diluted net income per share                                                                      $       1.22
Weighted average shares
 outstanding - basic                                                                                     1,646
Weighted average shares
 outstanding - diluted                                                                                   1,647

AVERAGE BALANCE SHEET DATA

Assets                            $    258,671          18,830          62,625           8,525         348,643
Loans receivable, net                  191,113          15,014          39,539              42         245,707
Allowance for loan losses                1,795             133             497              --           2,425
Deposits                               171,618          12,527          53,978              --         247,983
Stockholders' equity                    20,005           2,050           7,575          29,187          36,762

PERFORMANCE RATIOS

Return on average assets                   .74%            .64%            .52%             --             .57%
Return on average equity                  9.56%           5.90%           4.33%             --            5.45%
Efficiency ratio                         60.08%          70.46%          71.48%             --           65.32%

OPERATING CASH PERFORMANCE
 RATIOS

Return on average assets                   .86%            .80%            .52%             --             .70%
Return on average equity                 11.08%           7.37%           4.33%             --            6.61%
Efficiency ratio                         57.91%          65.97%          71.48%             --           62.80%

(1) Before amortization of goodwill, purchase valuations and core deposit intangible.

                              Heritage Bank         State Bank              Other              Consolidated
                           -------------------  -------------------  -------------------  -----------------------
                              1999      1998       1999      1998       1999       1998      1999         1998
Net interest income        $   7,085     6,364        444        87        270       420      7,799         6,871
Non-interest income            3,360     3,276         43        14        128         2      3,531         3,292
                           -------------------  -------------------  -------------------  -----------------------
Total revenue                 10,445     9,640        487       101        398       422     11,330        10,163
Provision for loan
  losses                         110       335         94        --         --        --        204           335
Non-interest expense           6,174     5,499        458       136        290       407      6,922         6,042
                           -------------------  -------------------  -------------------  -----------------------
Pretax cash earnings
  (loss)                       4,161     3,806        (65)      (35)       108        15      4,204         3,786
Income tax expense
  (benefit)                    1,537     1,413        (36)      (17)        39         3      1,540         1,399
                           -------------------  -------------------  -------------------  -----------------------
Cash earnings(1)               2,624     2,393        (29)      (18)        69        12      2,664         2,387
Amortization of
  goodwill, purchase
  valuations and CDI             165       110         30        10         --        --        195           120
                           -------------------  -------------------  -------------------  -----------------------
Net income (loss)          $   2,459     2,283        (59)      (28)        69        12      2,469         2,267
                           ===================  ===================  ===================  =======================

PER SHARE DATA

Cash earnings per share                                                                       $1.58          1.50
Net income per share                                                                          $1.47          1.43
Weighted average shares
  outstanding                                                                                 1,684         1,588

AVERAGE BALANCE SHEET DATA

Total assets         $       230,958   198,093     16,522    10,577      4,341     5,613    251,821       214,283
Net loans                    159,340   126,902     11,992     2,936        625       469    171,957       130,307
Allowance for loan
  losses                       1,489     1,216         93        46         --        --      1,582         1,262
Total deposits               157,819   147,843     10,303     9,168       (388)   (1,297)   167,734       155,714
Equity                        20,553    15,985      1,804     1,359     (6,619)  (13,013)    28,976        30,358

PERFORMANCE RATIOS

Return on average
  assets                        1.06     1.15%     -0.36%    -0.26%         --        --      0.98%         1.06%
Return on average
  equity                      11.96%    14.28%     -3.25%    -2.05%         --        --      8.52%         7.47%
Efficiency ratio              60.63%    57.64%    100.27%   144.79%         --        --     62.77%        60.58%

OPERATING CASH
  PERFORMANCE RATIOS

Return on average
  assets                       1.14%     1.21%     -0.17%    -0.17%         --        --      1.06%         1.11%
Return on average
  equity                      12.77%    14.97%     -1.57%    -1.31%         --        --      9.20%         7.86%
Efficiency ratio              59.68%    57.04%     94.06%   134.78%         --        --     61.10%        59.45%

(1) Before amortization of goodwill and core deposit intangible.

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

         INTEREST RATE RISK. United has established a formal IRR policy, and the Banks have Asset/Liability Management Committees and Investment Committees, which meet at least quarterly to review and report on management's efforts to minimize IRR. Several asset/liability management strategies have been employed by United to minimize its exposure to IRR. These include selling most newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions, and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

         INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE. Interest rate risk sensitivity of net portfolio value ("NPV") measurement seeks to establish a methodology to measure the potential for the reduction of earnings and stockholders' equity resulting from both lower net interest income ("NII") and lower NPV caused by changes in market interest rates. NPV is the difference between United's depository portfolio value and its loans receivable portfolio value. NPV thus provides a leading indicator of future potential changes in both NII and stockholders' equity. Because of its asset size (less than $500 million), Heritage Bank falls under an OTS exemption that allows utilization of an asset/liability computer simulation program prepared and distributed by the OTS. The OTS Thrift Financial Report includes Schedule CMR that provides detailed information about the balances, interest rates, repricing, and maturity characteristics of Heritage Bank's financial instruments. By utilizing Heritage Bank's Schedule CMR data, the OTS runs computer simulations ("Net Portfolio Value Model") utilizing OTS assumptions. Heritage Bank, per OTS requirements, has established maximum percentage changes for NPV resulting from instantaneous changes in interest rates of 100 to 300 basis points. A maximum change of -15% for an instantaneous 200 basis point change in interest rate has been established by United. A 200 basis point change is used by the OTS as the current Interest Rate Sensitivity Measure by which thrifts are evaluated. Heritage Bank periodically reviews and makes changes to established limits for NPV changes due to mergers and other market factors.

         The following table demonstrates Heritage Bank's December 31, 2000 NPV and the present value of total assets, NPV ratio and basis point change for three instantaneous increases and the three instantaneous decreases in interest rates:

                Interest Rate Sensitivity of Net Portfolio Value

(Dollars in thousands)
  Instanta-                     Net Portfolio Value                            NPV as % of PV of Assets
    neous        ---------------------------------------------------------------------------------------------------
Change in Rates     $ Amount        $ Change        % Change       Total Assets       NPV Ratio       Change
---------------- --------------- --------------- --------------- ------------------ --------------- ----------------
   +300      bp          13,850          -9,389             -40%           265,491            5.22%        -311  bp
   +200      bp          16,976          -6,264             -27%           269,948            6.29%        -204  bp
   +100      bp          20,147          -3,093             -13%           274,473            7.34%         -99  bp
      0      bp          23,240              --              --%           278,951            8.33%          --
   -100      bp          26,128           2,888             +12%           283,271            9.22%         +89  bp
   -200      bp          29,365           6,126             +26%           287,987           10.20%        +187  bp
   -300      bp          33,458          10,219             +44%           293,584           11.40%        +307  bp

         The following table demonstrates Heritage Bank's December 31, 1999 NPV and the present value of total assets, NPV ratio and basis point change for three instantaneous increases and the three instantaneous decreases in interest rates:

                Interest Rate Sensitivity of Net Portfolio Value

(Dollars in thousands)
  Instanta-                    Net Portfolio Value                            NPV as % of PV of Assets
    neous        ---------------------------------------------------------------------------------------------------
Change in Rates     $ Amount        $ Change        % Change       Total Assets       NPV Ratio       Change
---------------- --------------- --------------- --------------- ------------------ --------------- ----------------
   +300      bp          13,355          -8,687             -39%           238,101            5.61%        -320  bp
   +200      bp          16,307          -5,735             -26%           242,206            6.73%        -207  bp
   +100      bp          19,231          -2,811             -13%           246,304            7.81%        -100  bp
      0      bp          22,042              --              --%           250,317            8.81%          --
   -100      bp          24,581           2,539             +12%           254,093            9.67%         +87  bp
   -200      bp          27,289           5,247             +24%           258,072           10.57%        +177  bp
   -300      bp          30,183           8,141             +37%           262,262           11.51%        +270  bp

         The preceding tables for 2000 and 1999 would indicate a decrease in NPV based on three instantaneous increases and three instantaneous decreases. This would be consistent with increasing interest rates during 1999 and 2000. Total present value of total assets has increased based on asset growth in 2000. However, based on the three increases and decreases in rates, the value of total assets would also decrease based on increasing interest rates.

         The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operation results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of assets and liability cash flows and others. Sensitivity analysis does not reflect actions that Heritage Bank might take in responding to or anticipating changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The management of United has prepared and is responsible for the consolidated financial statements of United. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in United's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or about April 20, 2001 is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this Report.

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

(a) (1) FINANCIAL STATEMENTS:

         The following consolidated financial statements of United Financial Corp. are included herein as follows:

                                                         Pages in Annual Report
                                                         ----------------------

    INDEPENDENT AUDITORS' REPORT                                            F-1

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION,                         F-2
      December 31, 2000 and 1999

    CONSOLIDATED STATEMENTS OF INCOME - YEARS ENDED                         F-3
      December 31, 2000, 1999, and 1998

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
    COMPREHENSIVE INCOME - YEARS ENDED                                      F-4
      December 31, 2000, 1999, and 1998

    CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED                     F-5
      December 31, 2000, 1999, and 1998

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

(b) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 2000

         None

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors and Stockholders
United Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of United Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


February 16, 2001

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                         DECEMBER 31,
                                                                -------------------------------
                              Assets                                 2000              1999
                              ------                            -------------     -------------
Cash and cash equivalents                                       $  19,450,725        11,456,801
Securities available-for-sale                                      70,063,913        53,044,472
Loans receivable, net                                             251,646,258       186,347,794
Loans held for sale                                                 2,980,839         1,191,111
Restricted stock, at cost                                           3,708,650         3,046,200
Accrued interest receivable                                         3,350,862         2,258,662
Premises and equipment, net                                         6,386,714         4,872,670
Real estate and other personal property owned                       1,021,651            13,657
Deferred tax asset, net                                               443,858           740,107
Investment in Valley Bancorp, Inc.                                         --         4,548,949
Goodwill, net of accumulated amortization of $533,545 and
    $343,700 at December 31, 2000 and 1999, respectively            3,170,686         1,289,456
Identifiable intangibles, net of accumulated amortization
    of $169,255 and $99,904 at December 31, 2000 and 1999,            468,061           537,412
    respectively
Other assets                                                        1,108,686           878,604
                                                                -------------     -------------
                                                                $ 363,800,903       270,225,895
                                                                =============     =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Liabilities:
    Non-interest bearing deposits                               $  33,348,678        18,750,554
    Interest bearing deposits                                     227,830,608       161,130,984
    Federal Home Loan Bank advances                                52,175,000        46,425,000
    Securities sold under agreements to repurchase                 11,365,699        11,545,959
    Line of credit                                                  1,250,000                --
    Advances from borrowers for taxes and insurance                   462,069           408,161
    Income taxes payable                                              308,630           476,273
    Accrued interest payable                                        2,474,944         1,528,035
    Accrued expenses and other liabilities                          1,113,104           601,973
                                                                -------------     -------------
           Total liabilities                                      330,328,732       240,866,939
                                                                -------------     -------------
Minority interest                                                   3,524,691                --
                                                                -------------     -------------

Stockholders' equity:
    Preferred stock, no par value; authorized 2,000,000
        shares; no shares issued and outstanding                           --                --
    Common stock, no par value; authorized 8,000,000
        shares; 1,698,312 shares issued                            28,001,579        28,001,579
    Retained earnings, substantially restricted                     3,541,106         3,250,876
    Treasury stock, at cost, 83,000 shares and 46,000 shares
        at December 31, 2000 and 1999, respectively                (1,515,250)         (931,649)
    Accumulated other comprehensive loss                              (79,955)         (961,850)
                                                                -------------     -------------
           Total stockholders' equity                              29,947,480        29,358,956
                                                                -------------     -------------
Commitments and contingencies                                   $ 363,800,903       270,225,895
                                                                =============     =============

See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                  YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                          2000             1999            1998
                                                      ------------     ------------    ------------
Interest income:
    Loans receivable                                  $ 20,719,610       13,824,741      10,515,655
    Mortgage-backed securities                           3,898,950        2,747,649       2,189,305
    Investment securities                                  495,207          432,987         914,676
    Time deposits in banks                                      --            1,607           6,709
    Other interest-earning assets                          395,117          333,651         622,694
                                                      ------------     ------------    ------------
          Total interest income                         25,508,884       17,340,635      14,249,039
                                                      ------------     ------------    ------------

Interest expense:
    Deposits                                            10,725,909        6,879,588       6,090,923
    Federal Home Loan Bank advances                      3,444,117        2,171,681         898,446
    Securities sold under agreements to repurchase         672,773          505,199         391,281
    Other borrowings                                       135,222               --          11,917
                                                      ------------     ------------    ------------
          Total interest expense                        14,978,021        9,556,468       7,392,567
                                                      ------------     ------------    ------------
          Net interest income                           10,530,863        7,784,167       6,856,472
Provision for loan losses                                1,628,569          203,500         335,000
                                                      ------------     ------------    ------------
          Net interest income after provision for
             loan losses                                 8,902,294        7,580,667       6,521,472
                                                      ------------     ------------    ------------

Non-interest income:
    Loan origination fees on loans sold                  2,500,551        2,524,190       2,606,436
    Loan servicing fees                                    296,474          211,732          78,600
    Customer service charges                               591,612          420,523         336,684
    Gain on sale of securities                                  --           30,357          43,162
    Equity in income of Valley Bancorp, Inc.                    --          126,367           1,550
    Other                                                  701,295          217,042         225,603
                                                      ------------     ------------    ------------
          Total non-interest income                      4,089,932        3,530,211       3,292,035
                                                      ------------     ------------    ------------

Non-interest expense:
    Compensation and benefits                            5,165,880        3,895,030       3,369,524
    Occupancy and equipment                              1,139,624          742,331         625,110
    Deposit insurance premiums                             102,241          121,088          82,873
    Data processing fees                                   671,237          398,022         349,251
    Other                                                2,470,642        1,945,896       1,720,734
                                                      ------------     ------------    ------------
          Total non-interest expense                     9,549,624        7,102,367       6,147,492
                                                      ------------     ------------    ------------
          Income before income taxes                     3,442,602        4,008,511       3,666,015
Income taxes                                             1,287,477        1,539,239       1,398,595
                                                      ------------     ------------    ------------
          Income before minority interest                2,155,125        2,469,272       2,267,420
Minority interest                                         (151,171)              --              --
                                                      ------------     ------------    ------------
          Net income                                  $  2,003,954        2,469,272       2,267,420
                                                      ============     ============    ============
Basic earnings per share                              $       1.22             1.47            1.43
                                                      ============     ============    ============
Diluted earnings per share                            $       1.22             1.47            1.43
                                                      ============     ============    ============


See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 2000, 1999, and 1998

                                                                                               ACCUMULATED
                                                       ADDITIONAL                                 OTHER          TOTAL
                                           COMMON       PAID-IN       RETAINED     TREASURY    COMPREHENSIVE  STOCKHOLDERS'
                                            STOCK       CAPITAL       EARNINGS       STOCK     INCOME (LOSS)     EQUITY
                                         -----------  -----------   -----------   -----------  -------------  ------------
Balances at December 31, 1997            $       100    1,080,028     1,539,605            --       128,182     2,747,915

Comprehensive income:
   Net income                                     --           --     2,267,420            --            --     2,267,420
   Decrease in net unrealized gains
     on securities available-for-sale,
     net of reclassification adjustment           --           --            --            --      (135,083)     (135,083)
                                                                                                              -----------
       Total comprehensive income                                                                               2,132,337
                                                                                                              -----------
Issuance of 1,223,312 shares, net of
   issuance costs of $125,617             24,646,451           --            --            --            --    24,646,451
Change in par value of stock to no par     1,080,028   (1,080,028)           --            --            --            --
Capital contribution                       2,275,000           --            --            --            --     2,275,000
Dividends declared ($.75 per share)               --           --    (1,273,736)           --            --    (1,273,736)
                                         -----------  -----------   -----------   -----------   -----------   -----------
Balances at December 31, 1998             28,001,579           --     2,533,289            --        (6,901)   30,527,967
Comprehensive income:
   Net income                                     --           --     2,469,272            --            --     2,469,272
   Increase in net unrealized losses
     on securities available-for-sale,
     net of reclassification adjustment           --           --            --            --      (954,949)     (954,949)
                                                                                                              -----------
       Total comprehensive income                                                                               1,514,323
                                                                                                              -----------
Dividends declared ($1.04 per share)              --           --    (1,751,685)           --            --    (1,751,685)
Treasury shares purchased at cost
   (46,000 shares)                                --           --            --      (931,649)           --      (931,649)
                                         -----------  -----------   -----------   -----------   -----------   -----------
Balances at December 31, 1999             28,001,579           --     3,250,876      (931,649)     (961,850)   29,358,956

Comprehensive income:
   Net income                                     --           --     2,003,954            --            --     2,003,954
   Decrease in net unrealized losses
     on securities available-for-sale,
     net of reclassification adjustment           --           --            --            --       881,895       881,895
                                                                                                              -----------
       Total comprehensive income                                                                               2,885,849
                                                                                                              -----------
Dividends declared ($1.04 per share)              --           --    (1,713,724)           --            --    (1,713,724)

Treasury shares purchased at cost
   (37,000 shares)                                --           --            --      (583,601)           --      (583,601)
                                         -----------  -----------   -----------   -----------   -----------   -----------
Balances at December 31, 2000            $28,001,579           --     3,541,106    (1,515,250)      (79,955)   29,947,480
                                         ===========  ===========   ===========   ===========   ===========   ===========

                                                                                          Year Ended December 31,
                                                                                -----------------------------------------
Disclosure of reclassification amount:                                              2000           1999           1998
--------------------------------------                                          -----------------------------------------
   Unrealized holding gains (losses) arising during the period                    1,437,089     (1,582,029)      (257,794)
   Tax (expense) benefit                                                           (552,488)       609,043         96,166
                                                                                -----------    -----------    -----------
       Net after tax                                                                884,601       (972,986)      (161,628)
                                                                                -----------    -----------    -----------
   Reclassification adjustment for gains included in net income                          --        (30,357)       (43,162)
   Tax expense                                                                           --         12,320         16,617
                                                                                -----------    -----------    -----------
       Net after tax                                                                     --        (18,037)       (26,545)
   Portion of unrealized gain allocated to minority interest                         (2,706)            --             --
                                                                                -----------    -----------    -----------
       Net change in unrealized gain (loss) on availiable-for-sale securities       881,895       (954,949)      (135,083)
                                                                                ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                            YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                     2000             1999            1998
                                                                -------------    -------------    -------------
Cash flows from operating activities:
   Net income                                                   $   2,003,954        2,469,272        2,267,420
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
       Provision for loan losses                                    1,628,569          203,500          335,000
       Amortization of goodwill and identifiable intangibles          259,196          187,477          105,683
       Depreciation                                                   500,167          287,083          320,080
       Net gain on sale of premises and equipment                      (5,807)              --               --
       Deferred income tax expense (benefit)                          (33,814)         (41,604)         117,440
       Equity in income of Valley Bancorp, Inc.                            --         (126,367)          (1,550)
       Amortization of premiums and discounts on
          securities and loans                                        133,253          265,178          (30,636)
       Gain on sale of investment securities                               --          (30,357)         (43,162)
       Gain on sale of loans                                          169,000          105,000               --
       Gain on sale of real estate owned                                   --           (4,970)              --
       Mortgage loans originated and held for sale               (110,510,643)    (114,591,857)     (85,999,406)
       Proceeds from sales of mortgage loans held for sale        108,720,915      119,117,722       81,749,817
       FHLB stock dividends                                          (208,100)        (161,100)         (82,800)
       Increase in accrued interest receivable                       (707,302)        (340,297)        (404,023)
       Decrease (increase) in other assets                           (328,793)        (383,127)       2,185,394
       Increase (decrease) in income taxes payable                   (197,232)         360,639         (168,053)
       Increase in accrued interest payable                           888,315          260,927          129,408
       Increase (decrease) in accrued expenses
          and other liabilities                                       380,058         (127,019)      (2,568,482)
       Minority interest                                              151,171               --               --
                                                                -------------    -------------    -------------
            Net cash provided (used) by operating
              activities                                            2,842,907        7,450,100       (2,087,870)
                                                                -------------    -------------    -------------

Cash flows from investing activities:
   Net decrease in time deposits in banks                                  --               --           98,000
   Net increase in loans receivable                               (27,393,985)     (43,534,649)     (46,497,741)
   Purchases of securities available-for-sale                      (7,834,019)     (33,921,870)     (37,033,497)
   Proceeds from maturities, paydowns and sales of securities
     available-for-sale                                             9,570,153       30,990,562       44,300,431
   Proceeds from redemption of FHLB stock                              31,300               --               --
   Purchases of restricted stock                                     (271,300)      (1,652,800)        (210,600)
   Purchase of Valley Bancorp, Inc. stock                                  --       (1,746,591)      (2,682,241)
   Cash paid to FDIC on failed bank                                        --         (333,245)              --
   Purchases of premises and equipment                             (2,350,777)      (1,661,802)        (940,655)
   Proceeds from sale of premises and equipment                        26,100               --               --
   Proceeds from sale of real estate and other personal
     property owned                                                   105,045          662,213          360,000
   Additions of real estate and other personal
     property owned                                                   (55,476)         (39,748)          (4,756)
   Acquisition of identifiable intangibles                                 --               --         (183,316)
   Acquisition of minority interest in Valley Bancorp, Inc.        (1,923,050)              --               --
   Acquired cash and cash equivalents in merger                            --               --        8,112,629
   Acquired cash and cash equivalents of failed bank                       --               --       11,553,977
   Acquired cash and cash equivalents of Valley
     Bancorp, Inc.                                                  1,205,576               --               --
                                                                -------------    -------------    -------------
            Net cash used by investing activities                 (28,890,433)     (51,237,930)     (23,127,769)
                                                                -------------    -------------    -------------

Cash flows from financing activities:
   Net increase in deposits                                        31,215,127       12,261,454       13,982,987
   Net increase in FHLB advances                                    5,750,000       24,250,000       15,750,000
   Advances on line of credit                                       1,555,000               --               --
   Payments on line of credit                                        (305,000)              --       (2,350,000)
   Net increase (decrease) in securities sold under
     repurchase agreements                                           (180,260)       2,095,387        6,277,423
   Net decrease in federal funds purchased                         (1,750,000)              --               --
   Increase (decrease) in advances from borrowers for
     taxes and insurance                                               53,908           65,554          (59,450)
   Capital contribution                                                    --               --        2,275,000
   Purchase of treasury stock                                        (583,601)        (931,649)              --
   Dividends paid to stockholders                                  (1,713,724)      (1,751,685)      (1,273,736)
                                                                -------------    -------------    -------------
            Net cash provided by financing activities              34,041,450       35,989,061       34,602,224
                                                                -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents                7,993,924       (7,798,769)       9,386,585
Cash and cash equivalents at beginning of year                     11,456,801       19,255,570        9,868,985
                                                                -------------    -------------    -------------
Cash and cash equivalents at end of year                        $  19,450,725       11,456,801       19,255,570
                                                                =============    =============    =============
Cash paid during the year for:
   Interest, approximately                                      $  14,074,000        9,280,000        6,933,000
   Income taxes, approximately                                      1,519,000        1,220,000        1,449,000
                                                                =============    =============    =============

See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     GENERAL

                The accompanying consolidated financial statements include the accounts of United Financial Corp. (UFC) and UFC's wholly-owned subsidiaries, Heritage Bank, F.S.B. (Heritage) and Heritage State Bank (Heritage State), Community Service Corporation
                (CSC), a wholly-owned subsidiary of Heritage, and, effective January 1, 2000 (see note 24), UFC's majority owned subsidiary Valley Bancorp, Inc. (Valley). UFC, Heritage, Heritage State, Valley and CSC are herein referred to collectively as "the Company." All significant intercompany balances and transactions have been eliminated in consolidation. UFC owns 56.52% of the outstanding stock of Valley at December 31, 2000 compared to 39.93% at December 31, 1999 and 25% at December 31, 1998.

                The Company, through its subsidiary banks, provides a full range of banking services to individual and corporate customers in central and western Montana and Phoenix and Scottsdale, Arizona. The subsidiary banks are subject to competition from other financial service providers. The Company and its subsidiary banks are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

                On February 3, 1998, Heritage Bancorporation merged with United Financial Corp. ("Old United"). Heritage Bancorporation was the parent company of Heritage Bank (acquired by Heritage Bancorporation in June 1994) and Old United was the parent company of United Savings Bank. The merger resulted in a combined entity, UFC, owning these two subsidiary banks. The subsidiary banks were combined into one bank called Heritage Bank in May 1998.

                The merger was treated as a reverse acquisition accounted for as a purchase of Old United by Heritage Bancorporation. Consistent with Heritage Bancorporation being the acquiring corporation, the historical statements of operations of the combined entity only reflect the operations of United commencing on and after the closing date of the merger.

                In August 1998, UFC formed Heritage State to acquire a portion of the business of a failed commercial bank in Fort Benton, Montana.

        (b)     BASIS OF PRESENTATION

                The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

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


                                      F-6                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        (c)     CASH EQUIVALENTS

                For purposes of the consolidated statements of cash flows, the Company considers all cash, daily interest demand deposits, amounts due from banks and interest-bearing deposits with banks with original maturities of three months or less to be cash equivalents. At December 31, 2000, $5,773,127 of interest-bearing deposits with banks and $4,200,000 of daily interest demand deposits were combined with cash as "cash equivalents". At December 31, 1999, $3,546,001 interest-bearing deposits with banks were combined with cash as "cash equivalents".

        (d)     SECURITIES AVAILABLE FOR SALE

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

                Loans are placed on nonaccrual status when collection of principal or interest is considered doubtful. Interest income previously accrued on these loans, but not yet received, is reversed in the current period. Interest subsequently recovered is credited to income in the period collected.

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


                                      F-7                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

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

                The Company also provides an allowance for losses on specific loans which are deemed to be impaired. Groups of small balance homogeneous loans (generally consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the allowance for loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, is used in place of discounted cash flows. Generally, when a loan is deemed impaired, current period interest previously accrued but not collected is reversed against current period interest income. Income on such impaired loans is then recognized only to the extent that cash in excess of any amounts charged off to the allowance for loan losses is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

        (g)     LOANS HELD FOR SALE

                Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. The Company expects the loans to be sold with no gain or loss, in the short-term.

        (h)     GOODWILL AND IDENTIFIABLE INTANGIBLES

                Goodwill and identifiable intangibles represent the excess of cost over the fair value of the net assets at the date acquired. Goodwill is being amortized against income using the straight-line method over 15 to 25 years. Identifiable intangibles are being amortized against income using the straight-line method over 5 to 15 years. UFC recorded $493,567 of goodwill in 2000 related to the acquisition of Valley shares. No goodwill was recorded in 1999 or 1998.


                                      F-8                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill and identifiable intangible balances over their remaining lives can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

        (i)     RESTRICTED STOCK INVESTMENTS

                The Company holds stock in the Federal Home Loan Bank of Seattle
                (FHLB) and the Federal Reserve Bank (FRB). FHLB and FRB stocks are restricted as they may only be sold to another member institution or the FHLB or FRB at their par values. Due to restrictive terms, and the lack of a readily determinable market value, FHLB and FRB stocks are carried at cost.

        (j)     PREMISES AND EQUIPMENT

                Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on straight-line and accelerated methods over the estimated useful lives of 39 years for the building, 5 to 40 years for improvements, and 3 to 10 years for furniture, fixtures and equipment.

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

        (l)     STOCK-BASED COMPENSATION

                Compensation cost for stock-based compensation to employees is measured at the grant date using the intrinsic value method. Under the intrinsic value method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to ultimately acquire the stock and is recognized on a straight-line basis over any related service period.

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

        (n)     EARNINGS PER SHARE

                Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method.


                                      F-9                            (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        (o)     LONG-LIVED ASSETS

                Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset's fair value, which may be estimated by discounting the expected future cash flows. At December 31, 2000 and 1999, there were no assets that were considered impaired. There were no impairment losses recognized during 2000, 1999 or 1998.

        (p)     MORTGAGE SERVICING RIGHTS

                The Company recognizes as assets the rights to service mortgage loans for others, whether acquired or internally originated. Servicing assets are initially recorded at fair value based on comparable market quotes and are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are periodically evaluated for impairment by stratifying the servicing assets based on predominant risk characteristics of the underlying loans including loan type, note rate and loan term. Servicing assets are included in other assets on the accompanying consolidated statement of financial condition.

        (q)     COMPREHENSIVE INCOME

                The Company is required to report its comprehensive income, which includes net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders in a separate statement. The Company's only significant element of other comprehensive income is unrealized gains and losses on securities available-for-sale.

        (r)     RECLASSIFICATIONS

                Certain reclassifications have been made to the 1999 and 1998 amounts to conform to the 2000 presentation.

        (s)     NEW ACCOUNTING PRONOUNCEMENTS

                In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133" was issued. SFAS Nos. 133 and 138 establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions of SFAS Nos. 133 and 138 effective January 1, 2001. As of December 31, 2000, the Company was not engaged in hedging activities nor did it hold any derivative instruments which required adjustments to carrying values under SFAS Nos. 133 or 138. Therefore, the adoption had no impact on the consolidated financial statements of the Company.

                In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises accounting standards for securitizations and transfers of financial assets and


                                      F-10                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                collateral and requires certain disclosures, but carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. Adoption of these provisions did not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management expects that adoption of these provisions will not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company.

(2)     CASH ON HAND AND IN BANKS

        The subsidiary banks are required to maintain an average reserve balance with the FRB, or maintain such reserve in cash on hand. The amount of this required reserve balance at December 31, 2000 was approximately $817,000. An additional $225,000 compensating balance is required to be maintained with the FRB for check clearing services.

(3)     SECURITIES AVAILABLE-FOR-SALE

        The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale at December 31 are as follows:

                                                       2000
                             -----------------------------------------------------------
                                               GROSS           GROSS          ESTIMATED
                               AMORTIZED     UNREALIZED      UNREALIZED         FAIR
                                 COST          GAINS           LOSSES           VALUE
                             ------------   ------------    ------------    ------------
U.S. Government and
   federal agencies          $ 23,783,367        111,558         (23,030)     23,871,895
Mortgage-backed securities     41,622,251        108,899        (195,457)     41,535,693
Municipal bonds                 2,742,322             --         (24,634)      2,717,688
Corporate bonds and equity
   securities                   2,041,723             --        (103,086)      1,938,637
                             ------------   ------------    ------------    ------------
                             $ 70,189,663        220,457        (346,207)     70,063,913
                             ============   ============    ============    ============

                                                       1999
                             -----------------------------------------------------------
                                               GROSS           GROSS          ESTIMATED
                               AMORTIZED     UNREALIZED      UNREALIZED         FAIR
                                 COST          GAINS           LOSSES           VALUE
                             ------------   ------------    ------------    ------------
U.S. Government and
   federal agencies          $ 10,210,411             --        (416,193)      9,794,218
Mortgage-backed securities     40,260,666         89,533        (895,451)     39,454,748
Municipal bonds                 2,094,961          2,414        (162,041)      1,935,334
Corporate bonds and equity
   securities                   2,041,273             --        (181,101)      1,860,172
                             ------------   ------------    ------------    ------------
                             $ 54,607,311         91,947      (1,654,786)     53,044,472
                             ============   ============    ============    ============


                                      F-11                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

       Maturities of securities available-for-sale by contractual maturity at December 31, 2000 are shown below. Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities. At December 31, 2000 and 1999, $16,093,390 and $19,170,844,
       respectively, of variable rate securities are included in securities available-for-sale.

                                                          ESTIMATED
                                           AMORTIZED        FAIR
                                              COST          VALUE
                                         ------------   ------------

Due within one year                      $  1,000,000        997,540
Due after one year through five years      17,866,178     17,854,503
Due after five years through ten years      7,843,374      7,872,781
Due after ten years                         1,857,860      1,803,396
                                         ------------   ------------
                                           28,567,412     28,528,220
Mortgage-backed securities                 41,622,251     41,535,693
                                         ------------   ------------
                                         $ 70,189,663     70,063,913
                                         ============   ============

        The Company has not entered into any swaps, options, or futures contracts. Included in the municipal bonds and U.S. Government and federal agencies security amounts are investments which have call features. At December 31, 2000, the Company had securities callable within one year with amortized cost and estimated fair value of $16,947,465 and $16,916,919, respectively. The securities are primarily included in the due after one year through five years category in the table above.

        There were no sales of securities available-for-sale during the year ended December 31, 2000. Gross proceeds from sales of securities were $10,123,123 and $7,594,567 for the years ended December 31, 1999 and 1998 respectively, resulting in gross gains of $30,357 and gross losses of $0 in 1999, and gross gains of $63,880 and gross losses of $20,718 in 1998.

        There are no significant concentrations of investments at December 31, 2000 (greater than 10% of stockholders' equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

        Investment securities with amortized cost of $19,594,810 and $19,466,986 at December 31, 2000 and 1999, respectively, were pledged to secure public and non-public deposits, federal funds borrowings and for other purposes required or permitted by law. The fair value of securities pledged at December 31, 2000 and 1999 was $19,584,013 and $18,218,551,
        respectively.


                                      F-12                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(4)     LOANS RECEIVABLE, NET

        Loans receivable, net, at December 31 are summarized as follows:

                                                                  2000                1999
                                                              -------------      -------------
First mortgage loans and contracts secured by real estate     $  74,951,805         66,107,637
Commercial real estate loans                                     65,268,215         30,594,201
Commercial loans                                                 59,575,759         60,060,456
Auto and other consumer loans                                    22,245,120         11,275,882
Second mortgage consumer loans                                   17,217,411          7,702,056
Agricultural loans                                               12,232,631          9,804,791
Tax exempt municipal loans                                        1,489,128          1,427,646
Savings account and other loans                                   1,191,734            960,944
                                                              -------------      -------------
                                                                254,171,803        187,933,613
    Less:  Allowance for loan losses                              2,525,545          1,585,819
                                                              -------------      -------------
                                                              $ 251,646,258        186,347,794
                                                              =============      =============

        A summary of activity in the allowance for loan losses for the years ended December 31 follows:

                                               2000                1999               1998
                                           -------------      -------------      -------------
Balance, beginning of year                 $   1,585,819          1,484,680            845,905
Balance acquired                                 392,857                 --            347,900
Provision for loan losses                      1,628,569            203,500            335,000
Losses charged off, net of recoveries         (1,081,700)          (102,361)           (44,125)
                                           -------------      -------------      -------------
Balance, end of year                       $   2,525,545          1,585,819          1,484,680
                                           =============      =============      =============

        At December 31, 2000, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.

        Loans receivable include approximately $88,882,000 and $44,984,000 in adjustable rate loans at December 31, 2000 and 1999, respectively.

        Nonaccrual loans amounted to approximately $903,000 and $230,000 at December 31, 2000 and 1999, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $264,000 and $14,000, respectively. Loans contractually past due ninety days or more aggregating approximately $258,000 on December 31, 2000 and approximately $117,000 on December 31, 1999 were on accrual status. Such loans are deemed adequately secured and in the process of collection.

        Impaired loans at December 31, 2000 and 1999 are approximately $1,200,000 and $500,000, respectively. The related reserves for impairment included in the allowance for loan losses at December 31, 2000 and 1999 are approximately $324,000 and $79,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2000, 1999 and 1998 was approximately $850,000, $70,000 and
        $50,000, respectively. Interest income recognized on impaired loans during 2000, 1999 and 1998 was approximately $128,000, $41,000 and
        $38,000, respectively.


                                      F-13                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        At December 31, 2000 and 1999 approximately $52,852,000 and $55,691,000, respectively, of the Company's loans receivable are obligations of customers located outside of the Company's trade area.

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

        Financial instruments outstanding at December 31 whose contract amounts represent credit risk include:

                                                                2000             1999
                                                            ------------     ------------
Unused lines of credit                                      $ 33,328,000       12,910,000
Commitments outstanding - fixed rate                           3,392,000        3,609,000
Letters of credit                                                176,000           77,219
                                                            ============     ============

(5)     ACCRUED INTEREST RECEIVABLE

        Accrued interest receivable at December 31 is summarized as follows:

                                                                2000             1999
                                                            ------------     ------------
Loans receivable                                            $  2,592,371        1,752,476
Mortgage-backed securities                                       298,325          229,682
Investment securities                                            434,038          265,404
Time deposits in banks and other interest-earning assets          26,128           11,100
                                                            ------------     ------------
                                                            $  3,350,862        2,258,662
                                                            ============     ============

(6)     PREMISES AND EQUIPMENT

        Premises and equipment at December 31 are summarized as follows:

                                                                2000             1999
                                                            ------------     ------------
Land                                                        $  1,180,331          714,913
Building and improvements                                      4,345,386        2,677,611
Furniture, fixtures and equipment                              2,811,132        1,665,768
Construction in progress                                              --          936,812
                                                            ------------     ------------
                                                               8,336,849        5,995,104
Accumulated depreciation                                      (1,950,135)      (1,122,434)
                                                            ------------     ------------
                                                            $  6,386,714        4,872,670
                                                            ============     ============


                                      F-14                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        At December 31, 1999 there is included in building and improvements approximately $530,000 related to a duplicate facility which was held for sale. In 2000, this property was reclassified to real estate owned (see Note 7).

(7)     REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED

        During 2000, the Company was required by its regulators to reclassify to real estate owned an asset held for the production of income which was previously classified in premises and equipment. The asset is being carried at cost, less accumulated depreciation. Depreciation is being computed using the straight-line method over the estimated useful life of the asset. The asset is currently being leased (see Note 14).

        During 2000, the Company sold real estate and other personal property acquired through foreclosure with an aggregate book value of approximately $105,000 and reported no gain or loss. During 1999, the Company sold real estate held for investment with a book value of approximately $325,000 and recorded a gain of approximately $5,000 on the sale. Also during 1999, the Company sold real estate and other personal property acquired through foreclosure with an aggregate book value of $342,000 and reported no gain or loss.

        The Company transferred loans of $330,365 and $0 to real estate and other personal property owned during the years ended December 31, 2000 and 1999, respectively.

(8)     DEPOSITS

        Deposits at December 31 are summarized as follows:

                                                          2000                                     1999
                                   ----------------------------------------------      ----------------------------
                                      Weighted
                                    Average rate         Amount              %            Amount               %
                                   --------------    -------------        -------      ------------         -------
Demand accounts                        0.00%         $  33,348,678           12.7%     $ 18,750,554            10.4%

NOW and money market accounts          3.55%            52,018,226           20.0        23,332,776            13.0
Savings accounts                       4.30%            49,203,249           18.8        48,295,547            26.8

Certificates of deposit:           2.00 to 3.99%             5,820             --             8,657              --
                                   4.00 to 4.99%           409,215             .1        15,772,283             8.8
                                   5.00 to 5.99%        35,991,330           13.8        59,323,533            33.0
                                   6.00 to 6.99%        76,711,121           29.4        14,398,188             8.0
                                   7.00 to 7.99%        13,491,647            5.2                --              --
                                                     -------------        -------      ------------         -------
Total certificates of deposit          6.35%           126,609,133           48.5        89,502,661            49.8
                                                     -------------        -------      ------------         -------
Total interest-bearing deposits        5.27%           227,830,608           87.3       161,130,984            89.6
                                                     -------------        -------      ------------         -------

                                       4.59%         $ 261,179,286          100.0%     $179,881,538           100.0%
                                                     =============        =======      ============         =======


                                      F-15                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        Scheduled maturities of certificates of deposit at December 31, 2000 are as follows:

Due within one year                                                                    $ 98,015,266
Due within two to three years                                                            22,862,191
Due within four to five years                                                             5,731,676
                                                                                       ------------
                                                                                       $126,609,133
                                                                                       ============

        Certificates of deposit of $100,000 or more are approximately $30,752,000 and $15,894,000 at December 31, 2000 and 1999, respectively.
        Amounts in excess of $100,000 are not insured by a federal agency.

        Interest expense on deposits for the years ended December 31 is summarized as follows:

                                                                    2000            1999            1998
                                                                ------------    ------------    ------------
NOW and money market accounts                                   $  1,461,675         479,045         267,275
Savings accounts                                                   2,099,262       1,837,886       1,610,134
Certificates of deposit                                            7,164,972       4,562,657       4,213,514
                                                                ------------    ------------    ------------
                                                                $ 10,725,909       6,879,588       6,090,923
                                                                ============    ============    ============

(9)     FEDERAL HOME LOAN BANK ADVANCES

        Federal Home Loan Bank advances at December 31 are summarized as follows:

                                                                                    2000            1999
                                                                                ------------    ------------
5.55% to 7.48% fixed rate advances, interest payable monthly                    $ 46,175,000      40,425,000
5.52% to 6.12% putable advances, put options exercisable quarterly, interest
   payable monthly                                                                 4,000,000       6,000,000
6.81% guaranteed spread advance, interest payable monthly                          2,000,000              --
                                                                                ------------    ------------
                                                                                $ 52,175,000      46,425,000
                                                                                ============    ============

        The weighted average interest rate on these advances was 6.57% and 5.77% at December 31, 2000 and 1999, respectively.

        Contractual principal repayments on advances from the Federal Home Loan Bank subsequent to December 31, 2000 are as follows:

           YEARS ENDING DECEMBER 31,
           -------------------------
                     2001                                                               $ 24,675,000
                     2002                                                                 14,500,000
                     2003                                                                  9,000,000
                     2004                                                                         --
                     2005                                                                  2,000,000
                     Thereafter                                                            2,000,000
                                                                                        ------------
                                                                                        $ 52,175,000
                                                                                        ============

                                      F-16                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        Advances from the FHLB are secured by pledges of FHLB stock and a blanket assignment of Heritage's and Heritage State's unpledged, qualifying mortgage loans, mortgage-backed securities and U.S. Government and federal agency securities.

        At December 31, 2000, the Company had a Cash Management Advance (CMA) note with a maximum allowable advance of $81,550,200, subject to available collateral limits. The CMA note expires September 14, 2001. There were no outstanding advances on the CMA note as of December 31, 2000.

        At December 31, 2000, Heritage and Heritage State's current established available FHLB advance credit lines are 30% and 10% of assets, respectively. Valley's FHLB borrowing capacity was approximately $3.0 million at December 31, 2000.

(10)    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        Securities sold under agreements to repurchase at December 31 consist of the following:

                                                        2000
                           ---------------------------------------------------------------
                                                                            ESTIMATED FAIR
                                              WEIGHTED         BOOK VALUE       VALUE
                            REPURCHASE         AVERAGE       OF UNDERLYING   OF UNDERLYING
                              AMOUNT            RATE          SECURITIES      SECURITIES
                           ------------     ------------     ------------    ------------
To repurchase within:
   1 - 30 days             $  4,823,617             5.98%    $  6,899,271       6,895,091
   31 - 90 days               3,836,589             6.42        4,460,346       4,466,950
   Greater than 90 days       2,705,493             6.13        4,618,208       4,575,429
                           ------------                      ------------    ------------
                           $ 11,365,699             6.16%    $ 15,977,825      15,937,470
                           ============                      ============    ============

                                                        1999
                           ---------------------------------------------------------------
                                                                            ESTIMATED FAIR
                                              WEIGHTED         BOOK VALUE       VALUE
                            REPURCHASE         AVERAGE       OF UNDERLYING   OF UNDERLYING
                              AMOUNT            RATE          SECURITIES      SECURITIES
                           ------------     ------------     ------------    ------------
To repurchase within:
   1 - 30 days             $  1,646,328             5.38%    $  2,368,390       2,313,161
   31 - 90 days                 854,827             5.18        2,268,389       2,191,401
   Greater than 90 days       9,044,804             5.66       11,022,544      11,688,380
                           ------------                      ------------    ------------
                           $ 11,545,959             5.58%    $ 15,659,323      16,192,942
                           ============                      ============    ============

        The securities underlying agreements to repurchase are for the same securities originally sold and are held in a custody account by a third party. For the year ended December 31, 2000 and 1999, securities sold under agreements to repurchase averaged approximately $11,485,000 and $10,299,000, respectively, and the maximum outstanding at any month end during the year was approximately $13,863,000 and $11,546,000, respectively.


                                      F-17                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(11)    LINES OF CREDIT

        Heritage established a Federal Funds line with Wells Fargo. The total line is $10,000,000 with a daily interest rate equal to the Wells Fargo federal funds rate, which was 6.50% at December 31, 2000. Advances up to $5,000,000 are unsecured, and advances over $5,000,000 are secured by investment securities. There were no amounts outstanding at December 31, 2000; however, borrowings were advanced during 2000.

        UFC also has a line of credit of $3,000,000 with Wells Fargo with an interest rate of 1.75% over the Wells Fargo federal funds rate, which was 8.25% at December 31, 2000. This line is secured by UFC's Heritage stock and expires October 30, 2001. Interest is payable quarterly. Principal is payable at maturity. The principal balance outstanding at December 31, 2000 was $1,250,000.

        Valley has a line of credit of $3,000,000 at Wells Fargo at December 31, 2000, with a daily interest rate equal to the Wells Fargo federal funds rate, which was 6.50% at December 31, 2000. There were no amounts outstanding at December 31, 2000; however, borrowings were advanced during 2000. All outstanding principal and unpaid accrued interest is due and payable the next business day. Borrowings are secured by securities available-for-sale.

        In addition, Valley has a line of credit of $3,000,000 at M & I Thunderbird Bank (M&I) at December 31, 2000, with an interest rate equal to the M & I federal funds rate, which was 6.31% at December 31, 2000. There were no amounts outstanding at December 31, 2000; however, borrowings were advanced during 2000. All outstanding principal and unpaid accrued interest is due and payable two business days from date of advance. Borrowings are secured by securities available-for-sale.

(12)    INCOME TAXES

        Income tax expense for the years ended December 31 is summarized as follows:

                                             FEDERAL          STATE             TOTAL
                                          ------------     ------------     ------------
2000:
    Current                               $  1,128,159          193,132        1,321,291
    Deferred                                   (71,352)          37,538          (33,814)
                                          ------------     ------------     ------------
                                          $  1,056,807          230,670        1,287,477
                                          ============     ============     ============
1999:
    Current                               $  1,301,647          279,196        1,580,843
    Deferred                                   (40,571)          (1,033)         (41,604)
                                          ------------     ------------     ------------
                                          $  1,261,076          278,163        1,539,239
                                          ============     ============     ============
1998:
    Current                               $  1,057,210          223,945        1,281,155
    Deferred                                    92,662           24,778          117,440
                                          ------------     ------------     ------------
                                          $  1,149,872          248,723        1,398,595
                                          ============     ============     ============


                                      F-18                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


        Income tax expense for the years ended December 31 differs from "expected" income tax expense (computed by applying the Federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                          2000             1999             1998
                                                      ------------     ------------     ------------
Computed "expected" tax expense                       $  1,170,485        1,362,894        1,246,445
Increase (decrease) resulting from:
    State taxes, net of Federal income
       tax effects                                         152,242          183,588          164,157
    Goodwill amortization                                   64,548           40,164           25,544
    Tax-exempt interest                                    (55,867)         (45,085)         (18,307)
    Equity in undistributed earnings of
       Valley Bancorp, Inc.                                     --          (42,965)            (527)
    Other, net                                             (43,931)          40,643          (18,717)
                                                      ------------     ------------     ------------
                                                      $  1,287,477        1,539,239        1,398,595
                                                      ============     ============     ============

        Differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                            2000            1999
                                                                        ------------    ------------
Deferred tax assets:
   Loans, principally due to allowance for loan losses                  $    914,244         629,487
   Investments, due to difference in basis                                   118,975         107,594
   Premises and equipment and real estate owned, due to
       difference in basis                                                    59,152          59,159
   Basis differences, due to purchase accounting                              23,726           7,568
   Unrealized losses on securities available-for-sale                         48,501         600,989
   Other                                                                      36,632          81,226
                                                                        ------------    ------------
       Total gross deferred tax assets                                     1,201,230       1,486,023
                                                                        ------------    ------------
   Deferred tax liabilities:
   Loans, due to difference in basis                                         195,091         221,633
   Stock in FHLB, principally due to stock dividends not
       recognized for tax purposes                                           347,772         267,782
   Premises and equipment, principally due to differences in
       depreciation                                                          207,760         249,968
   Prepaid SAIF assessment                                                     6,749           6,533
                                                                        ------------    ------------
       Total gross deferred tax liabilities                                  757,372         745,916
                                                                        ------------    ------------
       Net deferred tax asset                                           $    443,858         740,107
                                                                        ============    ============


                                      F-19                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, at December 31, 2000 and 1999 management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

        Retained earnings at December 31, 2000 includes approximately $3,477,000 for which no provision for Federal income tax has been made. This amount represents the base year income tax bad debt reserve. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes to its business or operations which would result in a recapture of the base year bad debt reserve into taxable income.

(13)    MORTGAGE SERVICING RIGHTS

        Total servicing rights, net of accumulated amortization, were approximately $9,000 and $102,000 at December 31, 2000 and 1999, respectively. Servicing rights of $169,000 and $105,000 were capitalized in 2000 and 1999, respectively. Amortization expense of $29,141, $2,679 and $0 was recognized in 2000, 1999, and 1998, respectively. There were no impairment losses recognized in 2000, 1999, or 1998. At December 31, 2000, the estimated fair value of the Company's servicing assets approximates their carrying value.

        In November 2000, Heritage entered into an agreement with an unrelated third party to sell all of its servicing rights associated with Montana Board of Housing loans existing at November 30, 2000 which had outstanding principal balances of approximately $49,600,000. The sales price was 1.03% of the outstanding principal balance at close of business November 30, 2000, or approximately $510,000. A gain on the sale of approximately $255,000 is included in other non-interest income for the year ended December 31, 2000. At December 31, 2000, Heritage has a receivable related to the sale of approximately $258,000 due in March 2001. The receivable is included in other assets in the accompanying consolidated statement of financial condition.

        Real estate loans serviced for others, which are not included in the accompanying consolidated financial statements, totaled approximately $53,933,000 and $39,742,000 at December 31, 2000 and 1999, respectively.
        Approximately $49,547,000 of the real estate loans serviced for others at December 31, 2000 were being serviced under a short-term sub-servicing agreement which expires in February 2001.


                                      F-20                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(14)    LEASES

        The Company as Lessor:

        In April 2000, Heritage entered into an operating lease to rent a duplicate facility which had been held for sale in 1999. The lease is for a period of three years, terminating in April 2003, with one three-year option to renew. Monthly rentals are $8,500, with an increase upon renewal not to exceed 6%. The lease includes a purchase option for a price of $650,000, with 25% of all lease payments applied to the purchase price.

        At December 31, 2000, the cost of the asset under lease was approximately $546,500. Accumulated depreciation was $14,550 at December 31, 2000. The net carrying value of approximately $531,950 is included in real estate and other personal property owned on the accompanying December 31, 2000 consolidated statement of financial condition.

        Future minimum rentals under this lease are as follows:

          YEAR ENDING DECEMBER 31,
                   2001                                     $     102,000
                   2002                                           102,000
                   2003                                            34,000
                                                            -------------
                                                            $     238,000
                                                            =============

        For the year ended December 31, 2000, rental income recorded included in the accompanying consolidated statement of income was $76,500.

        The Company as Lessee:

        The Company leases certain land and office space under noncancelable operating leases. Total rental expense for the years ended December 31, 2000, 1999 and 1998 was $194,120, $31,440 and $19,799, respectively.

        The total future minimum lease payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000 are as follows:

          YEAR ENDING DECEMBER 31,
                    2001                                    $     222,733
                    2002                                          204,427
                    2003                                          201,773
                    2004                                          201,773
                    2005                                          199,500
                 Thereafter                                     1,055,881
                                                            -------------
                                                            $   2,086,088
                                                            =============


                                      F-21                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(15)    RELATED PARTIES

        Central Financial Services (CFS) provides various management services to the Company, including accounting, tax and insurance advisory services, and investment, personnel and regulatory consulting. CFS is owned by UFC's Chairman of the Board of Directors and largest shareholder. The charges were $348,053, $308,691 and $209,335 for the years ended December 31, 2000, 1999, and 1998, respectively.

        The Company participates in loans with a bank controlled by UFC's Chairman of the Board of Directors. At December 31, 2000 and 1999, the outstanding balances of loans purchased from this bank were $5,794,343 and $6,231,237, respectively.

        At December 31, 2000, the Board of Directors and officers of the Company had approximately $2,614,000 on deposit with subsidiary banks.

        At December 31, 2000 and 1999, the Board of Directors and executive officers of the Company had $1,762,469 and $1,372,227, respectively, in outstanding loans with Heritage. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable risk of collectibility.

A summary of activity with respect to aggregate loans to related parties for the year ended December 31, 2000 follows:

                  Balance, beginning of year               $   1,372,227
                  New loans                                      667,201
                  Repayments                                    (276,959)
                                                           -------------
                  Balance, end of year                     $   1,762,469
                                                           =============

(16)    EMPLOYEE BENEFIT PLANS

        Heritage and Heritage State have a savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 15% of their monthly wages. Heritage and Heritage State matched an amount equal to 75% of the employee's contribution, up to 6% of total wages. Participants are at all times fully vested in their contributions and are immediately vested in the employer's contributions. Heritage and Heritage State 401(k) contributions and administrative costs were approximately $115,000, $107,000 and $104,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

        Valley has a savings and profit sharing plan for employees meeting certain service requirements. This plan qualifies under Section 401(k) of the Internal Revenue Code. The plan allows each employee to contribute up to 20% of his or her annual compensation. At the discretion of the Board of Directors, Valley may also make additional contributions, dependent on profits, but not to exceed 25% of the employee's annual compensation after taking into consideration Valley's previous matching contributions. During the year ended December 31, 2000, Valley contributed approximately $20,000 to the plan.


                                      F-22                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        Heritage has a deferred compensation agreement with an employee that provides for predetermined periodic payments over 15 years upon retirement or death. In the event of acquisition of the Company by a third party, disability or early retirement, the predetermined payments are based on years of service. Amounts expensed under this agreement were approximately $8,500 for the year ended December 31, 2000 and $3,300 for each of the years ended December 31, 1999 and 1998. Heritage owns two single premium insurance policies in connection with this agreement. The policies have a cash value, which is included in other assets on the accompanying consolidated statements of financial condition, of approximately $297,000 and $282,000 at December 31, 2000 and 1999, respectively.

        In October 1999, Heritage adopted a supplemental retirement agreement with an employee that provides for salary continuation benefits upon retirement, disability, or death. The employee is vested in the plan 10% for every plan year of employment and 100% vested after 10 plan years. The effective date for vesting is January 1, 1997. The employee is considered 100% vested upon determination of full or partial disability, death, or change of control, with payment made in a lump sum within 60 days. The normal retirement benefit will be paid in either a lump sum or at the election of the employee an annuity shall be purchased using all available accrued amounts. The amount expensed under this agreement was approximately $4,900 and $970, respectively, for the years ended December 31, 2000 and 1999.

(17)    STOCK OPTION PLANS

        In January 2000, the United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (the Plan) was approved by the Company's Board of Directors. The Plan provides for the grant of incentive stock options
        (ISOs) and non-qualified stock options to certain full and part-time employees and directors of the Company. The plan provides for award of options for a maximum of 120,000 shares of Company common stock. Vesting for each award is at the discretion of the compensation committee of the Board of Directors. The term of the options is 10 years for ISOs and for non-qualified stock options. The option price for all ISOs granted under the Plan shall be determined by the compensation committee, but shall not be less than 100% of the fair market value of the common stock at the date of grant of such option. The option price for all non-qualified options shall also be determined by the compensation committee. Options granted to 10% or greater shareholders will be based upon 110% of market value and can not be exercised before five years. A change in control, as defined in the Plan, will immediately vest all options upon completion of such a change in control.

        In May 2000, the Board of Directors granted options to acquire 31,800 shares of common stock. The grant of these options and adoption of the Plan was ratified by a vote of the Company's shareholders at the annual meeting in May 2000. The Company's existing stock appreciation rights plan, pursuant to which no stock appreciation rights were granted, was rescinded by the Board of Directors upon its approval of the Plan.


                                      F-23                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        At December 31, 2000, total shares available for option grants under the Plan were 88,200. Changes in shares issuable under options granted by the Company for the year ended December 31, 2000 are summarized as follows:

                                                             OPTIONS OUTSTANDING
                                                     -----------------------------------
                                                                           WEIGHTED
                                                                       AVERAGE EXERCISE
                                                         SHARES              PRICE
                                                     --------------   ------------------
Balance at January 1, 2000                                   --                  --
Granted                                                  31,800           $  14.875
Canceled                                                     --                  --
Became exercisable                                           --                  --
                                                     --------------
                                                         31,800           $  14.875
Balance at December 31, 2000                         ==============

        The stock options outstanding at December 31, 2000 consist of the following:

     NUMBER OF          WEIGHTED AVERAGE       WEIGHTED AVERAGE            OPTIONS
      SHARES             EXERCISE PRICE         REMAINING LIFE           EXERCISABLE
------------------     ------------------     ------------------      ------------------
      31,800                $ 14.875               9.5 years                   --
==================     ==================     ==================      ==================

        Valley has a stock option plan for officers and directors (the 1995
        Plan). Options are granted at the discretion of Valley's Board of Directors. The option price for all options granted under the 1995 Plan shall not be less than 100% of the fair market value of the common stock on the date of grant of such option. The options granted are available to be exercised at the rate of 20% per year from the date of grant and expire ten years from date of grant. Valley has reserved 200,000 shares of common stock for exercise of options under the 1995 Plan. At December 31, 2000, total shares available for option grants under the 1995 Plan were 103,750. The following table is presented to summarize stock option activity:

                                        OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                -----------------------------------    -----------------------------------
                                                      WEIGHTED                              WEIGHTED
                                                  AVERAGE EXERCISE                       AVERAGE EXERCISE
                                    SHARES              PRICE              SHARES             PRICE
                                --------------   ------------------    --------------   ------------------
Balance at January 1, 2000          94,250          $   5.00               47,650          $   5.00
Granted                                 --                --                   --                --
Canceled                                --                --                   --                --
Became exercisable                      --                --               17,650              5.00
                                --------------                         --------------
Balance at December 31, 2000        94,250              5.00               65,300              5.00
                                ==============                         ==============

        The stock options outstanding at December 31, 2000 consist of the following:

     NUMBER OF          WEIGHTED AVERAGE       WEIGHTED AVERAGE            OPTIONS
      SHARES             EXERCISE PRICE         REMAINING LIFE           EXERCISABLE
------------------     ------------------     ------------------      ------------------
      94,250                 5.00                  6.3 years                62,900
==================     ==================     ==================      ==================


                                      F-24                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        The pro forma per share weighted-average fair value of stock options granted during 2000 was $2.30 using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield 6.40%, risk-free interest rate of 6.74%; volatility of 23.35% and expected life of 5 years.

        Based on the intrinsic value method, no compensation cost has been recognized for any stock option grants in the accompanying financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options, the Company's net income and net income per share for the year ended December 31, 2000 would have been as follows:

                                                                                2000
                                                                           --------------
                           Net income: As reported                         $    2,003,954
                                       Pro forma                                1,978,199
                           Basic earnings per share: As reported           $         1.22
                                                     Pro forma                       1.20
                           Diluted earnings per share: As reported         $         1.22
                                                       Pro forma                     1.20

        On February 26, 1996, Valley issued 25,000 common stock warrants to an unrelated third party in exchange for services. The warrants are exercisable at $5.00 per warrant for a period of four years beginning February 26, 1997.

(18)    EARNINGS PER SHARE

        The following table sets forth the compilation of basic and diluted earnings per share for the years ended December 31:

                                                             2000             1999            1998
                                                         ------------     ------------    ------------
Weighted average shares outstanding during the year
    on which basic earnings per share is calculated         1,646,545        1,684,246       1,587,711
Add: incremental shares under stock option plans                  154               --              --
                                                         ------------     ------------    ------------

Average outstanding shares on which diluted earnings
    per share is calculated                                 1,646,699        1,684,246       1,587,711
                                                         ============     ============    ============

Net income applicable to common stockholders, basic      $  2,003,954        2,469,272       2,267,420
Less: reduction of proportionate share of Valley net
    income assuming option and warrant exercises               (3,126)              --              --
                                                         ------------     ------------    ------------

Net income applicable to common stockholders, diluted    $  2,000,828        2,469,272       2,267,420
                                                         ============     ============    ============

Basic earnings per share                                 $       1.22             1.47            1.43
                                                         ============     ============    ============

Diluted earnings per share                               $       1.22             1.47            1.43
                                                         ============     ============    ============


                                      F-25                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        The Company had no antidilutive potential common stock for the year ended December 31, 2000. The Company had no potential common stock during the years ended December 31, 1999 or 1998.

(19)    CONDENSED QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                         YEAR ENDED DECEMBER 31, 2000
                                                         ----------------------------

                                            Fourth            Third          Second            First
                                            Quarter          Quarter         Quarter          Quarter
                                         ------------     ------------     ------------     ------------
Interest income                          $  6,801,018        6,637,034        6,202,810        5,868,022
Interest expense                            4,060,835        4,018,610        3,608,983        3,289,593
                                         ------------     ------------     ------------     ------------
  Net interest income                       2,740,183        2,618,424        2,593,827        2,578,429

Provision for loan losses                    (252,819)        (847,125)        (364,250)        (164,375)
Non-interest income                         1,150,784        1,083,584        1,050,483          805,081
Non-interest expense                       (2,499,479)      (2,564,950)      (2,277,828)      (2,207,367)
                                         ------------     ------------     ------------     ------------
  Income before income taxes
    and minority interest                   1,138,669          289,933        1,002,232        1,011,768
Income tax expense                           (434,568)        (107,213)        (347,994)        (397,702)
                                         ------------     ------------     ------------     ------------
  Net income before minority interest         704,101          182,720          654,238          614,066
Minority interest                             (34,078)         (14,907)         (46,976)         (55,210)
                                         ------------     ------------     ------------     ------------
  Net income                             $    670,023          167,813          607,262          558,856
                                         ============     ============     ============     ============

Net income per share:
  Basic                                  $       0.41             0.10             0.37             0.34
                                         ============     ============     ============     ============
  Diluted                                $       0.41             0.10             0.37             0.34
                                         ============     ============     ============     ============

                                                          YEAR ENDED DECEMBER 31, 1999
                                                          ----------------------------

                                            Fourth            Third          Second            First
                                            Quarter          Quarter         Quarter          Quarter
                                         ------------     ------------     ------------     ------------
Interest income                          $  4,631,360        4,554,257        4,211,608        3,943,410
Interest expense                            2,614,442        2,547,594        2,292,998        2,101,434
                                         ------------     ------------     ------------     ------------
  Net interest income                       2,016,918        2,006,663        1,918,610        1,841,976

Provision for loan losses                     (35,000)         (53,500)         (75,000)         (40,000)
Non-interest income                           925,102          868,953          919,135          817,021
Non-interest expense                       (1,893,963)      (1,761,713)      (1,765,524)      (1,681,167)
                                         ------------     ------------     ------------     ------------

  Income before income taxes                1,013,057        1,060,403          997,221          937,830
Income tax expense                           (385,135)        (416,415)        (373,305)        (364,384)
                                         ------------     ------------     ------------     ------------
  Net income                             $    627,922          643,988          623,916          573,446
                                         ============     ============     ============     ============

Net income per share:
  Basic                                  $       0.38             0.38             0.37             0.34
                                         ============     ============     ============     ============
  Diluted                                $       0.38             0.38             0.37             0.34
                                         ============     ============     ============     ============


                                      F-26                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(20)    REGULATORY MATTERS

        The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the tables below). As of December 31, 2000, the Company met all capital adequacy requirements to which it is subject.

        As of December 31, 2000, the most recent notifications from the federal banking agencies categorized Heritage, Heritage State, and Valley as "well capitalized" under the regulatory framework for prompt corrective action (PCA). To be categorized as "well capitalized" the banks must maintain minimum ratios as set forth in the following tables. There are no conditions or events that management believes have changed the institutions' PCA category.

                                                                                      Minimum to be "well
                                                             Minimum for capital    capitalized" under PCA
                                           Actual             adequacy purposes           provisions
                                  ----------------------   ----------------------   -----------------------
Consolidated: (in thousands)        Amount       Ratio       Amount       Ratio       Amount        Ratio
----------------------------      ----------   ---------   ----------   ---------   ----------   ----------
December 31, 2000:
    Total capital                  $ 32,437       12.15%    $ 21,345         8.0%    $    N/A          --
    Tier I capital                   29,912       11.21           --          --          N/A          --
    Tier I leverage                  29,912        8.47       14,119         4.0          N/A          --
    Tangible capital                 29,912        8.30       14,412         4.0          N/A          --

December 31, 1999:
    Total capital                    25,429       14.10       14,477         8.0          N/A          --
    Tier I capital                   28,392       15.75           --          --          N/A          --
    Tier I leverage                  28,392       10.54       10,776         4.0          N/A          --
    Tangible capital                 28,392       10.52       10,799         4.0          N/A          --

Heritage:
---------
December 31, 2000:
    Total capital                    21,373       11.39       15,014         8.0       18,768        10.0
    Tier I capital                   19,496       10.39           --          --       11,261         6.0
    Tier I leverage                  19,496        7.09        8,246         3.0       13,744         5.0
    Tangible capital                 19,496        7.09        4,123         1.5           --          --

December 31, 1999:
    Total capital                    21,087       13.17       12,813         8.0       16,016        10.0
    Tier I capital                   19,634       12.26           --          --        9,610         6.0
    Tier I leverage                  19,634        7.86        7,492         3.0       12,486         5.0
    Tangible capital                 19,634        7.86        3,746         1.5           --          --


                                      F-27                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                                                                                      Minimum to be "well
                                                             Minimum for capital    capitalized" under PCA
                                           Actual             adequacy purposes           provisions
                                  ----------------------   ----------------------   -----------------------
Heritage State:                     Amount       Ratio       Amount       Ratio       Amount        Ratio
--------------                    ----------   ---------   ----------   ---------   ----------   ----------
December 31, 2000:
    Total capital                  $  1,859       12.60%    $  1,181         8.0%    $  1,476        10.0%
    Tier I capital                    1,725       11.69          590         4.0          885         6.0
    Tier I leverage                   1,725        9.76          707         4.0          883         5.0

December 31, 1999:
    Total capital                     1,706       12.77        1,069         8.0        1,336        10.0
    Tier I capital                    1,573       11.78          534         4.0          801         6.0
    Tier I leverage                   1,573        8.60          731         4.0          914         5.0

Valley:
-------
December 31, 2000:
    Total capital                     8,220       12.31        5,341         8.0        6,676        10.0
    Tier I capital                    7,705       11.54        2,671         4.0        4,006         6.0
    Tier I leverage                   7,705       11.38        2,707         4.0        3,384         5.0

        The total capital and Tier I capital ratios are determined based on risk-weighted assets. The Tier I leverage and tangible capital ratios are determined based on tangible assets.

        Savings banks, such as Heritage, that meet or exceed their capital requirements may make capital distributions during any one year up to an amount that would reduce its surplus capital ratio to no less than one-half of its surplus capital ratio at the beginning of the calendar year. State banks, such as Heritage State and Valley, may pay dividends up to the total of the prior two years earnings without permission of the State regulator.

(21)    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The following assumptions and methods were used by the Company in estimating the fair value of its financial instruments:

                FINANCIAL ASSETS. Due to the liquid nature of the instruments, the carrying value of cash and cash equivalents and time deposits in banks approximates fair value. For all securities available-for-sale, the fair value is based upon quoted market prices. The fair value of loans receivable held by Heritage was obtained from the Office of Thrift Supervision Risk Management Division Analysis (OTS Analysis). The OTS Analysis primarily employs the discounted cash flow method which estimates fair value by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the OTS model has assumptions about the size and timing of expected cash flows and appropriate discount rates. The fair value of loans receivable was estimated by discounting future cash


                                      F-28                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                flow using current rates at which similar loans would be made. The fair value of loans receivable for Valley and Heritage State was obtained from an internally generated fair value model which primarily employs the discounted cash flow method which estimates fair value by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the model has assumptions about the size and timing of expected cash flows and appropriate discount rates. The fair value of loans receivable was estimated by discounting future cash flow using current rates at which similar loans would be made. The fair value of loans held for sale approximates carrying fair, as the carrying value is the lower of cost or fair value, and the Company expects the loans to be sold, with no gain or loss, in the short-term. The fair value of restricted stock approximates redemption value. The fair value of accrued interest receivable approximates book value as the Company expects contractual receipt in the near-term. The fair value of the investment in Valley Bancorp, Inc. was based on the current market value of Valley stock at December 31, 1999.

                FINANCIAL LIABILITIES. The fair value of NOW, money market accounts, demand accounts and non-term savings deposits approximates book values as rates are periodically adjusted to market rates. The fair value of time deposits held by Heritage was obtained from the OTS Analysis. The fair value of time deposits was estimated by discounting the future cash flows using current rates for similar deposits. The fair value of time deposits held by Valley and Heritage State was obtained from an internally generated fair value model. The fair value of time deposits was estimated by discounting future cash flow using current rates at which deposits would be acquired. Because the interest rate on the line of credit approximates the Company's current long-term borrowing rate, the fair value of the line of credit approximates the carrying value. The fair value of FHLB advances and securities sold under agreements to repurchase was obtained from the OTS Analysis. The fair value of accrued interest payable approximates book value due to contractual payment in the near-term.

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


                                      F-29                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        The approximate book value and fair value of the Company's financial instruments as of December 31 are as follows:

                                                           2000                            1999
                                               ----------------------------     ---------------------------
                                                 CARRYING          FAIR          CARRYING         FAIR
                                                  VALUE            VALUE           VALUE          VALUE
                                               ------------    ------------    ------------    ------------
Financial assets:
    Cash and cash equivalents                  $ 19,451,000      19,451,000      11,457,000      11,457,000
    Securities available-for-sale                70,064,000      70,064,000      53,044,000      53,044,000
    Loans receivable, net                       251,646,000     249,495,000     186,348,000     187,500,000
    Loans held for sale                           2,981,000       2,981,000       1,191,000       1,191,000
    Restricted stock                              3,709,000       3,709,000       3,046,000       3,046,000
    Investment in Valley Bancorp, Inc.                   --              --       4,549,000       4,815,000
    Accrued interest receivable                   3,351,000       3,351,000       2,259,000       2,259,000

Financial liabilities:
    Deposits                                    261,179,000     261,878,000     179,882,000     179,384,000
    FHLB advances and securities sold under
        agreements to repurchase                 63,541,000      63,458,000      57,971,000      57,244,000
    Line of credit                                1,250,000       1,250,000              --              --
    Accrued interest payable                      2,475,000       2,475,000       1,528,000       1,528,000

(22)    COMMITMENTS AND CONTINGENCIES

        Heritage has sold loans to various investors in the secondary market under sales agreements which contain repurchase provisions. Under the repurchase provisions, Heritage may be required to repurchase a loan if a borrower fails to make three monthly payments within 120 days after the sale of the loan. The balance of loans sold with repurchase provisions remaining at December 31, 2000 is approximately $13,230,000. There were no loans repurchased during 2000.

        In June 1997, Heritage and Heritage State entered into a five-year service contract for data processing services. In October 1995, Valley entered into a seven-year service contract for data processing services. In the event of early termination of either of these service contracts by the Company, the Company has agreed to pay an amount equal to fifty percent of the average monthly fee paid for services multiplied by the number of months remaining under the term of the contract.

        The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, after consultation with legal counsel, the disposition of pending litigation will not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.


                                      F-30                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(23)    PARENT COMPANY INFORMATION (CONDENSED)

        The summarized financial information for United Financial Corp. is presented below:

CONDENSED STATEMENTS OF FINANCIAL CONDITION                                           DECEMBER 31,
                                                                              -----------------------------
                                     ASSETS                                       2000             1999
                                     ------                                   ------------     ------------
Cash and cash equivalents ($63,458 and $373,232, respectively, deposited
   with Heritage)                                                             $     98,430          556,592
Securities available-for-sale                                                    1,862,040        1,889,957
Investment in subsidiary banks                                                  22,804,688       22,136,685
Investment in Valley Bancorp, Inc.                                               4,581,774        4,548,949
Loans receivable                                                                    31,533          135,884
Accrued interest receivable                                                         22,584           24,414
Goodwill, net                                                                    1,991,558               --
Other assets                                                                        57,161          248,657
                                                                              ------------     ------------
Total assets                                                                  $ 31,449,768       29,541,138
                                                                              ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Line of credit                                                                $  1,250,000               --
Other liabilities                                                                  252,288          182,182
                                                                              ------------     ------------
Total liabilities                                                                1,502,288          182,182
                                                                              ------------     ------------

Common stock                                                                    28,001,579       28,001,579
Retained earnings                                                                3,541,106        3,250,876
Treasury stock                                                                  (1,515,250)        (931,649)
Accumulated other comprehensive loss                                               (79,955)        (961,850)
                                                                              ------------     ------------
Total stockholders' equity                                                      29,947,480       29,358,956
                                                                              ------------     ------------
Total liabilities and stockholders' equity                                    $ 31,449,768       29,541,138
                                                                              ============     ============

CONDENSED STATEMENTS OF INCOME                                           YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                                 2000             1999             1998
                                                             ------------     ------------     ------------
Revenues:
    Cash dividends from bank subsidiaries                    $  2,200,000        2,760,000        1,225,828
    Interest income                                               124,073          270,270          432,153
    Other income                                                    1,263          127,526            1,988
                                                             ------------     ------------     ------------
                                                                2,325,336        3,157,796        1,659,969
                                                             ------------     ------------     ------------
Expenses:
    Interest expense                                               78,461               --           11,917
    Other operating expenses                                      400,320          290,213          407,075
                                                             ------------     ------------     ------------
                                                                  478,781          290,213          418,992
                                                             ------------     ------------     ------------
        Income before equity in undistributed earnings of
            subsidiaries and income taxes                       1,846,555        2,867,583        1,240,977
Dividends in excess of earnings of subsidiaries                        --         (359,635)              --
Equity in undistributed earnings of subsidiaries                   10,084               --        1,028,932
                                                             ------------     ------------     ------------
        Income before income taxes                              1,856,639        2,507,948        2,269,909

 Income tax expense (benefit)                                    (147,315)          38,676            2,489
                                                             ------------     ------------     ------------
        Net income                                           $  2,003,954        2,469,272        2,267,420
                                                             ============     ============     ============


                                      F-31                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

CONDENSED STATEMENTS OF CASH FLOWS                                  YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                            2000             1999             1998
                                                        ------------     ------------     ------------
Cash flows from operating activities:
    Net income                                          $  2,003,954        2,469,272        2,267,420
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Dividends in excess of earnings of
                subsidiaries                                      --          359,635               --
            Equity in undistributed earnings of
                subsidiaries                                 (10,084)              --       (1,028,932)
            Equity in income of Valley                            --         (126,367)          (1,550)
            Amortization of goodwill                          79,517               --               --
            Amortization of securities premiums and
                discounts, net                                    --           28,480            3,649
            Increase (decrease) in other assets and
                liabilities, net                             236,485           51,391          (76,098)
                                                        ------------     ------------     ------------
                    Net cash provided by operating
                        activities                         2,309,872        2,782,411        1,164,489
                                                        ------------     ------------     ------------

Cash flows from investing activities:
    Purchases of securities available-for-sale                    --       (2,004,167)         (45,192)
    Proceeds from sales and maturities of securities
       available-for-sale                                     97,990        2,050,430        3,000,000
    Purchase of Valley stock                                      --       (1,746,591)      (2,682,241)
    Acquisition of minority interest in Valley            (1,923,050)              --               --
    Net decrease in loans receivable                         104,351          562,122           52,006
    Capital contribution to Heritage State                        --         (700,000)      (1,374,000)
    Acquired cash and cash equivalents in
       merger                                                     --               --        3,468,600
                                                        ------------     ------------     ------------
         Net cash provided by (used in) investing
            activities                                    (1,720,709)      (1,838,206)       2,419,173
                                                        ------------     ------------     ------------

Cash flows from financing activities:
    Advances on line of credit                             1,555,000               --               --
    Payments on line of credit                              (305,000)              --       (2,350,000)
    Purchase of treasury stock                              (583,601)        (931,649)              --
    Capital contribution                                          --               --        2,275,000
    Dividends paid to stockholders                        (1,713,724)      (1,751,685)      (1,273,736)
                                                        ------------     ------------     ------------
         Net cash used in financing activities            (1,047,325)      (2,683,334)      (1,348,736)
                                                        ------------     ------------     ------------

Net increase (decrease) in cash and cash
    equivalents                                             (458,162)      (1,739,129)       2,234,926
Cash and cash equivalents at beginning of year
                                                             556,592        2,295,721           60,795
                                                        ------------     ------------     ------------
Cash and cash equivalents at end of year                $     98,430          556,592        2,295,721
                                                        ============     ============     ============


                                      F-32                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(24)    ACQUISITION

        UFC's investment in Valley was accounted for by the equity method in 1999 and 1998. On January 10, 2000, UFC's ownership percentage increased to 50.6%. Therefore, effective January 1, 2000, the Company began to consolidate Valley in its financial statements. The following presents a pro forma condensed statement of financial condition for the Company at January 1, 2000 as if Valley were consolidated as of that date.

        Assets                                                January 1, 2000
        ------                                                ---------------
                                                                (unaudited)

        Cash and cash equivalents                             $   12,662,377
        Securities available-for-sale                             69,963,771
        Loans receivable, net                                    226,211,207
        Loans held for sale                                        1,191,111
        Premises and equipment, net                                5,072,768
        Real estate and other personal property owned                224,484
        Accrued interest receivable                                2,643,560
        Goodwill, net                                              2,866,964
        Other assets                                               5,911,714
                                                              --------------

            Total assets                                      $  326,747,956
                                                              ==============

        Liabilities and Stockholders' Equity
        ------------------------------------

        Deposits                                              $  229,964,160
        Federal Home Loan Bank advances                           46,425,000
        Securities sold under agreements to repurchase            11,545,959
        Federal funds purchased                                    1,750,000
        Accrued interest payable                                   1,586,629
        Other liabilities                                          1,647,068
                                                              --------------

            Total liabilities                                    292,918,816

        Minority interest                                          4,470,184

        Total stockholders' equity                                29,358,956
                                                              --------------

        Total liabilities and stockholders' equity            $  326,747,956
                                                              ==============


                                      F-33                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        The following presents a pro forma condensed statement of income of the Company for the year ended December 31, 1999 as if Valley were consolidated during that period:

                                                                 (Unaudited)

         Interest income                                       $   21,787,994
         Interest expense                                          11,527,296
                                                               --------------
              Net interest income                                  10,260,698

         Provision for loan losses                                    322,000
                                                               --------------
              Net interest income after provision for loan
                  losses                                            9,938,698

         Non-interest income                                        3,769,283
         Non-interest expense                                       8,970,033
                                                               --------------
              Income before income taxes                            4,737,948

         Income taxes                                               1,817,964
                                                               --------------
              Income before minority interest                       2,919,984

         Minority interest                                           (270,743)
                                                               --------------

              Net income                                       $    2,649,241
                                                               ==============

         Basic earnings per share                              $         1.57
                                                               ==============

         Diluted earnings per share                            $         1.57
                                                               ==============

(25)    OPERATING SEGMENT INFORMATION

        The Company evaluates segment performance internally based on individual bank charter, and thus the operating segments are so defined. All segments, except for the segment defined as "other," are based on commercial banking operations. The operating segment defined as "other" includes UFC and elimination of transactions between segments.

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


                                      F-34                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

        The following is a summary of selected operating segment information for the years ended December 31, 2000, 1999 and 1998.

                                            Heritage
                             Heritage         State          Valley          Other         Consolidated
                          ------------    ------------    ------------    ------------     ------------
2000:
Net interest income       $  7,494,623         599,506       2,391,122          45,612       10,530,863
Provision for loan
  losses                     1,330,000              --         298,569              --        1,628,569
                          ------------    ------------    ------------    ------------     ------------
Net interest income
  after provision            6,164,623         599,506       2,092,553          45,612        8,902,294

Non-interest income          3,572,008          67,254         449,407           1,263        4,089,932

Non-interest expense         6,648,634         470,388       2,030,281         400,321        9,549,624
                          ------------    ------------    ------------    ------------     ------------
Income before income
  taxes                      3,087,997         196,372         511,679        (353,446)       3,442,602

Income taxes (benefit)       1,175,882          75,734         183,176        (147,315)       1,287,477
                          ------------    ------------    ------------    ------------     ------------
Income before minority
    interest                 1,912,115         120,638         328,503        (206,131)       2,155,125
Minority interest                   --              --              --        (151,171)        (151,171)
                          ------------    ------------    ------------    ------------     ------------

Net income (loss)         $  1,912,115         120,638         328,503        (357,302)       2,003,954
                          ============    ============    ============    ============     ============

Total assets              $275,800,965      17,586,972      71,024,165        (611,199)     363,800,903

Loans receivable, net      193,079,468      14,059,321      44,475,936          31,533      251,646,258

Total deposits             185,046,156      13,517,695      62,679,085         (63,650)     261,179,286

Total stockholders'
    equity                  20,680,863       2,123,825       8,106,465        (963,673)      29,947,480
                          ============    ============    ============    ============     ============


                                      F-35                           (Continued)

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                                                   Heritage
                                    Heritage         State            Other        Consolidated
                                 ------------    ------------     ------------     ------------
1999:
  Net interest income            $  7,069,704         444,193          270,270        7,784,167
  Provision for loan
    losses                            110,000          93,500               --          203,500
                                 ------------    ------------     ------------     ------------
  Net interest income
    after provision                 6,959,704         350,693          270,270        7,580,667
  Non-interest income               3,359,447          43,238          127,526        3,530,211
  Non-interest expense              6,323,404         488,750          290,213        7,102,367
                                 ------------    ------------     ------------     ------------

  Income (loss) before income
      taxes                         3,995,747         (94,819)         107,583        4,008,511

  Income taxes (benefit)            1,536,735         (36,172)          38,676        1,539,239
                                 ------------    ------------     ------------     ------------
  Net income (loss)              $  2,459,012         (58,647)          68,907        2,469,272
                                 ============    ============     ============     ============

  Total assets                   $249,073,839      19,087,125        2,064,931      270,225,895
  Loans receivable, net           171,204,354      15,007,555          135,884      186,347,794
  Total deposits                  168,224,959      12,044,923         (388,344)     179,881,538
  Total stockholders'
      equity                       20,150,527       1,986,159        7,222,270       29,358,956
                                 ============    ============     ============     ============

1998:
  Net interest income            $  6,349,622          86,615          420,235        6,856,472
  Provision for loan
    losses                            335,000              --               --          335,000
                                 ------------    ------------     ------------     ------------
  Net interest income
    after provision                 6,014,622          86,615          420,235        6,521,472
  Non-interest income               3,275,871          14,176            1,988        3,292,035
  Non-interest expense              5,594,481         145,937          407,074        6,147,492
                                 ------------    ------------     ------------     ------------

  Income (loss) before income
      taxes                         3,696,012         (45,146)          15,149        3,666,015
  Income taxes (benefit)            1,413,391         (17,285)           2,489        1,398,595
                                 ------------    ------------     ------------     ------------
  Net income (loss)              $  2,282,621         (27,861)          12,660        2,267,420
                                 ============    ============     ============     ============

  Total assets                   $214,763,551      11,394,328        6,403,330      232,561,209
  Loans receivable, net           138,992,675       3,668,432          698,006      143,359,113
  Total deposits                  159,287,569       9,629,918       (1,297,403)     167,620,084
  Total stockholders'
      equity                       21,352,771       1,337,523        7,837,673       30,527,967
                                 ============    ============     ============     ============

(26)    SUBSEQUENT EVENT

        In June 2000, Heritage and Heritage State filed applications to merge into Heritage State's state banking charter. At December 31, 2000 the FDIC, the OTS and the State of Montana had all approved the merger applications. Effective January 1, 2001 Heritage State changed its name to Heritage Bank and relocated its main office to Great Falls, Montana. Beginning in 2001, Heritage Bank will be regulated by the FDIC and the State of Montana.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNITED FINANCIAL CORP.

By: /s/John M. Morrison                By: /s/Kurt R. Weise
    -------------------------------        -------------------------------
    John M. Morrison                       Kurt R. Weise
    Chairman of the Board                  President and Chief Executive Officer
    (Duly Authorized Representative)       (Duly Authorized Representative)

Date:   March 30, 2001                 Date:   March 30, 2001
     ------------------------------         ------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/John M. Morrison                By: /s/Kurt R. Weise
    -------------------------------        -------------------------------
    John M. Morrison                       Kurt R. Weise
    Director                               Director

Date:   March 30, 2001                 Date:   March 30, 2001
     ------------------------------         ------------------------------


By: /s/ Larry D. Albert                By: /s/Dr. J. William Bloemendaal
    -------------------------------        -------------------------------
    Larry D. Albert                        Dr. J. William Bloemendaal
    Director                               Director

Date:   March 30, 2001                 Date:   March 30, 2001
     ------------------------------         ------------------------------


By: /s/Elliott L. Dybdal               By: /s/Jerome H. Hentges
    -------------------------------        -------------------------------
    Elliott L. Dybdal                      Jerome H. Hentges
    Director                               Director

Date:   March 30, 2001                 Date:   March 30, 2001
     ------------------------------         ------------------------------

By: /s/William L. Madison              By: /s/ Kevin P. Clark
    -------------------------------        -------------------------------
    William L. Madison                     Kevin P. Clark
    Director                               Director

Date:   March 30, 2001                 Date:   March 30, 2001
     ------------------------------         ------------------------------

By: /s/Steve L. Feurt
    -------------------------------
    Steve L. Feurt
    Director

Date:   March 30, 2001
     ------------------------------

                                 EXHIBITS INDEX.

Exhibit Number             Description
--------------             -----------


     21.1                  Subsidiaries of the Company.

     23.1                  Consent of Experts