Form 10-Q
period 2001-03-31
UNITED FINANCIAL CORP \MN\
filed 2001-05-14
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)
           __X__ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

           _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.


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

          Class: Common Stock, No par value; Outstanding at May 7, 2001
                               -- 1,485,412 shares

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS.................................................1

         Consolidated Condensed Statements of Financial Condition at
           March 31, 2001 and December 31, 2000 (unaudited)....................1

         Consolidated Condensed Statements of Income - Three Months Ended
          March 31, 2001 and March 31, 2000 (unaudited)........................2

         Consolidated Condensed Statements of Cash Flows - Three Months
          Ended March 31, 2001 and March 31, 2000 (unaudited)..................3

         Notes to Consolidated Condensed Financial Statements..................4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..................................7

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........13

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS...................................................14

   ITEM 2 CHANGE IN SECURITIES AND USE OF PROCEEDS............................14

   ITEM 3 DEFAULTS UPON SENIOR SECURITIES.....................................14

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............14

   ITEM 5 OTHER INFORMATION...................................................14

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K....................................14

SIGNATURES....................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)
(Unaudited)

                                                               MARCH 31,       December 31,
                                                             ------------      ------------
                                                                 2001              2000
                                                             ------------      ------------
ASSETS
  Cash and cash equivalents                                  $     24,236      $     19,451
  Securities available-for-sale                                    67,401            70,064
  Loans receivable, net                                           257,036           251,646
  Loans held for sale                                               5,837             2,981
  Premises and equipment, net                                       6,444             6,387
  Real estate and other personal property owned                       997             1,021
  Accrued interest receivable                                       3,227             3,351
  Restricted stock, at cost                                         3,803             3,709
  Goodwill, net of accumulated amortization of $581 and
   $534 at March 31, 2001, and December 31, 2000,
   respectively                                                     3,122             3,171
  Identifiable intangibles, net of accumulated
   amortization of $187 and $169 at March 31, 2001, and
   December 31, 2000, respectively                                    450               468
  Deferred income taxes, net                                          289               444
  Other assets                                                      1,005             1,108
                                                             ------------      ------------
                                                             $    373,847      $    363,801
                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  NOW and money market demand accounts                       $     83,816      $     85,367
  Savings deposits                                                 51,113            49,203
  Time deposits                                                   131,816           126,609
                                                             ------------      ------------
                                                                  266,745           261,179
  Federal Home Loan Bank advances                                  58,250            52,175
  Securities sold under agreements to repurchase                    8,943            11,365
  Line of credit                                                    1,400             1,250
  Accrued interest payable                                          2,862             2,475
  Advances from borrowers for taxes and insurance                     466               462
  Income taxes payable                                                620               309
  Other liabilities                                                   807             1,113
                                                             ------------      ------------
                                                                  340,093           330,328

 Minority interest                                                  3,586             3,525

 Stockholders' equity:
  Preferred stock, no par value; authorized 2,000,000
   shares; no shares issued and outstanding                            --                --
   none outstanding)
  Common stock, no par value; authorized 8,000,000
   shares; 1,698,312 shares issued                                 28,002            28,002
   1,698,312 outstanding)
  Retained earnings, substantially restricted                       3,704             3,541
  Treasury stock, at cost; 93,000 and 83,000 shares
   at March 31, 2001 and December 31, 2000, respectively           (1,685)           (1,515)
  Accumulated other comprehensive income (loss)                       147               (80)
                                                             ------------      ------------
                                                                   30,168            29,948
                                                             ------------      ------------
                                                             $    373,847      $    363,801
                                                             ============      ============

                                            Equity/Assets            8.08%             8.23%
                                         Book Value/Share    $      18.80      $      18.54

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                              2001          2000
                                                           ----------    ----------
INTEREST INCOME:
 Loans receivable                                          $    5,528    $    4,746
 Mortgage-backed securities                                       813           957
 Investment securities                                            272           128
 Other interest earning assets                                    149            86
                                                           ----------    ----------
   Total interest income                                        6,762         5,917
INTEREST EXPENSE:
 Deposits                                                       2,935         2,401
 Other borrowings                                               1,051           889
                                                           ----------    ----------
   Total interest expense                                       3,986         3,290
                                                           ----------    ----------
   NET INTEREST INCOME                                          2,776         2,627
 Provision for loan losses                                        210           164
                                                           ----------    ----------
 Net interest income after provision for
  loan losses                                                   2,566         2,463
NON-INTEREST INCOME:
 Gain on sale of loans                                            556           441
 Service charges and fees                                         216           198
 Gain on sale of securities available-for-sale                    127            --
 Other income                                                     108           117
                                                           ----------    ----------
   Total non-interest income                                    1,007           756
NON-INTEREST EXPENSE:
 Compensation and benefits                                      1,335         1,227
 Occupancy and equipment                                          337           256
 Data processing fees                                             186           165
 Other expenses                                                   690           559
                                                           ----------    ----------
   Total non-interest expense                                   2,548         2,207
                                                           ----------    ----------
   Income before income taxes and minority interest             1,025         1,012
 Provision for income taxes                                       396           398
                                                           ----------    ----------
   Income before minority interest                                629           614
 Minority interest                                                (46)          (55)
                                                           ----------    ----------
   Net income                                              $      583    $      559
                                                           ==========    ==========
Basic earnings per share                                   $      .36    $      .34
                                                           ==========    ==========
Diluted earnings per share                                 $      .36    $      .34
                                                           ==========    ==========
Dividends declared per share                               $      .26    $      .26
                                                           ==========    ==========
Weighted average shares outstanding - basic                     1,614         1,652
                                                           ==========    ==========
Weighted average shares outstanding - diluted                   1,617         1,652
                                                           ==========    ==========


See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                THREE MONTHS ENDED
                                                                          ------------------------------
                                                                          MARCH 31, 2001  March 31, 2000
                                                                          --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash used in operating activities                                   $   (1,355)   $     (187)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans receivable                                                 (5,719)       (3,623)
Purchases of securities available-for-sale                                      (15,243)       (2,000)
Proceeds from maturities, pay downs and sales of securities
  available-for-sale                                                             18,415         2,110
Purchases of restricted stock                                                       (39)           --
Purchase of Valley Bancorp, Inc. stock                                               (8)       (1,673)
Purchases of premises and equipment                                                (200)         (502)
Proceeds from sale of premises and equipment                                         12            --
Proceeds from sale of real estate and other personal property
  owned                                                                             145            --
Acquisition of real estate and other personal property owned                         (5)          (43)
Acquired cash and cash equivalents of Valley                                         --         1,206
                                                                             ----------    ----------

     Net cash used in investing activities                                       (2,642)       (4,525)
                                                                             ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                                          5,565         1,806
Net increase (decrease) in Federal Home Loan Bank advances                        6,075           (50)
Advances on line of credit                                                          150         1,000
Net increase (decrease) in securities sold under agreements to
  repurchase                                                                     (2,422)        2,317
Net decrease in federal funds purchased                                              --        (1,750)
Increase in advances from borrowers for taxes and insurance                           4           443
Purchase of treasury stock                                                         (170)           --
Dividends paid to stockholders                                                     (420)         (430)
                                                                             ----------    ----------

     Net cash provided by financing activities                                    8,782         3,336
                                                                             ----------    ----------

Increase (decrease) in cash and cash equivalents                                  4,785        (1,376)
Cash and cash equivalents at beginning of year                                   19,451        11,457
                                                                             ----------    ----------
     Cash and cash equivalents at end of period                              $   24,236    $   10,081
                                                                             ==========    ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE
---------------------------------------------------------------------------
Cash payments for interest                                                   $    3,598    $    2,788
Cash payments for income taxes                                               $       85    $       55


See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       GENERAL

         United Financial Corp. ("UFC") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 Montana communities and Phoenix and Scottsdale, Arizona. UFC's banking business is conducted through its wholly-owned subsidiary, Heritage Bank, and Valley Bank of Arizona ("Valley Bank"), the wholly-owned subsidiary of Valley Bancorp, Inc. ("Valley"), collectively referred to herein as the "Banks". UFC, Heritage Bank and Valley are collectively referred to herein as ("United"). United had assets of approximately $373.8 million, deposits of approximately $266.7 million and stockholders' equity of approximately $30.2 million at March 31, 2001.

         UFC is the majority shareholder of Valley. In March 2001, UFC acquired an additional 1,400 shares of Valley bringing its ownership to 56.60% at March 31, 2001. As a result of acquiring over 50% of the outstanding shares of Valley in January 2000, UFC began to consolidate Valley in its financial statements effective January 1, 2000. The aggregate purchase price of the shares of Valley purchased to date is $6.3 million, including $8,000 for shares purchased in 2001, $1.9 million for shares acquired in 2000, $1.7 million for shares acquired in 1999, and $2.7 million for shares acquired in 1998. Valley had assets of approximately $70.8 million, deposits of approximately $60.2 million and stockholders' equity of approximately $8.3 million at March 31, 2001.

         Heritage Bank (formerly Heritage Bank F.S.B.) is a state chartered commercial bank with full service banking offices in Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls, Havre, Missoula, and Shelby, Montana, and loan production offices in Hamilton, Kalispell, and Libby, Montana. Valley Bank is a state chartered commercial bank with full service banking operations in Phoenix and Scottsdale, Arizona. The Banks are engaged in the community banking business of attracting deposits from the general public through their offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in their market areas in Montana and Arizona. A majority of the Banks' banking business is conducted in the Great Falls and Phoenix areas. The Banks also invest in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

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

         UFC's principal offices are located at 120 First Avenue North, Great Falls, Montana, and its telephone number is (406) 727-6106. Heritage Bank has a wholly owned subsidiary, Community Service Corporation ("CSC"), which is inactive at March 31, 2001. Heritage Bank holds an 11% ownership interest in Bankers' Resource Center, a computer data center.

2.       HERITAGE BANK AND HERITAGE STATE BANK MERGER

         In 2000, UFC had a wholly-owned subsidiary Heritage State Bank ("State Bank"), a state chartered commercial bank formed in 1998 with full service banking operations in Fort Benton and Geraldine, Montana. Effective January 1, 2001, Heritage Bank F.S.B., a federally chartered stock savings bank, merged into State Bank's state banking charter. State Bank then changed its name to Heritage Bank and relocated its main office to Great Falls, Montana. Beginning in 2001, Heritage Bank is regulated by the FDIC and the State of Montana.

3.       BASIS OF PRESENTATION

         United's consolidated financial statements, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results anticipated for the year ending December 31, 2001. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the March 31, 2000 financial information to conform to the March 31, 2001 presentation.

4.       COMPREHENSIVE INCOME

         United's only significant element of comprehensive income is unrealized gains and losses on securities available-for-sale.

(In thousands)
(Unaudited)

                                                  THREE MONTHS ENDED                  Three Months Ended
                                                    MARCH 31, 2001                       March 31, 2000
                                           --------------------------------    ----------------------------------
                                            BEFORE       TAX        AFTER       Before        Tax         After
                                              TAX      EXPENSE       TAX         Tax        Expense        Tax
                                           --------    --------    --------    --------     --------     --------
Net income                                 $    979    $    396    $    583    $    957     $    398     $    559

Unrealized and realized
 holding gains (losses) arising
 during period                                  534         203         331        (243)         (93)        (150)

Less: reclassification adjustment for
 gains included in net income                   127          48          79          --           --           --
                                           --------    --------    --------    --------     --------     --------

Net unrealized gains (losses) on
 securities available for sale                  407         155         252        (243)         (93)        (150)

Less: Portion of unrealized gain
  (loss) allocated to minority interest          25          --          25          (9)          --           (9)
                                           --------    --------    --------    --------     --------     --------

Total comprehensive income                 $  1,361    $    551    $    810    $    723     $    305     $    418
                                           ========    ========    ========    ========     ========     ========

5.       CASH EQUIVALENTS

         For purposes of the consolidated condensed statements of cash flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

6.       COMPUTATION OF NET INCOME PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Potential common stock includes a warrant to purchase 10,000 shares of common stock exercisable at a price of $26.25 per share through February 3, 2003 and the incremental shares under stock option plans. The warrant was excluded from the calculation of diluted EPS for the three month periods ended March 31, 2001 and 2000 because the effect of inclusion would have been antidilutive using the treasury stock method.

7.       RELATED PARTIES

         Central Financial Services, Inc. ("CFS") provides various management services to UFC and Heritage Bank, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by UFC's Chairman of the Board of Directors and largest shareholder. CFS fees were $85,160, and $89,590 for the three months ended March 31, 2001 and 2000, respectively.

8.       NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2000, UFC adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS Nos. 133 and 138 establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As of March 31, 2001, UFC was not engaged in hedging activities nor did it hold any derivative instruments which required adjustments to carrying values under SFAS Nos. 133 or 138. Therefore, the adoption had no impact on the consolidated financial statements of UFC.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises accounting standards for securitizations and transfers of financial assets and collateral and requires certain disclosures, but carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. Adoption of these provisions did not have a material effect on the consolidated financial statements, results of operations or liquidity of UFC. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management expects that adoption of these provisions will not have a material effect on the consolidated financial statements, results of operations or liquidity of UFC.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1.       FORWARD LOOKING STATEMENTS

         When used in this form 10-Q or future filings made by UFC with the Securities and Exchange Commission, in UFC's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. UFC wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors-including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors-could affect UFC's financial performance and could cause UFC's actual results for future periods to differ materially from those anticipated or projected.

         UFC does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

2. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000.

(In thousands)                                        SELECTED FINANCIAL CONDITION RECAP
(Unaudited)
                                                 MARCH 31,         Dec. 31,
                                                   2001              2000            Change
                                              ------------------------------------------------
Cash and cash equivalents                       $  24,236         $  19,451        $   4,785
Securities available-for-sale                      67,401            70,064           (2,663)
Loans receivable, net                             257,036           251,646            5,390
Loans held for sale                                 5,837             2,981            2,856
Premises and equipment, net                         6,444             6,387               57
Real estate and other
 Personal property owned                              997             1,021              (24)
Restricted stock, at cost                           3,803             3,709               94
Goodwill, net                                       3,122             3,171              (49)
Identifiable intangibles, net                         450               468              (18)
All other assets                                    4,521             4,903             (382)
Total assets                                      373,847           363,801           10,046
Deposits                                          266,745           261,179            5,566
Federal Home Loan Bank advances                    58,250            52,175            6,075
Securities sold under
 Agreements to repurchase                           8,943            11,365           (2,422)
Line of credit                                      1,400             1,250              150
All other liabilities                               4,755             4,359              396
Total liabilities                                 340,093           330,328            9,765

         Total assets increased $10.0 million to $373.8 million at March 31, 2001 from $363.8 million at December 31, 2000. The increase in assets was primarily the result of increase in cash and cash equivalents, loans receivable and loans held for sale.

         SECURITIES AVAILABLE-FOR-SALE- Securities available-for-sale decreased $2.7 million to $67.4 million at March 31, 2001 from $70.1 million at December 31, 2000. The decrease was the result of $15.2 million of purchases, offset by $18.3 million of maturities, sales, and principal repayments and a $.4 million increase in unrealized gains on securities.

         A comparison of the amortized cost and estimated fair value of the consolidated available-for-sale investment portfolio at the dates indicated is as follows:

           (In thousands)
           (Unaudited)
                                                                                 MARCH 31, 2001
                                                      ----------------------------------------------------------------------
                                                                             GROSS             GROSS           ESTIMATED
                                                         AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                           COST              GAINS            LOSSES             VALUE
                                                      ----------------  ----------------  ----------------  ----------------
           U.S. GOVERNMENT AND FEDERAL
            AGENCIES                                       $ 21,984          $    189          $     --          $ 22,173
           MORTGAGE-BACKED SECURITIES                        40,854               190               (54)           40,990
           MUNICIPAL BONDS                                    2,240                28               (20)            2,248
           CORPORATE BONDS AND EQUITY
            SECURITIES                                        2,041                 4               (55)            1,990
                                                      ----------------  ----------------  ----------------  ----------------
                                                           $ 67,119          $    411          $   (129)         $ 67,401
                                                      ================  ================  ================  ================

                                                                                December 31, 2000
                                                      ----------------------------------------------------------------------
                                                                             Gross             Gross           Estimated
                                                         Amortized        Unrealized        Unrealized           Fair
                                                           Cost              Gains            Losses             Value
                                                      ----------------  ----------------  ----------------  ----------------
           U.S. Government and Federal
            Agencies                                       $ 23,783         $     112             $ (23)         $ 23,872
           Mortgage-backed securities                        41,622               109              (195)           41,536
           Municipal bonds                                    2,742                --               (25)            2,717
           Corporate bonds and equity
            securities                                        2,042                --              (103)            1,939
                                                      ----------------  ----------------  ----------------  ----------------
                                                           $ 70,189         $     221            $ (346)         $ 70,064
                                                      ================  ================  ================  ================


         LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $5.4 million to $257.0 million at March 31, 2001 from $251.6 million at December 31, 2000. The increase is a direct result of strong loan demand generated through officer call programs, increased market area and continued purchase of participation loans and lease financing loans. The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. The Banks also purchased and participated in commercial and lease financing loans. The Banks had $52.5 million of participation and purchased loans as of March 31, 2001.

         During the three months ended March 31, 2001, loans held for sale increased $2.8 million to $5.8 million at March 31, 2001 from approximately $3.0 million at December 31, 2000. Approximately $26.0 million of loans were originated for sale and $23.2 million of loans were sold to the secondary market during the three month period ending March 31, 2001.

         ALLOWANCE FOR LOAN LOSSES - The loan loss reserve remained consistent at $2.5 million at March 31, 2001 and December 31, 2000. A loan loss provision of $.2 million for the three months ended March 31, 2001 was offset by loans in the amount of $.2 million which were determined by United's management to be uncollectable and subsequently charged-off. However, management aggressively pursues recoveries which totaled approximately $24,000 for this same three month period. The loan loss reserve at March 31, 2001 is an amount which management believes is adequate given the low level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at March 31, 2001 was .97%.

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

         United follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At March 31, 2001 United had non-accrual loans totaling $1.6 million and loans totaling $.4 million past due 90 days and still accruing.

         United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At March 31, 2001 and December 31, 2000, United had no assets classified as loss. At March 31, 2001 and December 31, 2000, United had $.3 million and $.4 million respectively classified as doubtful. At March 31, 2001 and December 31, 2000, United had $1.4 million and $.8 million of reported substandard assets, respectively. As a percent of total assets, substandard assets were approximately .36%, and .21% at March 31, 2001 and December 31, 2000, respectively.

         REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED - The slight decrease includes approximately $124,000 of repossessed personal property acquired by United during the first three months of 2001, offset by sales of repossessed personal property of approximately $145,000.

         RESTRICTED STOCK - Federal Home Loan Bank (FHLB) stock increased approximately $94,000 to $3.8 million at March 31, 2001 from $3.7 million at December 31, 2000. This increase was the result of $55,000 of reinvested stock dividends and purchases of approximately $39,000. FHLB stock purchases are made as required to support the increased scope of operations.

         PREMISES AND EQUIPMENT - This category remained constant at $6.4 million at March 31, 2001 and at December 31, 2000. The Banks invested approximately $200,000 in fixed assets during the first three months of 2001. The purchases of premises and equipment were offset by approximately $133,000 of depreciation.

         GOODWILL - Goodwill decreased approximately $49,000 primarily due to amortization during the three months ending March 31, 2001. The goodwill is currently being amortized over 15 to 25 years.

         DEPOSITS - Deposits increased $5.6 million to $266.7 million at March 31, 2001 from $261.2 million at December 31, 2000. This increase was primarily the result of the opening of the two new Heritage Bank branches in Bozeman and Missoula, Montana and the new Valley Bank branch in Scottsdale, Arizona.

         BORROWED FUNDS - FHLB advances increased $6.1 million from December 31, 2000 to March 31, 2001. Securities sold under agreements to repurchase decreased $2.4 million to $8.9 million at March 31, 2001 from $11.4 million at December 31, 2000. The net additional borrowings in the first three months of 2001 were used to fund increases in United's loan portfolio.

         STOCKHOLDERS' EQUITY - Stockholders' equity increased $.2 million to $30.2 million at March 31, 2001 from $30.0 million at December 31, 2000. This increase is due to $.6 million of net income for the three months ended March 31, 2001 less cash dividends declared of $.4 million, purchases of treasury stock of $.2 million and a $.2 million increase in unrealized gains net of tax effects, associated with securities classified as available-for-sale being adjusted to market value.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000.


(In thousands)                                                    INCOME RECAP
                                                 ---------------------------------------------
(Unaudited)                                               THREE MONTHS ENDED MARCH 31,
                                                 ---------------------------------------------

                                                       2001           2000           Change
                                                 ---------------------------------------------
Interest income                                      $6,762           $5,917         $  845
Interest expense                                      3,986            3,290            696
                                                 ---------------------------------------------
 Net interest income                                  2,776            2,627            149
Provision for loan losses                               210              164             46
                                                 ---------------------------------------------
Net interest income after
  provision for loan losses                           2,566            2,463            103
Non-interest income                                   1,007              756            251
Non-interest expense                                  2,548            2,207            341
                                                 ---------------------------------------------
 Income before income taxes
  and minority interest                               1,025            1,012             13
Provision for income taxes                              396              398             (2)
                                                 ---------------------------------------------
 Net income before minority
  interest                                           $  629           $  614         $   15
                                                 =============================================


         NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.2 million from $2.6 million for the three months ended March 31, 2000 to $2.8 million for the three months ended March 31, 2001. Net interest margin decreased
 .19% to 3.23% for the three months ended March 31, 2001 from 3.42% for the same period last year. Net interest-rate spread decreased .14% to 2.94% for the three months ended March 31, 2001 from 3.08% for the same period last year. Although net interest income increased, funding rates at FHLB and increased competition for loan rates resulted in a decrease in both net interest margin and net interest-rate spread. United has used the funds from additional deposits and borrowings to fund growth in its real estate loan portfolio and to manage interest rate risk.

         INTEREST INCOME - Interest income increased $.9 million from $5.9 million for the three month period ended March 31, 2000 to $6.8 million for the three month period ended March 31, 2001.

         For the three month period ended March 31, 2001, compared to the three month period ended March 31, 2000, interest on loans receivable increased $.8 million. Interest on mortgage-backed securities and investments and interest on other interest-earning assets remained relatively constant at $1.1 million for both periods.

         INTEREST EXPENSE - Interest expense increased $.7 million from $3.3 million for the three month period ended March 31, 2000 to $4.0 million for the three month period ended March 31, 2001.

         For the three month period ended March 31, 2001, compared to the three month period ended March 31, 2000, interest on deposits increased $.5 million, and interest on other borrowings increased $.2 million.

         PROVISION FOR LOAN LOSSES - United provided $210,000 for loan losses in the first three months of 2001, as compared to $164,000 in the first three months of 2000. The increase in the loan loss provision is a result of strong loan demand.

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

         NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.2 million for the three month periods ending March 31, 2001 to $1.0 million from $.8 million for the three month period ended March 31, 2000. United experienced strong demand in the home lending market, and particularly the refinancing market during the first three months of 2001, as interest rates were lower than the same period last year. United also recorded a gain from sale of securities available for sale of $.1 milion in the three month period ended March 31, 2001. No such gains on sale of securities were realized in the same period last year.

         NON-INTEREST EXPENSE - Non-interest expense increased $.3 million during the three month period ending March 31, 2001 as compared to the same period in 2000. This increase was principally due to the operating expenses for the new branches opened in the second quarter of 2000 in Bozeman and Missoula, Montana, and Scottsdale, Arizona.

         INCOME TAXES - Income tax expense remained at $.4 million for the three month periods ending March 31, 2001 and 2000 as a result of fairly consistent earnings, after adjustment for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans, for those three month periods.

4.       ASSET/LIABILITY MANAGEMENT

         The objective of United's asset/liability management is to maintain the Banks' ability to meet the daily cash flow requirements of their customers. The Banks manage their liquidity positions to meet the needs of their customers, while maintaining an appropriate balance between assets and liabilities to meet shareholders' return on investment objectives. The Banks monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. Additional sources of liquidity include customer deposits, FHLB advances and securities sold under agreements to repurchase.

         UFC, as a bank holding company separate from its subsidiaries, provides for its own liquidity. A substantial portion of UFC's revenue is dividends received from Heritage Bank. In general, the Banks are limited, without the prior consent of state and federal regulators, to payment of dividends that do not exceed the current year net income plus retained earnings from the two preceding calendar years. Additional sources of liquidity for UFC include a line of credit with a correspondent bank.

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

         The following table sets forth certain operating segment information for the three month periods ended March 31, 2001 and 2000(in thousands except per share data).

                                                  Heritage
2001:                                               Bank         Valley         Other      Consolidated
                                                 ----------    ----------    ----------    ------------
Net interest income                              $    2,092    $      682    $        2     $    2,776
Provision for loan losses                               186            24            --            210
                                                 ----------    ----------    ----------     ----------
Net interest income after provision for               1,906           658             2          2,566
 loan losses

Non-interest income                                     866           141            --          1,007

Non-interest expense                                  1,827           630            91          2,548
                                                 ----------    ----------    ----------     ----------

Income (loss) before income taxes
 and minority interest                                  945           169           (89)         1,025

Income tax expense (benefit)                            362            62           (28)           396

Minority interest                                        --            --           (46)           (46)
                                                 ----------    ----------    ----------     ----------
Net income                                              583           107          (107)           583

Amortization of goodwill, core deposit
 intangible and purchase valuations                      70            --            23             93
                                                 ----------    ----------    ----------     ----------

Cash earnings                                    $      653    $      107    $      (84)    $      676
                                                 ==========    ==========    ==========     ==========

PER SHARE DATA

Basic net income per share                                                                  $     0.36
Diluted net income per share                                                                $     0.36

Basic cash earnings per share                                                               $     0.42
Diluted cash earnings per share                                                             $     0.42

Weighted average shares outstanding - basic                                                      1,614
Weighted average shares outstanding - diluted                                                    1,617

                                                  Heritage      Heritage
2000:                                               Bank       State Bank      Valley        Other       Consolidated
                                                 ----------    ----------    ----------    ----------    ------------
Net interest income                              $    1,836           156    $      618    $       17     $    2,627
Provision for loan losses                               120            --            44            --            164
                                                 ----------    ----------    ----------    ----------     ----------
Net interest income after
 provision for loan losses                            1,716           156           574            17          2,463

Non-interest income                                     649            23            84            --            756

Non-interest expense                                  1,517           123           467           100          2,207
                                                 ----------    ----------    ----------    ----------     ----------

Income (loss) before income
 taxes and minority interest                            848            56           191           (83)         1,012

Income tax expense (benefit)                            325            22            72           (21)           398

Minority interest                                        --            --            --           (55)           (55)
                                                 ----------    ----------    ----------    ----------     ----------
Net income                                              523            34           119          (117)           559

Amortization of goodwill,
 core deposit intangible,
 and purchase valuations                                 41             8            --            22             71
                                                 ----------    ----------    ----------    ----------     ----------

Cash earnings                                    $      564    $       42    $      119    $      (95)    $      630
                                                 ==========    ==========    ==========    ==========     ==========

PER SHARE DATA

Basic net income per share                                                                                $     0.34
Diluted net income per share                                                                              $     0.34

Basic cash earnings per share                                                                             $     0.38
Diluted cash earnings per share                                                                           $     0.38

Weighted average shares outstanding - basic                                                                    1,652
Weighted average shares outstanding - diluted                                                                  1,652


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management believes there has been no material change in interest rate risk since December 31, 2000. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.

         Although not involved in any material pending litigation as of March 31, 2001, United is a defendant in various legal proceedings arising in the normal course of business.

ITEM 2  CHANGE IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None

ITEM 5  OTHER INFORMATION.

         On May 2, 2001, in a private transaction, UFC purchased 119,900 shares of treasury stock at a price of $18.63 per share.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

A.       The following exhibits are included herein:

Exhibit
Number       Description of Exhibit
--------     -------------------------------------------------------------------

                  None

B.       Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.



Date      May 15, 2001              /s/ John M. Morrison
      --------------------          -----------------------------------
                                    John M. Morrison
                                    Chairman of the Board
                                    (Duly Authorized
                                    Representative)




Date      May 15, 2001              /s/ Kurt R. Weise
     ---------------------         -----------------------------------
                                    Kurt R. Weise
                                    President and Chief
                                    Executive Officer
                                    (Duly Authorized
                                    Representative)