Form 10-Q
period 2001-06-30
UNITED FINANCIAL CORP \MN\
filed 2001-08-14
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
          (Mark One)
            __X__ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

           _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.


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

        Class: Common Stock, No par value; Outstanding at August 6, 2001
                               -- 1,485,627 shares

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS.................................................1

         Consolidated Condensed Statements of Financial Condition at
           June 30, 2001 and December 31, 2000 (unaudited).....................1

         Consolidated Condensed Statements of Income - Three and Six
          Months Ended June 30, 2001 and June 30, 2000 (unaudited).............2

         Consolidated Condensed Statements of Cash Flows - Six Months
          Ended June 30, 2001 and June 30, 2000 (unaudited)....................3

         Notes to Consolidated Condensed Financial Statements (unaudited)......4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..................................9

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........19

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS...................................................20

   ITEM 2 CHANGE IN SECURITIES AND USE OF PROCEEDS............................20

   ITEM 3 DEFAULTS UPON SENIOR SECURITIES.....................................20

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............20

   ITEM 5 OTHER INFORMATION...................................................20

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K....................................20

SIGNATURES....................................................................21


                                     Page i

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data) (Unaudited)

                                                                   JUNE 30,        December 31,
                                                                 ------------      ------------
                                                                     2001              2000
                                                                 ------------      ------------
ASSETS
  Cash and cash equivalents                                      $     23,659      $     19,451
  Securities available-for-sale                                        64,839            70,064
  Loans receivable, net                                               263,098           251,646
  Loans held for sale                                                   4,776             2,981
  Premises and equipment, net                                           6,382             6,387
  Real estate and other personal property owned                           756             1,021
  Accrued interest receivable                                           3,648             3,351
  Restricted stock, at cost                                             3,866             3,709
  Goodwill, net of accumulated amortization of $627 and
   $534 at June 30, 2001 and December 31, 2000, respectively            3,078             3,171
  Identifiable intangibles, net of accumulated amortization
   of $204 and $169 at June 30, 2001 and December 31, 2000,
   respectively                                                           433               468
  Deferred income taxes, net                                              189               444
  Other assets                                                          1,047             1,108
                                                                 ------------      ------------
                                                                 $    375,771      $    363,801
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  NOW and money market demand accounts                           $     89,248      $     85,367
  Savings deposits                                                     57,661            49,203
  Time deposits                                                       129,635           126,609
                                                                 ------------      ------------
                                                                      276,544           261,179
  Federal Home Loan Bank advances                                      52,250            52,175
  Securities sold under agreements to repurchase                        8,072            11,365
  Line of credit                                                        3,000             1,250
  Accrued interest payable                                              2,484             2,475
  Advances from borrowers for taxes and insurance                         182               462
  Income taxes payable                                                    388               309
  Other liabilities                                                       869             1,113
                                                                 ------------      ------------
                                                                      343,789           330,328

 Minority interest                                                      3,666             3,525

 Stockholders' equity:
  Preferred stock, no par value; authorized 2,000,000
   shares; no shares issued and outstanding                                --                --
   none outstanding)
  Common stock, no par value; authorized 8,000,000 shares;
   1,698,487 and 1,698,312 shares issued at June 30, 2001
   and December 31, 2000, respectively                                 28,004            28,002
  Retained earnings, substantially restricted                           3,949             3,541
  Treasury stock, at cost; 212,900 and 83,000 shares
   at June 30, 2001 and December 31, 2000, respectively                (3,918)           (1,515)
  Accumulated other comprehensive income (loss)                           281               (80)
                                                                 ------------      ------------
                                                                       28,316            29,948
                                                                 ------------      ------------
                                                                 $    375,771      $    363,801
                                                                 ============      ============

                                                Equity/Assets            7.54%             8.23%
                                             Book Value/Share    $      19.06      $      18.54

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                      -------------------------     -------------------------
                                                         2001           2000          2001           2000
                                                      ----------     ----------     ----------     ----------
INTEREST INCOME:
Loans receivable                                      $    5,685     $    5,064     $   11,213     $    9,809
Mortgage-backed securities                                   698            980          1,510          1,937
Investment securities                                        263            119            535            247
Other interest earning assets                                175             89            324            176
                                                      ----------     ----------     ----------     ----------
  Total interest income                                    6,821          6,252         13,582         12,169
INTEREST EXPENSE:
Deposits                                                   2,898          2,574          5,833          4,976
Other borrowings                                           1,003          1,035          2,054          1,923
                                                      ----------     ----------     ----------     ----------
  Total interest expense                                   3,901          3,609          7,887          6,899
                                                      ----------     ----------     ----------     ----------
  Net interest income                                      2,920          2,643          5,695          5,270
Provision for loan losses                                    249            364            458            528
                                                      ----------     ----------     ----------     ----------
  Net interest income after provision for
   loan losses                                             2,671          2,279          5,237          4,742
NON-INTEREST INCOME:
Gain on sale of loans                                        865            728          1,420          1,169
Service charges and fees                                     259            231            475            429
Gain on sale of securities available-for-sale                 --             --            127             --
Other income                                                  83             42            192            159
                                                      ----------     ----------     ----------     ----------
  Total non-interest income                                1,207          1,001          2,214          1,757
NON-INTEREST EXPENSE:
Compensation and benefits                                  1,488          1,242          2,824          2,469
Occupancy and equipment                                      355            271            691            527
Data processing fees                                         189            166            375            331
Other expenses                                               739            599          1,429          1,158
                                                      ----------     ----------     ----------     ----------
  Total non-interest expense                               2,771          2,278          5,319          4,485
                                                      ----------     ----------     ----------     ----------
  Income before income taxes and minority interest         1,107          1,002          2,132          2,014
Provision for income taxes                                   429            348            825            746
                                                      ----------     ----------     ----------     ----------
  Income before minority interest                            678            654          1,307          1,268
Minority interest                                            (47)           (47)           (93)          (102)
                                                      ----------     ----------     ----------     ----------
  Net income                                          $      631     $      607     $    1,214     $    1,166
                                                      ==========     ==========     ==========     ==========
Basic earnings per share                              $     0.41     $     0.37     $     0.77     $     0.71
                                                      ==========     ==========     ==========     ==========
Diluted earnings per share                            $     0.41     $     0.37     $     0.77     $     0.71
                                                      ==========     ==========     ==========     ==========
Dividends declared per share                          $     0.26     $     0.26     $     0.52     $     0.52
                                                      ==========     ==========     ==========     ==========
Weighted average shares outstanding - basic                1,527          1,652          1,571          1,652
                                                      ==========     ==========     ==========     ==========
Weighted average shares outstanding - diluted              1,531          1,652          1,574          1,652
                                                      ==========     ==========     ==========     ==========

See Notes to Consolidated Condensed Financial
  Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                         SIX MONTHS ENDED
                                                                  -----------------------------
                                                                    JUNE 30,         June 30,
                                                                  ------------     ------------
                                                                      2001             2000
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash used in operating activities                        $       (239)    $         (5)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans receivable                                       (12,190)         (23,009)
Purchases of securities available-for-sale                             (21,135)          (5,423)
Proceeds from maturities, pay downs and sales of securities
  available-for-sale                                                    27,108            4,845
Purchases of restricted stock                                              (41)              --
Purchase of Valley Bancorp, Inc. stock                                      (8)          (1,722)
Purchases of premises and equipment                                       (283)          (1,051)
Proceeds from sale of premises and equipment                                12               --
Proceeds from sale of real estate and other personal property
  owned                                                                    588               --
Acquisition of real estate and other personal property owned               (14)              --
Acquired cash and cash equivalents of Valley                                --            1,206
                                                                  ------------     ------------

     Net cash used in investing activities                              (5,963)         (25,154)
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                                15,365           12,796
Net increase in Federal Home Loan Bank advances                             75           10,920
Advances on line of credit                                               1,750            1,105
Payments on line of credit                                                  --              (75)
Net decrease in securities sold under agreements to repurchase          (3,293)             (42)
Net decrease in federal funds purchased                                     --           (1,350)
Increase (decrease) in advances from borrowers for taxes and
  insurance                                                               (280)             104
Purchase of treasury stock                                              (2,403)            (105)
Dividends paid to stockholders                                            (806)            (859)
Proceeds from issuance of common stock                                       2               --
                                                                  ------------     ------------

     Net cash provided by financing activities                          10,410           22,494
                                                                  ------------     ------------

Increase (decrease) in cash and cash equivalents                         4,208           (2,665)
Cash and cash equivalents at beginning of year                          19,451           11,457
                                                                  ------------     ------------
     Cash and cash equivalents at end of period                   $     23,659     $      8,792
                                                                  ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
--------------------------------------------------------------
Cash payments for interest                                        $      7,876     $      6,189
Cash payments for income taxes                                    $        745     $        986

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       GENERAL

         United Financial Corp. ("UFC") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 Montana communities and Phoenix and Scottsdale, Arizona. UFC's banking business is conducted through its wholly-owned subsidiary, Heritage Bank, and Valley Bank of Arizona ("Valley Bank"), the wholly-owned subsidiary of Valley Bancorp, Inc. ("Valley"), collectively referred to herein as the "Banks". UFC, Heritage Bank and Valley are collectively referred to herein as ("United"). United had assets of approximately $375.8 million, deposits of approximately $276.5 million and stockholders' equity of approximately $28.3 million at June 30, 2001.

         UFC is the majority shareholder of Valley, with an ownership of 56.60% at June 30, 2001. As a result of acquiring over 50% of the outstanding shares of Valley in January 2000, UFC began to consolidate Valley in its financial statements effective January 1, 2000. Valley had assets of approximately $73.4 million, deposits of approximately $62.5 million and stockholders' equity of approximately $8.4 million at June 30, 2001.

         Heritage Bank (formerly Heritage Bank F.S.B.) is a state chartered commercial bank with locations in Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls, Havre, Missoula, Shelby, Hamilton, Kalispell, and Libby, Montana. Valley Bank is a state chartered commercial bank with locations in Phoenix and Scottsdale, Arizona. The Banks are engaged in the community banking business of attracting deposits from the general public through their offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in their market areas in Montana and Arizona. A majority of the Banks' banking business is conducted in the Great Falls and Phoenix areas. The Banks also invest in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

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

         UFC's principal offices are located at 120 First Avenue North, Great Falls, Montana, and its telephone number is (406) 727-6106. Heritage Bank has a wholly owned subsidiary, Community Service Corporation ("CSC"), which is inactive at June 30, 2001. Heritage Bank holds an 11% ownership interest in Bankers' Resource Center, a computer data center.

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

3.       BASIS OF PRESENTATION

         United's consolidated financial statements, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results anticipated for the year ending December 31, 2001. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the June 30, 2000 financial information to conform to the June 30, 2001 presentation.

4.       STOCK OPTION PLAN

         On May 22, 2001, United's Board of Directors approved a stock option award of 37,816 shares with the option price equal to the May 22, 2001 market price of $17.65.

5.       COMPREHENSIVE INCOME

         United's only significant element of comprehensive income is unrealized gains and losses on securities available-for-sale.

(In thousands)
(Unaudited)
                                                THREE MONTHS ENDED                 Three Months Ended
                                                   JUNE 30, 2001                      June 30, 2000
                                         --------------------------------    ----------------------------------
                                          BEFORE      TAX         AFTER       Before        Tax         After
                                           TAX       EXPENSE       TAX         Tax        Expense        Tax
                                         --------    --------    --------    --------     --------     --------
Net income                               $  1,060    $    429    $    631    $    955     $    348     $    607

Unrealized and realized
 holding gains (losses) arising
  during period                               263         100         163        (240)         (91)        (149)

Less: reclassification adjustment for
 gains included in net income                  --          --          --          --           --           --
                                         --------    --------    --------    --------     --------     --------

Net unrealized gains (losses) on
 securities available for sale                263         100         163        (240)         (91)        (149)

Less: portion of unrealized gain
 allocated to minority
  interest                                     29          --          29           6           --            6
                                         --------    --------    --------    --------     --------     --------

Total comprehensive income               $  1,294    $    529    $    765    $    709     $    257     $    452
                                         ========    ========    ========    ========     ========     ========

                                                SIX MONTHS ENDED                     Six Months Ended
                                                  JUNE 30, 2001                        June 30, 2000
                                         --------------------------------    ----------------------------------
                                          BEFORE      TAX         AFTER       Before        Tax         After
                                           TAX       EXPENSE       TAX         Tax        Expense        Tax
                                         --------    --------    --------    --------     --------     --------
Net income                               $  2,039    $    825    $  1,214    $  1,912     $    746     $  1,166

Unrealized and realized
 holding gains (losses) arising
  during period                               797         303         494        (485)        (186)        (299)

Less: reclassification adjustment for
 gains included in net income                 127          48          79          --           --           --
                                         --------    --------    --------    --------     --------     --------

Net unrealized gains (losses) on
 securities available for sale                670         255         415        (485)        (186)        (299)

Less: portion of unrealized gains
 (losses) allocated to minority
  interest                                     54          --          54          (3)          --           (3)
                                         --------    --------    --------    --------     --------     --------

Total comprehensive income               $  2,655    $  1,080    $  1,575    $  1,430     $    560     $    870
                                         ========    ========    ========    ========     ========     ========

6.       CASH EQUIVALENTS

         For purposes of the consolidated condensed statements of cash flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

7.       COMPUTATION OF NET INCOME PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Potential common stock includes a warrant to purchase 10,000 shares of common stock exercisable at a price of $26.25 per share through February 3, 2003 and the incremental shares under stock option plans. The warrant was excluded from the calculation of diluted EPS for the three month and six month periods ended June 30, 2001 and 2000 because the effect of inclusion would have been antidilutive using the treasury stock method. Outstanding options to purchase 37,816 shares of common stock were excluded from the computation of diluted earnings per share for the three month and six month periods ended June 30, 2001 because the effect of inclusion would have been antidilutive using the treasury stock method.

8.       DIVIDENDS DECLARED

         On July 13, 2001, the Board of Directors of United declared a quarterly cash dividend of $.26 per share, payable August 20, 2001, to shareholders of record on August 6, 2001.

9.       TREASURY STOCK

         On May 2, 2001, in a private transaction, UFC purchased 119,900 shares of treasury stock at a price of $18.63 per share.

10.      RELATED PARTIES

         Central Financial Services, Inc. ("CFS") provides various management services to UFC and Heritage Bank, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by UFC's Chairman of the Board of Directors and largest shareholder. CFS fees were $179,180, and $178,860 for the six months ended June 30, 2001 and 2000, respectively.

11.      NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2001, United adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES as amended by SFAS No. 138 ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING Activities. SFAS Nos. 133 and 138 establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As of June 30, 2001, United was not engaged in hedging activities nor did it hold any derivative instruments which required adjustments to carrying values under SFAS Nos. 133 or 138. Therefore, the adoption had no impact on the consolidated financial statements of United.

         In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES - A REPLACEMENT OF FASB STATEMENT NO. 125. SFAS No. 140 revises accounting standards for securitizations and transfers of financial assets and collateral and requires certain disclosures, but carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. Adoption of these provisions did not have a material effect on the consolidated financial statements, results of operations or liquidity of United. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

         In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

         United is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 will require upon adoption of Statement 142, that United evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, United will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, United will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require United to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this United must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. United will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and United must perform the second step of the transitional impairment test. In the second step, United must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in United's statement of earnings.

         As of the date of adoption, United expects to have unamortized goodwill in the amount of $3.0 million and unamortized identifiable intangible assets in the amount of $.4 million, both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $.3 million and $.1 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on United's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

2. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE YEAR ENDED DECEMBER 31, 2000.

(In thousands)                                  SELECTED FINANCIAL CONDITION RECAP
(Unaudited)
                                                 JUNE 30,    Dec. 31,
                                                   2001        2000       Change
                                               ------------------------------------
Cash and cash equivalents                        $ 23,659    $ 19,451    $  4,208
Securities available-for-sale                      64,839      70,064      (5,225)
Loans receivable, net                             263,098     251,646      11,452
Loans held for sale                                 4,776       2,981       1,795
Premises and equipment, net                         6,382       6,387          (5)
Real estate and other
 personal property owned                              756       1,021        (265)
Restricted stock, at cost                           3,866       3,709         157
Goodwill, net                                       3,078       3,171         (93)
Identifiable intangibles, net                         433         468         (35)
All other assets                                    4,884       4,903         (19)
Total assets                                      375,771     363,801      11,970

Deposits                                          276,544     261,179      15,365
Federal Home Loan Bank advances                    52,250      52,175          75
Securities sold under
 agreements to repurchase                           8,072      11,365      (3,293)
Line of credit                                      3,000       1,250       1,750
All other liabilities                               3,923       4,359        (436)
Total liabilities                                 343,789     330,328      13,461

         Total assets increased $12.0 million to $375.8 million at June 30, 2001 from $363.8 million at December 31, 2000. The increase in assets was primarily the result of increase in loans receivable and loans held for sale.

         SECURITIES AVAILABLE-FOR-SALE- Securities available-for-sale decreased $5.2 million to $64.8 million at June 30, 2001 from $70.1 million at December 31, 2000. The decrease was the result of $21.1 million of purchases, offset by $27.0 million of maturities, sales, and principal repayments and a $.7 million increase in unrealized gains on securities.

         A comparison of the amortized cost and estimated fair value of the consolidated available-for-sale investment portfolio at the dates indicated is as follows:

(In thousands)
(Unaudited)
                                                  JUNE 30, 2001
                               ------------------------------------------------------
                                               GROSS          GROSS         ESTIMATED
                               AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                  COST         GAINS          LOSSES          VALUE
                               ----------    ----------     ----------     ----------
U.S. GOVERNMENT AND FEDERAL
 AGENCIES                      $   21,452    $      239     $       --     $   21,691
MORTGAGE-BACKED SECURITIES         38,561           362            (17)        38,906
MUNICIPAL BONDS                     2,239            25            (32)         2,232
CORPORATE BONDS AND EQUITY
 SECURITIES                         2,042             8            (40)         2,010
                               ----------    ----------     ----------     ----------
                               $   64,294    $      634     $      (89)    $   64,839
                               ==========    ==========     ==========     ==========

                                                December 31, 2000
                               ------------------------------------------------------
                                               Gross          Gross        Estimated
                               Amortized     Unrealized     Unrealized        Fair
                                  Cost         Gains          Losses          Value
                               ----------    ----------     ----------     ----------
U.S. Government and Federal
 Agencies                      $   23,783    $      112     $      (23)    $   23,872
Mortgage-backed securities         41,622           109           (195)        41,536
Municipal bonds                     2,742            --            (25)         2,717
Corporate bonds and equity
 securities                         2,042            --           (103)         1,939
                               ----------    ----------     ----------     ----------
                               $   70,189    $      221     $     (346)    $   70,064
                               ==========    ==========     ==========     ==========

         LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $11.5 million to $263.1 million at June 30, 2001 from $251.6 million at December 31, 2000. The increase is a direct result of strong loan demand generated through officer call programs, increased market area and continued purchase of participation loans and lease financing loans. The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. The Banks also purchased and participated in commercial and lease financing loans. The Banks had $49.0 million of participation and purchased loans as of June 30, 2001.

         During the six months ended June 30, 2001, loans held for sale increased $1.8 million to $4.8 million at June 30, 2001 from approximately $3.0 million at December 31, 2000. Approximately $70.0 million of loans were originated for sale and $68.2 million of loans were sold to the secondary market during the six month period ending June 30, 2001.

         ALLOWANCE FOR LOAN LOSSES - The loan loss reserve increased $.2 million to $2.7 million at June 30, 2001 from $2.5 million at December 31, 2000. A loan loss provision of $.5 million for the six months ended June 30, 2001 was offset by loans in the amount of $.3 million which were determined by United's management to be uncollectible and subsequently charged-off. The loan loss reserve at June 30, 2001 is an amount which management believes is adequate given the low level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at June 30, 2001 was 1.02%.

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

         United places loans on nonaccrual status when collection of principal or interest is considered doubtful. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At June 30, 2001 United had non-accrual loans totaling $1.4 million and loans totaling $.4 million past due 90 days and still accruing.

         United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with GAAP. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At June 30, 2001 and December 31, 2000, United had no assets classified as loss. At June 30, 2001 and December 31, 2000, United had $1.1 million and $.4 million respectively classified as doubtful. At both June 30, 2001 and December 31, 2000, United had $.8 million of reported substandard assets. As a percent of total assets, substandard assets were approximately .22% and .21% at June 30, 2001 and December 31, 2000, respectively.

         REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED - During 2000, Heritage Bank was required by its regulators to reclassify to real estate owned an asset held for the production of income which was previously classified in premises and equipment. The carrying value of this property net of accumulated depreciation is $.5 million at both June 30, 2001 and December 30, 2000. The property is currently being leased to a third party.

         Real estate and other personal property owned decreased $.3 million to $.7 million at June 30, 2001 from $1.0 million at December 31, 2000. United acquired additional real estate property of approximately $160,000 during the first six months of 2001, offset by sales of real estate property of approximately $320,000. Depreciation on real estate property was approximately $10,000 for the first six months of 2001. The decrease also includes approximately $132,000 of repossessed personal property acquired by United during the first six months of 2001, offset by sales of repossessed personal property of approximately $219,000.

         RESTRICTED STOCK - Federal Home Loan Bank (FHLB) stock increased approximately $157,000 to $3.9 million at June 30, 2001 from $3.7 million at December 31, 2000. This increase was the result of $116,000 of reinvested stock dividends and purchases of approximately $41,000. FHLB stock purchases are made as required to support the increased scope of operations.

         PREMISES AND EQUIPMENT - This category remained constant at $6.4 million at June 30, 2001 and at December 31, 2000. The Banks invested approximately $283,000 in fixed assets during the first six months of 2001. The purchases of premises and equipment were offset by approximately $285,000 of depreciation.

         GOODWILL - Goodwill decreased approximately $93,000 primarily due to amortization during the six months ending June 30, 2001. The goodwill is currently being amortized over 15 to 25 years.

         DEPOSITS - Deposits increased $15.3 million to $276.5 million at June 30, 2001 from $261.2 million at December 31, 2000. This increase was primarily the result of the opening of the two new Heritage Bank branches in Bozeman and Missoula, Montana and the new Valley Bank branch in Scottsdale, Arizona.

         BORROWED FUNDS - FHLB advances increased only slightly from December 31, 2000 to June 30, 2001. Securities sold under agreements to repurchase decreased $3.3 million to $8.1 million at June 30, 2001 from $11.4 million at December 31, 2000.

         STOCKHOLDERS' EQUITY - Stockholders' equity decreased $1.6 million to $28.3 million at June 30, 2001 from $29.9 million at December 31, 2000. This decrease is a combination of $1.2 million of net income for the six months ended June 30, 2001 less cash dividends declared of $.8 million, purchases of treasury stock of $2.4 million and a $.4 million increase in unrealized gains net of tax effects, associated with securities classified as available-for-sale being adjusted to market value.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000.

(In thousands)
(Unaudited)                                            INCOME RECAP
                                           ------------------------------------
                                                THREE MONTHS ENDED JUNE 30,
                                           ------------------------------------

                                             2001          2000         Change
                                           --------      --------      --------
Interest income                            $  6,821      $  6,252      $    569
Interest expense                              3,901         3,609           292
                                           --------      --------      --------
 Net interest income                          2,920         2,643           277
Provision for loan losses                       249           364          (115)
                                           --------      --------      --------
Net interest income after
  provision for loan losses                   2,671         2,279           392
Non-interest income                           1,207         1,001           206
Non-interest expense                          2,771         2,278           493
                                           --------      --------      --------
 Income before income taxes
  and minority interest                       1,107         1,002           105
Provision for income taxes                      429           348            81
                                           --------      --------      --------
 Net income before minority
  interest                                 $    678      $    654      $     24
                                           ========      ========      ========

         NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.3 million from $2.6 million for the three months ended June 30, 2000 to $2.9 million for the three months ended June 30, 2001. Net interest margin increased
 .12% to 3.37% for the three months ended June 30, 2001 from 3.25% for the same period last year. Net interest-rate spread increased .19% to 3.17% for the three months ended June 30, 2001 from 2.98% for the same period last year. Increased volume of interest-earning assets, and decreases in funding rates at FHLB and decreased rates on customer deposits resulted in an increase in both net interest margin and net interest-rate spread. United has used the funds from additional deposits and borrowings to fund growth in its real estate loan portfolio and to manage interest rate risk.

         INTEREST INCOME - Interest income increased $.6 million from $6.2 million for the three month period ended June 30, 2000 to $6.8 million for the three month period ended June 30, 2001.

         For the three month period ended June 30, 2001, compared to the three month period ended June 30, 2000, interest on loans receivable increased $.6 million, interest on mortgage-backed securities and investments decreased $.1 million and interest on other interest-earning assets increased $.1 million.

         INTEREST EXPENSE - Interest expense increased $.3 million from $3.6 million for the three month period ended June 30, 2000 to $3.9 million for the three month period ended June 30, 2001.

         For the three month period ended June 30, 2001, compared to the three month period ended June 30, 2000, interest on deposits increased $.3 million, and interest on other borrowings decreased only slightly.

         PROVISION FOR LOAN LOSSES - United provided $249,000 for loan losses in the first three months ended June 30 2001, as compared to $364,000 for the same period last year. The decrease in the loan loss provision is a result of decreased non-performing assets.

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

         NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.2 million from $1.0 million for the three month period ended June 30, 2000 to $1.2 million for the three month period ended June 30, 2001. United continued to experience strong demand in the home lending market, and particularly the refinancing market during the three month period ended June 30, 2001, as interest rates were lower than the same period last year.

         NON-INTEREST EXPENSE - Non-interest expense increased $.5 million during the three month period ending June 30, 2001 as compared to the same period in 2000. This increase was principally due to the increased operating expenses for the new branches opened in the second quarter of 2000 in Bozeman and Missoula, Montana, and Scottsdale, Arizona.

         INCOME TAXES - Income tax expense increased $81,000 to $429,000 for the three month period ending June 30, 2001 from $348,000 for the same period of 2000. This slight increase is the result of fairly consistent earnings, after adjustments for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans, for those three month periods.

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

         BUSINESS SEGMENT RESULTS - United manages its operations and prepares management reports with a primary focus on geographical areas. Operating segments information, including earnings performance on an operating cash basis, is presented in the following schedule. United allocates centrally provided services to the business segments based upon estimated usage of those services. The operating segment identified as other includes UFC and elimination of transactions between segments.

         The following table sets forth certain operating segment information for the three month periods ended June 30, 2001 and 2000(in thousands except per share data).

                                                   HERITAGE
2001:                                                BANK           VALLEY          OTHER         CONSOLIDATED
                                                 ------------    ------------    ------------     ------------
Net interest income (loss)                       $      2,245    $        694    $        (19)    $      2,920
Provision for loan losses                                 225              24              --              249
                                                 ------------    ------------    ------------     ------------
Net interest income (loss) after
 provision for loan losses                              2,020             670             (19)           2,671

Non-interest income                                     1,095             112              --            1,207

Non-interest expense                                    2,017             611             143            2,771
                                                 ------------    ------------    ------------     ------------

Income (loss) before income taxes
 and minority interest                                  1,098             171            (162)           1,107

Income tax expense (benefit)                              419              63             (53)             429

Minority interest                                          --              --             (47)             (47)
                                                 ------------    ------------    ------------     ------------
Net income (loss)                                         679             108            (156)             631

Amortization of goodwill, core deposit
 intangible and purchase valuations                        64              --              22               86
                                                 ------------    ------------    ------------     ------------

Cash earnings (loss)                             $        743    $        108    $       (134)    $        717
                                                 ============    ============    ============     ============

PER SHARE DATA

Basic net income per share                                                                        $       0.41
Diluted net income per share                                                                      $       0.41

Basic cash earnings per share                                                                     $       0.47
Diluted cash earnings per share                                                                   $       0.47

Weighted average shares outstanding - basic                                                              1,527
Weighted average shares outstanding - diluted                                                            1,531

                                                   HERITAGE        HERITAGE
2000:                                                BANK         STATE BANK        VALLEY          OTHER         CONSOLIDATED
                                                 ------------    ------------    ------------    ------------     ------------
Net interest income                              $      1,914    $        149    $        569    $         11     $      2,643
Provision for loan losses                                 323              --              41              --              364
                                                 ------------    ------------    ------------    ------------     ------------
Net interest income after
 provision for loan losses                              1,591             149             528              11            2,279

Non-interest income                                       892              11              98              --            1,001

Non-interest expense                                    1,613             111             463              91            2,278
                                                 ------------    ------------    ------------    ------------     ------------

Income (loss) before income
 taxes and minority interest                              870              49             163             (80)           1,002

Income tax expense (benefit)                              331              19              61             (63)             348

Minority interest                                          --              --              --             (47)             (47)
                                                 ------------    ------------    ------------    ------------     ------------
Net income (loss)                                         539              30             102             (64)             607

Amortization of goodwill,
 core deposit intangible,
 and purchase valuations                                   42               8              --              18               68
                                                 ------------    ------------    ------------    ------------     ------------

Cash earnings (loss)                             $        581    $         38    $        102    $        (46)    $        675
                                                 ============    ============    ============    ============     ============

PER SHARE DATA

Basic net income per share                                                                                        $       0.37
Diluted net income per share                                                                                      $       0.37

Basic cash earnings per share                                                                                     $       0.41
Diluted cash earnings per share                                                                                   $       0.41

Weighted average shares outstanding - basic                                                                              1,652
Weighted average shares outstanding - diluted                                                                            1,652


5. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000.

(In thousands)                                                  INCOME RECAP
(Unaudited)                                               SIX MONTHS ENDED JUNE 30,
                                                   --------------------------------------
                                                      2001          2000         Change
                                                   ----------    ----------    ----------
Interest income                                    $   13,582    $   12,169    $    1,413
Interest expense                                        7,887         6,899           988
                                                   ----------    ----------    ----------
 Net interest income                                    5,695         5,270           425
Provision for losses on loans                             458           528           (70)
                                                   ----------    ----------    ----------
Net interest income after
  provision for losses on loans                         5,237         4,742           495
Non-interest income                                     2,214         1,757           457
Non-interest expense                                    5,319         4,485           834
                                                   ----------    ----------    ----------
 Income before income taxes
  and minority interest                                 2,132         2,014           118
Provision for income tax expense                          825           746            79
                                                   ----------    ----------    ----------
 Net income before minority
  interest                                         $    1,307    $    1,268    $       39
                                                   ==========    ==========    ==========

         NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.4 million from $5.3 million for the six months ended June 30, 2000 to $5.7 million for the six months ended June 30, 2001. Net interest margin increased .06% to 3.26% for the six month period ended June 30, 2001 from 3.20% for the same period last year. Net interest-rate spread increased .19% to 2.97% for the three months ended June 30, 2001 from 2.78% for the same period last year. Increased volume of interest-earning assets, decreases in funding rates at FHLB and decreased rates on customer deposits resulted in an increase in both net interest margin and interest-rate spread. United has used the funds from additional deposits and borrowings to fund growth in its loan portfolio and to manage interest rate risk.

         INTEREST INCOME - Interest income increased $1.4 million from $12.2 million for the six month period ended June 30, 2000 to $13.6 million for the six month period ended June 30, 2001.

         For the six month period ended June 30, 2001, compared to the six month period ended June 30, 2000, interest on loans receivable increased $1.4 million, interest on mortgage-backed securities and investments decreased $.1 million while interest on other interest-earning assets increased $.1 million.

         INTEREST EXPENSE - Interest expense increased $1.0 million from $6.9 million for the six month period ended June 30, 2000 to $7.9 million for the six month period ended June 30, 2001.

         For the six month period ended June 30, 2001, compared to the six month period ended June 30, 2000, interest on deposits increased $.9 million, and interest on other borrowings increased $.1 million.

         PROVISION FOR LOAN LOSSES - United provided $.5 million for loan losses for both the six months ended June 30, 2001 and 2000.

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

         NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.4 million from $1.8 million for the six months ended June 30, 2000 to $2.2 million for the six months ended June 30, 2001. United experienced strong demand in the home lending market, and particularly the refinancing market during the first six months of 2001, as interest rates were lower than the same period last year. United also recorded a gain from sale of securities available for sale of $.1 million in the six month period ended June 30, 2001. No such gains on sale of securities were realized in the same period last year.

         NON-INTEREST EXPENSE - United's non-interest expense increased $.8 million during the six month period ending June 30, 2001 as compared to the same period in 2000. This increase was principally due to the operating expenses for the new branches opened in the second quarter of 2000 in Bozeman and Missoula, Montana, and Scottsdale, Arizona.

         INCOME TAXES - Income tax expense increased only $.1 million to $.8 million for the six month period ended June 30, 2001 from $.7 million for the same period last year. This is the result of income taxes after adjustment for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans remaining fairly consistent for the six month periods ended June 30, 2001 and 2000.

         BUSINESS SEGMENT RESULTS - United manages its operations and prepares management reports with a primary focus on geographical areas. Operating segments information, including earnings performance on an operating cash basis, is presented in the following schedule. United allocates centrally provided services to the business segments based upon estimated usage of those services. The operating segment identified as other includes UFC and elimination of transactions between segments.

         The following table sets forth certain operating segment information for the six month periods ended June 30, 2001 and 2000(in thousands except per share data).

                                                   HERITAGE
2001:                                                BANK           VALLEY          OTHER         CONSOLIDATED
                                                 ------------    ------------    ------------     ------------
Net interest income (loss)                       $      4,336    $      1,376    $        (17)    $      5,695
Provision for loan losses                                 410              48              --              458
                                                 ------------    ------------    ------------     ------------
Net interest income (loss) after                        3,926           1,328             (17)           5,237
 provision for loan losses

Non-interest income                                     1,961             253              --            2,214

Non-interest expense                                    3,844           1,241             234            5,319
                                                 ------------    ------------    ------------     ------------

Income (loss) before income taxes
 and minority interest                                  2,043             340            (251)           2,132

Income tax expense (benefit)                              781             125             (81)             825

Minority interest                                          --              --             (93)             (93)
                                                 ------------    ------------    ------------     ------------
Net income (loss)                                       1,262             215            (263)           1,214

Amortization of goodwill, core deposit
 intangible and purchase valuations                       134              --              45              179
                                                 ------------    ------------    ------------     ------------

Cash earnings (loss)                             $      1,396    $        215    $       (218)    $      1,393
                                                 ============    ============    ============     ============

PER SHARE DATA

Basic net income per share                                                                        $       0.77
Diluted net income per share                                                                      $       0.77

Basic cash earnings per share                                                                     $       0.89
Diluted cash earnings per share                                                                   $       0.88

Weighted average shares outstanding - basic                                                              1,571
Weighted average shares outstanding - diluted                                                            1,574

                                                   HERITAGE        HERITAGE
2000:                                                BANK         STATE BANK        VALLEY          OTHER         CONSOLIDATED
                                                 ------------    ------------    ------------    ------------     ------------
Net interest income                              $      3,779             303    $      1,160    $         28     $      5,270
Provision for loan losses                                 443              --              85              --              528
                                                 ------------    ------------    ------------    ------------     ------------
Net interest income after
 provision for loan losses                              3,336             303           1,075              28            4,742

Non-interest income                                     1,513              34             210              --            1,757

Non-interest expense                                    3,130             234             930             191            4,485
                                                 ------------    ------------    ------------    ------------     ------------

Income (loss) before income
 taxes and minority interest                            1,719             103             355            (163)           2,014

Income tax expense (benefit)                              656              40             133             (83)             746

Minority interest                                          --              --              --            (102)            (102)
                                                 ------------    ------------    ------------    ------------     ------------
Net income (loss)                                       1,063              63             222            (182)           1,166

Amortization of goodwill,
 core deposit intangible,
 and purchase valuations                                  153              15              --              45              213
                                                 ------------    ------------    ------------    ------------     ------------

Cash earnings (loss)                             $      1,216    $         78    $        222    $       (137)    $      1,379
                                                 ============    ============    ============    ============     ============

PER SHARE DATA

Basic net income per share                                                                                        $       0.71
Diluted net income per share                                                                                      $       0.71

Basic cash earnings per share                                                                                     $       0.83
Diluted cash earnings per share                                                                                   $       0.83

Weighted average shares outstanding - basic                                                                              1,652
Weighted average shares outstanding - diluted                                                                            1,652

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

         INTEREST RATE RISK - United has established a formal IRR policy, and the Banks have an Asset/Liability Management Committee ("ALCO") and an Investment Committee, which meet at least quarterly to review and report on management's efforts to minimize IRR. Several asset/liability management strategies have been employed by United to minimize its exposure to IRR. These include selling most newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions, and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

         The Asset/Liability Management Committee utilizes an institutional funds management service detailed simulation model to quantify the estimated exposure of net interest income ("NII") to sustained interest rate changes. The model predicts the impact of changing interest rates on the interest income received and interest expense paid on assets and liabilities. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII given a 200 basis point (bp) rise or decline in interest rates.

         The following summarizes the sensitivity analysis for Heritage Bank as of March 31, 2001, the most recent information available. Management believes there has been no material change in interest rate risk since March 31, 2001. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United's Annual Report on Form 10-K for the year ended December 31, 2000.

Estimated increase (decrease)
in net interest income:                        +200 bp            -200 bp
                                               -------            -------

         0-90 days                             $    12,244        $  (23,319)
         91-365 days                              (461,284)          378,713
         2 years                                (1,281,254)        1,050,756
         3 years                                (2,101,223)        1,722,799

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

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

         Although not involved in any material pending litigation as of June 30, 2001, United is a defendant in various legal proceedings arising in the normal course of business.

ITEM 2   CHANGE IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         On May 22, 2001, United Financial Corp. held its Annual Shareholder Meeting. The shareholders elected three directors for three year terms and one director for a two year term.

         The shareholders of United Financial Corp. voted as follows with respect to:

         Approval of Directors:

                                         FOR             WITHHELD

         Dr. J. William Bloemendaal      1,438,239       230

         Elliott L. Dybdal               1,438,469       0

         William L. Madison              1,438,469       0

         Kevin P. Clark                  1,433,819       4,650

ITEM 5   OTHER INFORMATION.

         On July 16, 2001, United received funding on $3.0 million of Capital Trust Pass--Through Securities ("TRUPS"). The $3.0 million TRUPS qualify as Tier 1 capital for regulatory reporting purposes. For GAAP reporting purposes, the TRUPS will be presented on the balance sheet as subordinated debt. Semi-annual dividend distribution payments will be due January 25 and July 25 beginning January 25, 2002. The TRUPS have a 30 year maturity but are callable in 5 years at a premium. The interest rate is adjustable every six months at six month LIBOR + 3.75% with a maximum rate of 12.5% during the first 10 years. The initial six month interest rate is 7.57%.

         In August 2001, UFC acquired an additional 106,263 shares of Valley stock at $5.50 per share, bringing its ownership percentage to 62.8%.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

A.       The following exhibits are included herein:

Exhibit
Number         Description of Exhibit
-------        -----------------------------------------------------------------

               None

B.       Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.




Date   August 14, 2001                  /s/  John M. Morrison
    ---------------------               ---------------------
                                        John M. Morrison
                                        Chairman of the Board
                                        (Duly Authorized
                                        Representative)




Date   August 14, 2001                  /s/  Kurt R. Weise
    ---------------------               -------------------
                                        Kurt R. Weise
                                        President and Chief
                                        Executive Officer
                                        (Duly Authorized
                                        Representative)