Form 10-Q
period 2001-09-30
UNITED FINANCIAL CORP \MN\
filed 2001-11-13
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
            __X__ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

       Class: Common Stock, No par value; Outstanding at November 12, 2001
                                1,478,152 shares

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS.................................................1

         Consolidated Condensed Statements of Financial Condition at
           September 30, 2001 and December 31, 2000 (unaudited)................1

         Consolidated Condensed Statements of Income - Three and Nine Months
           Ended September 30, 2001 and September 30, 2000 (unaudited).........2

         Consolidated Condensed Statements of Cash Flows - Nine Months Ended
           September 30, 2001 and September 30, 2000 (unaudited)...............3

         Notes to Consolidated Condensed Financial Statements..................4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..................................9

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........21

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS...................................................22

   ITEM 2 CHANGE IN SECURITIES................................................22

   ITEM 3 DEFAULTS ON SENIOR SECURITIES.......................................22

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............22

   ITEM 5 OTHER INFORMATION...................................................22

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K....................................22

SIGNATURES....................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share and share data)
(Unaudited)

                                                                SEPTEMBER 30,     December 31,
                                                                ------------      ------------
                                                                    2001              2000
                                                                ------------      ------------
ASSETS
  Cash and cash equivalents                                     $     27,231      $     19,451
  Securities available-for-sale                                       61,015            70,064
  Loans receivable, net                                              264,747           251,646
  Loans held for sale                                                  6,568             2,981
  Premises and equipment, net                                          6,331             6,387
  Real estate and other personal property owned                          649             1,021
  Accrued interest receivable                                          3,802             3,351
  Restricted stock, at cost                                            3,930             3,709
  Goodwill, net of accumulated amortization of $676 and
   $534 at September 30, 2001 and December 31, 2000,
   respectively                                                        3,124             3,171
  Identifiable intangibles, net of accumulated amortization
   of $221 and $169 at September 30, 2001 and December 31,
   2000, respectively                                                    416               468
  Deferred income taxes, net                                              --               444
  Other assets                                                         1,043             1,108
                                                                ------------      ------------
                                                                $    378,856      $    363,801
                                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  NOW and money market demand accounts                          $     91,648      $     85,367
  Savings deposits                                                    59,606            49,203
  Time deposits                                                      130,402           126,609
                                                                ------------      ------------
                                                                     281,656           261,179
  Federal Home Loan Bank advances                                     49,500            52,175
  Securities sold under agreements to repurchase                       8,050            11,365
  Line of credit                                                       1,000             1,250
  Accrued interest payable                                             2,033             2,475
  Advances from borrowers for taxes and insurance                        372               462
  Income taxes payable                                                   418               309
  Deferred income taxes, net                                              42                --
  Trust preferred securities                                           3,000                --
  Other liabilities                                                    1,028             1,113
                                                                ------------      ------------
                                                                     347,099           330,328

 Minority interest                                                     2,986             3,525
 Stockholders' equity:
  Preferred stock, no par value; authorized 2,000,000
   shares; no shares issued and outstanding                               --                --
  Common stock, no par value; authorized 8,000,000 shares;
   1,698,552 and 1,698,312 shares issued at September 30,
   2001 and December 31, 2000, respectively                           28,005            28,002
  Retained earnings, substantially restricted                          4,174             3,541
  Treasury stock, at cost; 220,400 and 83,000 shares
   at September 30, 2001 and December 31, 2000, respectively          (4,055)           (1,515)
  Accumulated other comprehensive income (loss)                          647               (80)
                                                                ------------      ------------
                                                                      28,771            29,948
                                                                ------------      ------------
                                                                $    378,856      $    363,801
                                                                ============      ============

                                               Equity/Assets            7.59%             8.23%
                                            Book Value/Share    $      19.46      $      18.54

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                       2001           2000           2001           2000
                                                    ----------     ----------     ----------     ----------
INTEREST INCOME
 Loans receivable                                   $    5,681     $    5,505     $   16,894     $   15,314
 Mortgage-backed securities                                713            992          2,223          2,928
 Investment securities                                     208            124            743            372
 Other interest earning assets                             159             67            483            243
                                                    ----------     ----------     ----------     ----------
    Total interest income                                6,761          6,688         20,343         18,857
INTEREST EXPENSE
 Deposits                                                2,747          2,780          8,580          7,755
 Other borrowings                                          880          1,239          2,933          3,162
 Trust preferred securities                                 48             --             48             --
                                                    ----------     ----------     ----------     ----------
    Total interest expense                               3,675          4,019         11,561         10,917
                                                    ----------     ----------     ----------     ----------
    Net interest income                                  3,086          2,669          8,782          7,940
 Provision for losses on loans                             431            847            890          1,376
                                                    ----------     ----------     ----------     ----------
    Net interest income after provision for loan
     losses                                              2,655          1,822          7,892          6,564
NON-INTEREST INCOME
 Gain on sale of loans                                     936            653          2,356          1,822
 Service charges and fees                                  263            238            738            668
 Gain on sale of securities available-for-sale              31             --            158             --
 Other income                                               54            142            246            300
                                                    ----------     ----------     ----------     ----------
    Total non-interest income                            1,284          1,033          3,498          2,790
NON-INTEREST EXPENSE
 Compensation and benefits                               1,580          1,433          4,403          3,902
 Occupancy and equipment expense                           354            309          1,045            837
 Data processing fees                                      194            168            569            498
 Other expenses                                            744            655          2,174          1,813
                                                    ----------     ----------     ----------     ----------
    Total non-interest expense                           2,872          2,565          8,191          7,050
                                                    ----------     ----------     ----------     ----------
    Income before income taxes and minority              1,067            290          3,199          2,304
 Provision for income taxes                                413            107          1,238            853
                                                    ----------     ----------     ----------     ----------
    Income before minority interest                        654            183          1,961          1,451
 Minority interest                                         (42)           (15)          (136)          (117)
                                                    ----------     ----------     ----------     ----------
    Net income                                      $      612     $      168     $    1,825     $    1,334
                                                    ==========     ==========     ==========     ==========
 Basic earnings per share                           $     0.41     $     0.10     $     1.18     $     0.81
                                                    ==========     ==========     ==========     ==========
 Diluted earnings per share                         $     0.41     $     0.10     $     1.18     $     0.81
                                                    ==========     ==========     ==========     ==========
 Dividends declared per share                       $     0.26     $     0.26     $     0.78     $     0.78
                                                    ==========     ==========     ==========     ==========
 Basic weighted average shares outstanding               1,482          1,645          1,541          1,650
                                                    ==========     ==========     ==========     ==========
 Diluted weighted average shares outstanding             1,488          1,645          1,545          1,650
                                                    ==========     ==========     ==========     ==========

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                  -----------------------------
                                                                        NINE MONTHS ENDED
                                                                  -----------------------------
                                                                  SEPTEMBER 30,    September 30,
                                                                  ------------     ------------
                                                                      2001             2000
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash provided (used) in operating activities             $     (1,206)    $      2,368

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans receivable                                       (14,257)         (27,372)
Purchases of securities available-for-sale                             (29,961)          (6,254)
Proceeds from maturities, pay downs and sales of securities
  available-for-sale                                                    40,359            7,390
Purchases of restricted stock                                              (41)            (211)
Proceeds from redemption of restricted stock                                --               31
Purchase of Valley Bancorp, Inc. stock                                    (831)          (1,722)
Purchases of premises and equipment                                       (376)          (2,085)
Proceeds from sale of premises and equipment                                12               --
Proceeds from sale of real estate and other personal property
  owned                                                                    685               71
Acquisition of real estate and other personal property owned               (22)             (34)
Acquired cash and cash equivalents of Valley                                --            1,206
                                                                  ------------     ------------

     Net cash used in investing activities                              (4,432)         (28,980)
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                                20,477           17,286
Net increase (decrease) in Federal Home Loan Bank advances              (2,675)          10,250
Advances on line of credit                                               1,750            1,105
Payments on line of credit                                              (2,000)            (230)
Net decrease in securities sold under agreements to repurchase          (3,315)            (845)
Net decrease in federal funds purchased                                     --             (400)
Increase (decrease) in advances from borrowers for taxes and
  insurance                                                                (90)             491
Proceeds from trust preferred securities                                 3,000               --
Purchase of treasury stock                                              (2,540)            (105)
Dividends paid to stockholders                                          (1,192)          (1,287)
Proceeds from issuance of common stock                                       3               --
                                                                  ------------     ------------

     Net cash provided by financing activities                          13,418           26,265
                                                                  ------------     ------------

Increase (decrease) in cash and cash equivalents                         7,780             (347)
Cash and cash equivalents at beginning of year                          19,451           11,457
                                                                  ------------     ------------
     Cash and cash equivalents at end of period                   $     27,231     $     11,110
                                                                  ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
------------------------------------------------------------------
Cash payments for interest                                        $     12,002     $      6,189
Cash payments for income taxes                                    $      1,129     $        986

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       GENERAL

         United Financial Corp. ("UFC") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 Montana communities and Phoenix and Scottsdale, Arizona. UFC's banking business is conducted through its wholly-owned subsidiary, Heritage Bank, and Valley Bank of Arizona ("Valley Bank"), the wholly-owned subsidiary of Valley Bancorp, Inc. ("Valley"), collectively referred to herein as the "Banks". UFC's wholly-owned subsidiary, United Financial-Montana Capital Trust I administers the $3.0 million of Capital Trust Pass-Through Securities. (See Item 2) UFC, Heritage Bank and Valley are collectively referred to herein as ("United"). United had assets of approximately $378.9 million, deposits of approximately $281.7 million and stockholders' equity of approximately $28.8 million at September 30, 2001.

         UFC is the majority shareholder of Valley, with an ownership of approximately 65% at September 30, 2001. As a result of acquiring over 50% of the outstanding shares of Valley in January 2000, UFC began to consolidate Valley in its financial statements effective January 1, 2000. Valley had assets of approximately $76.1 million, deposits of approximately $64.9 million and stockholders' equity of approximately $8.6 million at September 30, 2001.

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

3.       BASIS OF PRESENTATION

         United's consolidated financial statements, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results anticipated for the year ending December 31, 2001. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the September 30, 2000 financial information to conform to the September 30, 2001 presentation.

4.       STOCK INCENTIVE PLAN

         On May 22, 2001, United's Board of Directors approved a stock option award of 37,816 shares with the option price equal to the May 22, 2001 market price of $17.65.

5.       COMPREHENSIVE INCOME

         United's only significant element of comprehensive income is unrealized gains and losses on securities available-for-sale.

                                              THREE MONTHS ENDED                    Three Months Ended
                                              SEPTEMBER 30, 2001                    September 30, 2000
                                     -----------------------------------    ------------------------------------
                                       BEFORE        TAX         AFTER       Before         Tax          After
                                        TAX        EXPENSE        TAX          Tax         Expense        Tax
                                     ---------    ---------    ---------    ---------     ---------    ---------
Net income                           $   1,025    $     413    $     612    $     275     $     107    $     168

Unrealized and realized
 holding gains arising
  during period                            590          224          366          768           292          476

Less: reclassification adjustment
 for gains included in net income           31           12           19           --            --           --
                                     ---------    ---------    ---------    ---------     ---------    ---------

Net unrealized gains on
 securities available for sale             559          212          347          768           292          476

Less: portion of unrealized gains
  (loss) allocated to minority
  interest                                   7           --            7          (30)           --          (30)
                                     ---------    ---------    ---------    ---------     ---------    ---------

Total comprehensive income           $   1,577    $     625    $     952    $   1,073     $     399    $     674
                                     =========    =========    =========    =========     =========    =========

                                               NINE MONTHS ENDED                     Nine Months Ended
                                              SEPTEMBER 30, 2001                    September 30, 2000
                                     -----------------------------------    ------------------------------------
                                       BEFORE        TAX         AFTER       Before         Tax          After
                                        TAX        EXPENSE        TAX          Tax         Expense        Tax
                                     ---------    ---------    ---------    ---------     ---------    ---------
Net income                           $   3,063    $   1,238    $   1,825    $   2,187     $     853    $   1,334

Unrealized and realized
 holding gains arising
  during period                          1,172          445          727          285           108          177

Less: reclassification adjustment
 for gains included in net income          158           60           98           --            --           --
                                     ---------    ---------    ---------    ---------     ---------    ---------

Net unrealized gains on
 securities available for sale           1,014          385          629          285           108          177

Less: portion of unrealized gains
  (loss) allocated to minority
  interest                                  61           --           61          (98)           --          (98)
                                     ---------    ---------    ---------    ---------     ---------    ---------

Total comprehensive income           $   4,016    $   1,623    $   2,393    $   2,570     $     961    $   1,609
                                     =========    =========    =========    =========     =========    =========


6.       CASH EQUIVALENTS

         For purposes of the consolidated condensed statements of cash flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

7.       COMPUTATION OF NET INCOME PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Potential common stock includes a warrant to purchase 10,000 shares of common stock exercisable at a price of $26.25 per share through February 3, 2003 and the incremental shares under stock option plans. The warrant was excluded from the calculation of diluted EPS for the three month and nine month periods ended September 30, 2001 and 2000 because the effect of inclusion would have been antidilutive using the treasury stock method.

8.       DIVIDENDS DECLARED

         On October 30, 2001, the Board of Directors of United declared a quarterly cash dividend of $.26 per share, payable November 26, 2001, to shareholders of record on November 12, 2001.

9.       TREASURY STOCK

         On August 14, 2001, UFC purchased 7,500 shares of treasury stock at a price of $18.18 per share.

10.      RELATED PARTIES

         Central Financial Services, Inc. ("CFS") provides various management services to UFC and Heritage Bank, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by UFC's Chairman of the Board of Directors and largest shareholder. CFS fees were $279,000, and $263,000 for the nine months ended September 30, 2001 and 2000, respectively.

11.      NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2001, United adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES as amended by SFAS No. 138 ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS Nos. 133 and 138 establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As of September 30, 2001, United was not engaged in hedging activities nor did it hold any derivative instruments which required adjustments to carrying values under SFAS Nos. 133 or 138. Therefore, the adoption had no impact on the consolidated financial statements of United.

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

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require United to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this United must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. United will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and United must perform the second step of the transitional impairment test. In the second step, United must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in United's statement of income.

         As of the date of adoption, United expects to have unamortized goodwill in the amount of $3.0 million and unamortized identifiable intangible assets in the amount of $.4 million, both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $.2 million for the nine months ended September 30, 2001 and $.3 million for the year ended December 31, 2000. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on United's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

2. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO DECEMBER 31, 2000.

(In Thousands)                              SELECTED FINANCIAL CONDITION RECAP
(Unaudited)
                                        SEPT. 30,      Dec. 31,
                                          2001           2000          Change
                                      ------------------------------------------
Cash and cash equivalents               $ 27,231       $ 19,451       $  7,780
Securities available-for-sale             61,015         70,064         (9,049)
Loans receivable, net                    264,747        251,646         13,101
Loans held for sale                        6,568          2,981          3,587
Premises and equipment, net                6,331          6,387            (56)
Real estate and other
 personal property owned                     649          1,021           (372)
Restricted stock, at cost                  3,930          3,709            221
Goodwill, net                              3,124          3,171            (47)
Identifiable intangibles, net                416            468            (52)
All other assets                           4,845          4,903            (58)
Total assets                             378,856        363,801         15,055

Deposits                                 281,656        261,179         20,477
Federal Home Loan Bank advances           49,500         52,175         (2,675)
Securities sold under
 agreements to repurchase                  8,050         11,365         (3,315)
Line of credit                             1,000          1,250           (250)
Trust preferred securities                 3,000             --          3,000
All other liabilities                      3,893          4,359           (466)
Total liabilities                        347,099        330,328         16,771
Stockholders' equity, net                 28,771         29,948         (1,177)

         Total assets increased $15.1 million to $378.9 million at September 30, 2001 from $363.8 million at December 31, 2000. The increase in assets was primarily the result of increase in loans receivable and loans held for sale.

         SECURITIES AVAILABLE-FOR-SALE- Securities available-for-sale decreased $9.1 million to $61.0 million at September 30, 2001 from $70.1 million at December 31, 2000. The decrease was the result of $30.0 million of purchases, offset by $40.4 million of maturities, sales, and principal repayments and a $1.3 million increase in unrealized gains on securities.

         A comparison of the amortized cost and estimated fair value of the consolidated available-for-sale investment portfolio at the dates indicated is as follows:


(In thousands)
(Unaudited)

                                               SEPTEMBER 30, 2001
                               ------------------------------------------------------
                                                GROSS          GROSS        ESTIMATED
                                AMORTIZED    UNREALIZED     UNREALIZED        FAIR
                                  COST          GAINS         LOSSES          VALUE
                               ----------    ----------     ----------     ----------
U.S. GOVERNMENT AND FEDERAL
 AGENCIES                      $   14,920    $      392     $       --     $   15,312
MORTGAGE-BACKED SECURITIES         41,620           750             --         42,370
MUNICIPAL BONDS                     1,784             5             --          1,789
CORPORATE BONDS AND EQUITY
 SECURITIES                         1,542             8             (6)         1,544
                               ----------    ----------     ----------     ----------
                               $   59,866    $    1,155     $       (6)    $   61,015
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
                               ==========    ==========     ==========     ==========

         LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $13.1 million to $264.7 million at September 30, 2001 from $251.6 million at December 31, 2000. The increase is a direct result of strong loan demand generated through officer call programs, increased market area and continued purchase of participation loans and lease financing loans. The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. The Banks also purchased and participated in commercial and lease financing loans. The Banks had $48.2 million of participation and purchased loans as of September 30, 2001.

         During the nine months ended September 30, 2001, loans held for sale increased $3.6 million to $6.6 million at September 30, 2001 from approximately $3.0 million at December 31, 2000. Approximately $116.7 million of loans were originated for sale and $113.1 million of loans were sold to the secondary market during the nine month period ending September 30, 2001.

         ALLOWANCE FOR LOAN LOSSES - The loan loss reserve increased $.6 million to $3.1 million at September 30, 2001 from $2.5 million at December 31, 2000. A loan loss provision of $.9 million for the nine months ended September 30, 2001 was offset by loans in the amount of $.3 million which were determined by United's management to be uncollectible and subsequently charged-off. The loan loss reserve at September 30, 2001 is an amount which management believes is adequate given the low level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at September 30, 2001 was 1.15%.

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

         United places loans on nonaccrual status when collection of principal or interest is considered doubtful. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At September 30, 2001 United had non-accrual loans totaling $1.4 million and loans totaling $.5 million past due 90 days and still accruing.

         United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with GAAP. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At September 30, 2001 and December 31, 2000, United had no assets classified as loss. At September 30, 2001 and December 31, 2000, United had $1.3 million and $.4 million respectively classified as doubtful. At September 30, 2001 and December 31, 2000, United had $.6 million and $.8 million of reported substandard assets respectively. As a percent of total assets, substandard assets were approximately .15% and .21% at September 30, 2001 and December 31, 2000, respectively.

         REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED - During 2000, Heritage Bank was required by its regulators to reclassify to real estate owned an asset held for the production of income which was previously classified in premises and equipment. The carrying value of this property net of accumulated depreciation is $.5 million at both September 30, 2001 and December 30, 2000. The property is currently being leased to a third party.

         Real estate and other personal property owned decreased $.4 million to $.6 million at September 30, 2001 from $1.0 million at December 31, 2000. United acquired additional real estate property of approximately $166,000 during the first nine months of 2001, offset by sales of real estate property with a book value of approximately $405,000. Sale proceeds on the sale were approximately $451,000 resulting in a gain on sale of approximately $46,000. Depreciation on real estate property was approximately $15,000 for the first nine months of 2001. The decrease also includes approximately $274,000 of repossessed personal property acquired by United during the first nine months of 2001, offset by sales of repossessed personal property with a book value of approximately $234,000. Sale proceeds were also approximately $234,000 and no gain or loss was reported. Charge offs to the loan loss provision were approximately 151,000.

         RESTRICTED STOCK - Federal Home Loan Bank (FHLB) stock increased $.2 million to $3.9 million at September 30, 2001 from $3.7 million at December 31, 2000. This increase was the result of $179,800 of reinvested stock dividends and purchases of approximately $41,000. FHLB stock purchases are made as required to support the increased scope of operations.

         PREMISES AND EQUIPMENT - This category remained constant at $6.4 million at September 30, 2001 and at December 31, 2000. The Banks invested approximately $376,000 in fixed assets during the first nine months of 2001. The purchases of premises and equipment were offset by approximately $428,000 of depreciation.

         GOODWILL - Goodwill decreased approximately $142,000 primarily due to amortization during the nine months ending September 30, 2001. This decrease was offset by approximately $95,000 of additional goodwill due to purchases of Valley stock. The goodwill is currently being amortized over 15 to 25 years.

         DEPOSITS - Deposits increased $20.5 million to $281.7 million at September 30, 2001 from $261.2 million at December 31, 2000. This increase was primarily the result of the opening of the two new Heritage Bank branches in Bozeman and Missoula, Montana and the new Valley Bank branch in Scottsdale, Arizona.

         BORROWED FUNDS - FHLB advances decreased $2.7 million from December 31, 2000 to September 30, 2001. Securities sold under agreements to repurchase decreased $3.3 million to $8.1 million at September 30, 2001 from $11.4 million at December 31, 2000. During the first nine months of 2001, $1.7 million was advanced on the line of credit and repayments totaled $2 million.

         TRUST PREFERRED SECURITIES - Trust preferred securities increased $3.0 million at September 30, 2001 as United received funding in July 2001 on $3.0 million of Capital Trust Pass-Through Securities ("TRUPS"). The $3.0 million TRUPS qualify as Tier 1 capital for regulatory reporting purposes and are presented on the balance sheet as subordinated debt for GAAP reporting purposes.

         STOCKHOLDERS' EQUITY - Stockholders' equity decreased $1.2 million to $28.7 million at September 30, 2001 from $29.9 million at December 31, 2000. This decrease is a combination of $1.8 million of net income for the nine months ended September 30, 2001 less cash dividends declared of $1.2 million, purchases of treasury stock of $2.5 million and a $.7 million increase in unrealized gains net of tax effects, associated with securities classified as available-for-sale being adjusted to market value.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS. COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000.

           (In thousands)                               INCOME RECAP
           (Unaudited)                        THREE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------

                                               2001         2000        Change
                                             --------     --------     --------

           Interest income                   $  6,761     $  6,688     $     73
           Interest expense                     3,675        4,019         (344)
                                             --------     --------     --------
            Net interest income                 3,086        2,669          417
           Provision for loan losses              431          847         (416)
                                             --------     --------     --------
           Net interest income after
             provision for loan losses          2,655        1,822          833
           Non-interest income                  1,284        1,033          251
           Non-interest expense                 2,872        2,565          307
                                             --------     --------     --------
            Income before income taxes
             and minority interest              1,067          290          777
           Provision for income taxes             413          107          306
                                             --------     --------     --------
            Net income before minority
             interest                        $    654     $    183     $    471
                                             ========     ========     ========


         NET INTEREST INCOME - Like most financial institutions, the most significant component of both the Banks' and Valley's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.4 million from $2.7 million for the three months ended September 30, 2000 to $3.1 million for the three months ended September 30, 2001. Net interest margin increased .31% from 3.15% for the three month period ended September 30, 2000 to 3.46% for the three month period ended September 30, 2001. Net interest spread increased .35% from 2.88% for the three month period ended September 30, 2000 to 3.23% for the three month period ended September 30, 2001. The increase in net interest income, lower funding rates at FHLB and decreased competition for loan rates resulted in an increase in net interest margin. United has used the funds from additional deposits and borrowings to fund growth in its real estate loan portfolio and to manage interest rate risk.

         INTEREST INCOME - Interest income remained at $6.8 million for the three month periods ended September 30, 2000 and September 30, 2001.

         For the three month period ended September 30, 2001, compared to the three month period ended September 30, 2000, interest on loans receivable increased $.1 million, interest on mortgage-backed securities and investments decreased $.2 million and interest on other interest-earning assets increased $.1 million.

         INTEREST EXPENSE - Interest expense decreased $.3 million from $4.0 million for the three month period ended September 30, 2000 to $3.7 million for the three month period ended September 30, 2001.

         For the three month period ended September 30, 2001, compared to the three month period ended September 30, 2000, interest on other borrowings decreased $.3 million. The increase in interest expense due to the $3.0 million increase in trust preferred securities was offset by a decrease in interest expense on deposits.

         PROVISION FOR LOAN LOSSES - United provided $431,000 for loan losses for the three months ended September 30, 2001, as compared to $847,000 for the same period last year. The three month provision of $847,000 in 2000 included a one-time special provision of $810,000 related to the deterioration of a single loan. Heritage Bank made a one-time special provision for this single loan of $675,000, while the remaining balance of $135,000 was made by Valley.

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

         NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.2 million from $1.0 million for the three month period ended September 30, 2000 to $1.2 million for the three month period ended September 30, 2001. United experienced a significant increase in the home lending market, as interest rates remained at levels favorable for lending during the three month period ended September 30, 2001.

         NON-INTEREST EXPENSE - United's non-interest expense increased $.3 million during the three month period ending September 30, 2001 as compared to the same period in 2000.

         INCOME TAXES - Income tax expense increased $.3 million to $413,000 for the three month period ending September 30, 2001 from $107,000 for the same period of 2000. This was a result of higher earnings in the current quarter due to the one-time special loan loss provisions discussed above, which were taken in the three month period ended September 30, 2000.

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

         The following table sets forth certain operating segment information for the three month periods ended September 30, 2001 and 2000(in thousands except per share data).

                                                  HERITAGE
2001:                                               BANK          VALLEY         OTHER        CONSOLIDATED
                                                ------------   ------------   ------------    ------------
Net interest income (loss)                      $      2,403   $        732   $        (49)   $      3,086
Provision for loan losses                                395             36             --             431
                                                ------------   ------------   ------------    ------------
Net interest income (loss) after
 provision for loan losses                             2,008            696            (49)          2,655

Non-interest income                                    1,224             60             --           1,284

Non-interest expense                                   2,145            583            144           2,872
                                                ------------   ------------   ------------    ------------

Income (loss) before income taxes
 and minority interest                                 1,087            173           (193)          1,067

Income tax expense (benefit)                             416             64            (67)            413

Minority interest                                         --             --            (42)            (42)
                                                ------------   ------------   ------------    ------------
Net income (loss)                                        671            109           (168)            612

Amortization of goodwill, core deposit
 intangible and purchase valuations                       64             --             22              86
                                                ------------   ------------   ------------    ------------

Cash earnings (loss)                            $        735   $        109   $       (146)   $        698
                                                ============   ============   ============    ============

PER SHARE DATA

Basic earnings per share                                                                      $       0.41
Diluted earnings per share                                                                    $       0.41

Basic cash earnings per share                                                                 $       0.47
Diluted cash earnings per share                                                               $       0.47

Weighted average shares outstanding - basic                                                          1,482
Weighted average shares outstanding - diluted                                                        1,488

                                                  HERITAGE       HERITAGE
2000:                                               BANK        STATE BANK       VALLEY         OTHER        CONSOLIDATED
                                                ------------   ------------   ------------   ------------    ------------
Net interest income                             $      1,926   $        149   $        585   $          9    $      2,669
Provision for loan losses                                687             --            160             --             847
                                                ------------   ------------   ------------   ------------    ------------
Net interest income after
 provision for loan losses                             1,239            149            425              9           1,822

Non-interest income                                      870             11            152             --           1,033

Non-interest expense                                   1,821            111            529            104           2,565
                                                ------------   ------------   ------------   ------------    ------------

Income (loss) before income
 taxes and minority interest                             288             49             48            (95)            290

Income tax expense (benefit)                             108             19             15            (35)            107

Minority interest                                         --             --             --            (15)            (15)
                                                ------------   ------------   ------------   ------------    ------------
Net income (loss)                                        180             30             33            (75)            168

Amortization of goodwill,
 core deposit intangible,
 and purchase valuations                                  76              8             --             22             106
                                                ------------   ------------   ------------   ------------    ------------

Cash earnings (loss)                            $        256   $         38   $         33   $        (53)   $        274
                                                ============   ============   ============   ============    ============

PER SHARE DATA

Basic earnings per share                                                                                     $       0.10
Diluted earnings per share                                                                                   $       0.10

Basic cash earnings per share                                                                                $       0.17
Diluted cash earnings per share                                                                              $       0.17

Weighted average shares outstanding - basic                                                                         1,645
Weighted average shares outstanding - diluted                                                                       1,645


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

5. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000.

           (In thousands)                              INCOME RECAP
           (Unaudited)                           NINE MONTHS ENDED SEPT. 30,
                                             ----------------------------------
                                               2001         2000        Change
                                             --------     --------     --------
           Interest income                   $ 20,343     $ 18,857     $  1,486
           Interest expense                    11,561       10,917          644
                                             --------     --------     --------
            Net interest income                 8,782        7,940          842
           Provision for losses on loans          890        1,376         (486)
                                             --------     --------     --------
           Net interest income after
             provision for losses on loans      7,892        6,564        1,328
           Non-interest income                  3,498        2,790          708
           Non-interest expense                 8,191        7,050        1,141
                                             --------     --------     --------
            Income before income taxes
             and minority interest              3,199        2,304          895
           Provision for income tax expense     1,238          853          385
                                             --------     --------     --------
            Net income before minority
             interest                        $  1,961     $  1,451     $    510
                                             ========     ========     ========


         NET INTEREST INCOME - Net interest income increased $.9 million from $7.9 million for the nine months ended September 30, 2000 to $8.8 million for the nine months ended September 30, 2001. Net interest margin increased .06% to 3.32% for the nine month period ended September 30, 2001 from 3.26% for the same period last year. Net interest spread increased .07% to 3.05% for the nine month period ended September 30, 2001 from 2.98% for the same period last year. The increase in net interest income, lower funding rates at FHLB and decreased competition for loan rates resulted in an increase in net interest margin. United has used the funds from additional deposits and borrowings to fund growth in its real estate loan portfolio, as well as to manage interest rate risk.

         INTEREST INCOME - Interest income increased $1.5 million from $18.8 million for the nine month period ended September 30, 2000 to $20.3 million for the nine month period ended September 30, 2001.

         For the nine month period ended September 30, 2001, compared to the nine month period ended September 30, 2000, interest on loans receivable increased $1.6 million, interest on mortgage-backed securities and investments decreased $.3 million and interest on other interest-earning assets increased $.2 million.

         INTEREST EXPENSE - Interest expense increased $.6 million from $10.9 million for the nine month period ended September 30, 2000 to $11.6 million for the nine month period ended September 30, 2001.

         For the nine month period ended September 30, 2001, compared to the nine month period ended September 30, 2001, interest on deposits increased $.8 million, and interest on other borrowings decreased $.2 million.

         PROVISION FOR LOAN LOSSES - United provided $.9 million for loan losses for the nine months ended September 30, 2001, as compared to $1.4 million in the first nine months of 2000. The nine month provision in 2000 of $1.4 million included a one-time special provision of $.8 million related to the deterioration of a single loan. Heritage Bank made a one-time special provision for this single loan of $.7 million, while the remaining balance of $.1 million was made by Valley. The regular nine month loan loss reserve of $.6 million was made by United as a result of strong loan demand and increased non-performing assets.

         NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.7 million from $2.8 million for the nine months ended September 30, 2000 to $3.5 million for the nine months ended September 30, 2001. United did experience a rebound in the home lending market as compared to 2000, and particularly the refinancing market during the first nine months of 2001, as interest rates were lower than the same period last year. As a result of this strong market demand for home loans, mortgage fee income increased $.5 million in the first nine months of 2001. Customer service charges and gain on sale of securities available-for-sale increased $.1 million and $.2 million respectively in the first nine months of 2001. Other income decreased $.1 million.

         NON-INTEREST EXPENSE - United's non-interest expense increased $1.1 million during the nine month period ending September 30, 2001 as compared to the same period in 2000. Compensation and benefits increased $.5 million and other operating expenses increased $.6 million.

         INCOME TAXES - Income tax expense increased $.4 million for the nine month period ended September 30, 2001 as compared to the same period in 2000. This is the result of an increase in income before income taxes (adjusted for minority interest) of $.5 million due primarily to the one-time special loan loss reserve charge in 2000 discussed above.

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

         The following table sets forth certain operating segment information for the nine month periods ended September 30, 2001 and 2000(in thousands except per share data).

                                                  HERITAGE
2001:                                               BANK          VALLEY          OTHER       CONSOLIDATED
                                                ------------   ------------   ------------    ------------
Net interest income (loss)                      $      6,739   $      2,109   $        (66)   $      8,782
Provision for loan losses                                805             85             --             890
                                                ------------   ------------   ------------    ------------
Net interest income (loss) after                       5,934          2,024            (66)          7,892
 provision for loan losses

Non-interest income                                    3,185            313             --           3,498

Non-interest expense                                   5,989          1,823            379           8,191
                                                ------------   ------------   ------------    ------------

Income (loss) before income taxes
 and minority interest                                 3,130            514           (445)          3,199

Income tax expense (benefit)                           1,197            189           (148)          1,238

Minority interest                                         --             --           (136)           (136)
                                                ------------   ------------   ------------    ------------
Net income (loss)                                      1,933            325           (433)          1,825

Amortization of goodwill, core deposit
 intangible and purchase valuations                      198             --             67             265
                                                ------------   ------------   ------------    ------------

Cash earnings (loss)                            $      2,131   $        325   $       (366)   $      2,090
                                                ============   ============   ============    ============

PER SHARE DATA

Basic earnings per share                                                                      $       1.18
Diluted earnings per share                                                                    $       1.18

Basic cash earnings per share                                                                 $       1.36
Diluted cash earnings per share                                                               $       1.35

Weighted average shares outstanding - basic                                                          1,541
Weighted average shares outstanding - diluted                                                        1,545

                                                  HERITAGE       HERITAGE
2000:                                               BANK        STATE BANK       VALLEY         OTHER        CONSOLIDATED
                                                ------------   ------------   ------------   ------------    ------------
Net interest income                             $      5,702   $        456   $      1,745   $         37    $      7,940
Provision for loan losses                              1,130             --            246             --           1,376
                                                ------------   ------------   ------------   ------------    ------------
Net interest income after
 provision for loan losses                             4,572            456          1,499             37           6,564

Non-interest income                                    2,385             43            362             --           2,790

Non-interest expense                                   4,950            346          1,460            294           7,050
                                                ------------   ------------   ------------   ------------    ------------

Income (loss) before income
 taxes and minority interest                           2,007            153            401           (257)          2,304

Income tax expense (benefit)                             764             59            148           (118)            853

Minority interest                                         --             --             --           (117)           (117)
                                                ------------   ------------   ------------   ------------    ------------
Net income (loss)                                      1,243             94            253           (256)          1,334

Amortization of goodwill,
 core deposit intangible,
 and purchase valuations                                 229             23             --             68             320
                                                ------------   ------------   ------------   ------------    ------------

Cash earnings (loss)                            $      1,472   $        117   $        253   $       (188)   $      1,654
                                                ============   ============   ============   ============    ============

PER SHARE DATA

Basic earnings per share                                                                                     $       0.81
Diluted earnings per share                                                                                   $       0.81

Basic cash earnings per share                                                                                $       1.00
Diluted cash earnings per share                                                                              $       1.00

Weighted average shares outstanding - basic                                                                         1,650
Weighted average shares outstanding - diluted                                                                       1,650

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

         The following summarizes the sensitivity analysis for the Banks as of June 30, 2001, the most recent information available. Management believes there has been no material change in interest rate risk since June 30, 2001. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United's Annual Report on Form 10-K for the year ended December 31, 2000.

HERITAGE BANK
Estimated increase (decrease)
in net interest income:                      +200 bp              -200 bp
                                             -------              -------

         0-90 days                         $  (27,718)           $   4,787
         91-365 days                         (663,588)             425,366
         2 years                           (1,475,321)             834,121
         3 years                           (2,287,054)           1,242,876

VALLEY BANK
Estimated increase (decrease)
in net interest income:                      +200 bp              -200 bp
                                             -------              -------

         0-90 days                         $   6,807             $ (24,555)
         91-365 days                         (72,888)              (97,936)
         2 years                            (102,388)             (258,164)
         3 years                            (131,888)             (418,391)

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

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

         Although not involved in any material pending litigation as of September 30, 2001, United is a defendant in various legal proceedings arising in the normal course of business.

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

ITEM 5   OTHER INFORMATION.

         None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

A.       The following exhibits are included herein:

Exhibit
Number        Description of Exhibit
-------       ------------------------------------------------------------------

              None

B.       Reports on Form 8-K

         Item 4. Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.



Date    November 13, 2001               /s/ John M. Morrison
     -----------------------            -------------------------------------
                                        John M. Morrison
                                        Chairman of the Board
                                        (Duly Authorized
                                        Representative)




Date    November 13, 2001               /s/ Kurt R. Weise
     -----------------------            -------------------------------------
                                        Kurt R. Weise
                                        President and Chief
                                        Executive Officer
                                        (Duly Authorized
                                        Representative)


                                    Pagea 23