Form 10-K
period 2001-12-31
UNITED FINANCIAL CORP \MN\
filed 2002-03-29
CIK 1011309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of February 28, 2002, was $15,687,141.

         The number of shares of Registrant's common stock outstanding on February 28, 2002 was 1,478,152. Registrant's common stock is traded on the Nasdaq National Market, under the symbol UBMT.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                             UNITED FINANCIAL CORP.
                          2001 FORM 10-K ANNUAL REPORT

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................16

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..................................................16

ITEM 6.  SELECTED FINANCIAL DATA..............................................18

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................19

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........36

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................37

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................37

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................38

ITEM 11. EXECUTIVE COMPENSATION...............................................38

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.......................................................38

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................38

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K..........................................................39

                                     PART I

ITEM 1.      BUSINESS

         GENERAL. United Financial Corp. ("UFC") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 Montana communities and Phoenix and Scottsdale, Arizona. UFC's banking business in Montana is conducted through its wholly-owned subsidiary, Heritage Bank ("Heritage Bank"), and in Arizona is conducted through Valley Bank of Arizona ("Valley Bank"), the wholly-owned subsidiary of Valley Bancorp, Inc. ("Valley"), a majority-owned subsidiary of UFC. Heritage Bank and Valley Bank are collectively referred to herein as the "Banks". UFC's wholly-owned subsidiary, United Financial-Montana Capital Trust I was established in 2001 to issue and administer $3.0 million of Capital Trust Pass-Through Securities. (See Part IV, Item 14-"Notes to Consolidated Financial Statements-Trust Preferred Securities"). UFC, Heritage Bank and Valley are collectively referred to herein as ("United"). United had assets of approximately $382.7 million, deposits of approximately $282.4 million and stockholders' equity of approximately $28.6 million at December 31, 2001.

         UFC owned approximately 65% of Valley at December 31, 2001. As a result of acquiring over 50% of the outstanding shares of Valley in January 2000, UFC has consolidated Valley in its financial statements effective January 1, 2000. See Part IV, Item 14 - "Notes to Consolidated Financial Statements-Acquisition". The aggregate purchase price of all shares of Valley purchased by UFC to date is approximately $7.2 million. Valley had assets of approximately $70.3 million, deposits of approximately $58.7 million and stockholders' equity of approximately $8.2 million at December 31, 2001.

         Heritage Bank is a state-chartered commercial bank with locations in Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls, Havre, Missoula, Shelby, Hamilton, Kalispell, and Libby, Montana. Valley Bank is a state-chartered commercial bank with locations in Phoenix and Scottsdale, Arizona. The Banks are engaged in the community banking business of attracting deposits from the general public through their offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in their market areas in Montana and Arizona. A majority of the Banks' banking business is conducted in the Great Falls and Phoenix areas. The Banks also invest in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets. Heritage Bank also holds a 14% ownership interest in Bankers' Resource Center, a computer data center.

         During 1998, United formed Heritage State Bank("State Bank"), a state-chartered commercial bank, to acquire a portion of the business of a failed commercial bank in Fort Benton, Montana. State Bank had one branch office in Geraldine, Montana. On the acquisition date, United, through State Bank, acquired certain assets of approximately $1.6 million and assumed certain liabilities of approximately $14 million. State Bank paid a $454,000 premium for the right to acquire such assets and assume the bank's insured deposits. The acquisition of State Bank was accounted for as a purchase. Effective January 1, 2001, State Bank merged with Heritage Bank.

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

         HERITAGE BANK AND STATE BANK MERGER. Effective January 1, 2001, Heritage Bank F.S.B., a federally-chartered stock savings bank, merged into State Bank's state banking charter. State Bank then changed its name to Heritage Bank and relocated its main office to Great Falls, Montana. Since 2001, Heritage Bank has been regulated by the FDIC and the State of Montana.

LENDING ACTIVITIES

         GENERAL. Lending activities are United's primary source of both interest income and fee income. United's interest income from loans receivable was approximately $22.4 million, $20.9 million and $14.0 million, or approximately 83%, 81% and 80% of total interest income, for the years ended December 31, 2001, 2000 and 1999, respectively. Part of the increase in interest income in 2000 resulted from the inclusion of $3.7 million from the consolidation of Valley. United's principal lending activity has been the origination of real estate loans, including conventional residential real estate loans (loans which are neither insured nor partially guaranteed by government agencies) and residential real estate loans insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"), agricultural loans and commercial loans.

         The following table sets forth the composition of United's loans receivable at December 31, 2001, 2000, 1999, 1998 and on a pro forma combined basis 1997:

(Dollars in thousands)
                                       December 31,            December 31,            December 31,
                                   --------------------    --------------------    --------------------
                                           2001                    2000                    1999
                                   --------------------    --------------------    --------------------
                                    Amount     Percent      Amount     Percent      Amount     Percent
                                   --------    --------    --------    --------    --------    --------
Loans secured by real
   estate:
  1 - 4 residential                $ 32,539        12.3%   $ 33,855        13.3%   $ 34,097        18.1%
  5 or more residential               5,010         1.9       6,326         2.5       5,237         2.8
  Construction                       19,384         7.3      12,850         5.0      10,564         5.6
  Agricultural                       24,655         9.3      24,689         9.7      16,210         8.6
  Commercial                         77,628        29.5      65,268        25.7      30,594        16.3
                                   --------    --------    --------    --------    --------    --------
Total loans secured by real
   estate                           159,216        60.3     142,988        56.2      96,702        51.4
  Commercial loans                   60,579        22.9      69,324        27.3      60,060        32.0
  Tax exempt municipal loans          1,685          .6       1,489          .6       1,428          .8
  Agricultural loans                 11,607         4.4      10,469         4.1       9,805         5.2
  Savings account and other
   loans                              1,532          .6       1,138          .5         961          .5
  Second mortgage consumer
   loans                              5,438         2.1       4,745         1.9       7,702         4.1
  Auto and other consumer loans      23,970         9.1      24,019         9.4      11,276         6.0
                                   --------    --------    --------    --------    --------    --------
Total loans receivable              264,027       100.0%    254,172       100.0%    187,934       100.0%
                                               ========                ========                ========
 Less:
  Allowance for loan losses           3,503                   2,526                   1,586
                                   --------                --------                --------
Net loans receivable               $260,524                $251,646                $186,348
                                   ========                ========                ========

(Dollars in thousands)                                       Pro Forma Combined (1)
                                         December 31,             December 31,
                                     ---------------------------------------------
                                             1998                     1997
                                     --------------------     --------------------
                                      Amount     Percent       Amount     Percent
                                     --------    --------     --------    --------
Loans secured by real
   estate:
  1 - 4 residential                  $ 27,109        18.7%    $ 43,156        45.4%
  5 or more residential                 6,601         4.6        6,705         7.1
  Construction                          9,224         6.4        5,476         5.8
  Agricultural                         10,275         7.1        2,980         3.1
  Commercial                           27,449        18.9       11,437        12.0
                                     --------    --------     --------    --------
Total loans secured by real
   estate                              80,658        55.7       69,754        73.4
  Commercial loans                     37,564        25.9       13,435        14.2
  Tax exempt municipal loans            1,477         1.0          795          .8
  Agricultural loans                    8,191         5.7        2,951         3.1
  Savings account and other loans         728          .5          616         0.7
  Second mortgage consumer loans        9,066         6.3        2,311         2.5
  Auto and other consumer loans         7,160         4.9        5,075         5.3
                                     --------    --------     --------    --------
Total loans receivable                144,844       100.0%      94,937       100.0%
                                                 ========                 ========
 Less:
  Allowance for loan losses             1,485                    1,146
                                     --------                 --------
Net loans receivable                 $143,359                 $ 93,791
                                     ========                 ========

(1) UFC is the result of the combination on February 3, 1998(the "Heritage Merger") of two Montana-based savings and loan holding companies:
         Heritage Bancorporation ("Heritage") and United Financial Corp. (as it existed prior to the merger, "Old United"). The pro forma combined financial data combines the historical consolidated financial data of Heritage and Old United as of December 31, 1997 as if the Heritage Merger, which was effective on February 3, 1998 (the "Heritage Merger Effective Date"), had been effective on December 31, 1997. See Item 7.-"Selected United Financial Data-General."

         RESIDENTIAL (NON-CONSTRUCTION) REAL ESTATE LENDING. Residential mortgage lending constitutes a significant portion of United's lending activities. United's residential loan originations are conducted by residential loan production officers in its ten banking offices and its two loan production offices in Montana. Virtually all of United's residential loan production is secured by properties located in Montana.

         Under United's residential lending policies, most loans originated conform to Government National Mortgage Association/Federal National Mortgage Association ("GNMA/FNMA") secondary mortgage market standards and are secured by residential property with a value of not more than 80% (or 95% if private mortgage insurance is obtained) of the principal amount of the loan. In accordance with federal guidelines, an appraisal by an independent licensed or certified appraiser is required for residential loans in excess of $250,000. United generally also obtains appraisals or valuations on most residential loans under $250,000. The terms of United's conventional real estate loans provide that the loan can be prepaid without penalty and typically include a due-on-sale clause that provides for acceleration of indebtedness upon the sale or other disposition of secured property. Evidence of fire, casualty and hazard insurance with a mortgagee clause in favor of United is required prior to settlement of residential and commercial real estate loans. Title insurance is generally required on properties securing such loans.

         Most of United's residential loans are originated through personal contacts of loan officers, including contacts with local realtors, and through referrals from deposit customers. Although the majority of United's loans are fixed rate loan products that are subsequently sold, United does offer a wide variety of adjustable rate residential loans. The interest rates on variable loans will vary with the movement of the index upon which the interest rates are based. If the interest rates change, loan payments, balances or terms may be adjusted. United's primary indexes are the 1, 3, 5 and 10-year constant maturity Treasury indexes. Most of the ARMs currently originated by United have loan terms of 10 to 30 years with rate adjustments generally every 1, 3, 5 or 10 years during the term of the loan. Generally, interest rate adjustments on United's ARMs are limited to changes of 2.5% - 3.25% per year and 6% - 10% for the life of the loan.

         The majority of United's total production of long-term (15 to 30-year maturity) fixed rate residential loans is originated according to pre-arranged underwriting standards that result in immediate sale to the secondary market, primarily to mortgage bankers and pension funds. While origination and sale of these loans produces fee income, the loans are carried at their outstanding principal balance, which is the contracted purchase price, and therefore no gain or loss is realized at sale, except for gains associated with recognizing any retained mortgage servicing rights. United sold long-term fixed-rate mortgage loans to the secondary market in aggregate amounts of approximately $167.5 million in 2001. United also sells long-term fixed-rate loans that are refinances of existing portfolio loans or permanent financing of completed construction loans to the secondary market or State of Montana housing agencies. These loans are carried at their outstanding principal balance, which was the contracted purchase price, and therefore no gain or loss is realized at sale. During 2001, United sold portfolio loans in aggregate amounts of approximately $.3 million. United retains a limited number of adjustable rate mortgages and fixed rate mortgage loans up to 15-year maturities for its own portfolio.

         REAL ESTATE CONSTRUCTION LOANS. In addition to permanent real estate mortgage loans, United also provides interim financing for the construction of single-family and multi-unit dwellings, commercial real estate and improvements of real estate. Construction loans are generally made for periods of approximately nine months, with interest paid at periodic intervals. Such loans may be extended for several months due to adverse weather conditions or other justifiable delays in construction. United provides financing primarily for a limited number of contractors who have demonstrated an ability to complete projects and financial responsibility in residential development and construction and have operated in United's lending area for a number of years. United also provides construction loans for clients who have made the decision to construct a new home for their personal use and in that case the bank client will choose their own contractor who is then approved by the Banks. The Banks assure that permanent financing is in place prior to entering into a construction loan for an individual client.

         COMMERCIAL AND AGRICULTURAL REAL ESTATE LOANS. United engages in commercial real estate lending secured by both commercial and agricultural properties. Occasionally when making such loans, United participates in the U.S. Small Business Administration's program for guaranteed commercial real estate loans. United's loans on commercial and agricultural real estate are primarily first lien loans with 10 to 15-year maturities and adjustable interest rates based on U.S. Treasury indexes for 1, 3 and 5 years. While government regulations limit the level of commercial real estate lending by a financial institution to 400% of its capital, this limitation has not had a material impact on the lending activities of the Banks to date.

         NON-MORTGAGE COMMERCIAL AND AGRICULTURAL LENDING. In addition to real estate lending, United offers commercial and agricultural non-mortgage loans.

         United offers commercial lines of credit, equipment term loans, working capital loans and loans guaranteed by the Small Business Administration to its business customers. It also offers seasonal lines of credit and term equipment loans to its agricultural borrowers and purchases, on a participation basis, loans originated outside its normal market areas. Participaion loans are generally purchased from commercial banks and third party loan production offices. Generally, these purchased participations allow United to diversify its geographic risk and are purchased with a higher level of underwriting standards since a direct customer relationship does not exist.

         CONSUMER LENDING. United's consumer loan portfolio includes home equity, home improvement, line of credit, auto, deposit account, dealer loans and credit card receivables. United has entered into agreements with certain local merchants to purchase qualifying conditional sales contracts. United's consumer lending is conducted at branch offices and United's home offices in

Great Falls and Phoenix. United requires fire, hazard and casualty insurance for loans secured by home equity and casualty insurance for loans secured by autos and recreational vehicles. The Banks also maintain an underlying vendors single interest insurance policy to protect it in the event a loss is incurred to a non-customer insured vehicle.

INVESTMENT ACTIVITIES

         The investment activities of United are designed to provide an investment alternative for funds not presently required to meet loan demand, assist in maximizing income, supply collateral to secure public funds and retail repurchase agreements, provide a means for balancing market and credit risks, and provide consistent income and market value throughout changing economic times.

         Interest income from investment activities was approximately $3.9 million, $4.4 million, and $3.2 million, or approximately 14.4%, 17.1% and 18.2% of United's total interest income for the years ended December 31, 2001, 2000, and 1999, respectively.

         United's portfolio consists primarily of obligations of the U.S. government and its agencies, mortgage-backed securities, municipal bonds and corporate bonds and equity securities. United's investment portfolio does not contain a concentration of investments in any one issuer in excess of 10% of United's total investment portfolio, except for securities of the U.S. government and U.S. government agencies. All of United's investments are classified as available-for-sale.

         The following table sets forth the carrying values of United's investments at December 31, 2001, 2000 and 1999:

    (Dollars in thousands)
                                             December 31,    December 31,    December 31,
                                                 2001            2000            1999
                                             ------------    ------------    ------------
    U.S. government and federal agencies     $     30,707    $     23,872    $      9,794
    Mortgage-backed securities                     39,282          41,536          39,455
    Municipal bonds                                 1,745           2,717           1,935
    Corporate bonds and equity securities           1,529           1,939           1,860
                                             ------------    ------------    ------------
                                             $     73,263    $     70,064    $     53,044
                                             ============    ============    ============

         During 2001, United received $14.6 million in mortgage-backed security principal payments and had $21.4 million of calls and maturities of investment securities. United sold $7.8 million of investment securities and mortgage-backed securities while purchasing $46.3 million in investment securities and mortgage-backed securities. United recorded an unrealized gain in market values of its investment portfolio of $.8 million, and a realized gain of $.2 million, before taxes.

         During 2000, United received $8.8 million in mortgage-backed security principal payments and had $0.8 million of calls and maturities of investment securities, while purchasing $7.8 million in investment securities and mortgage-backed securities. United recorded an unrealized gain in market values of its investment portfolio of $1.4 million. The remaining increase of $17.5 million was due to the consolidation of Valley.

SOURCES OF FUNDS

         The primary sources of funds for United's lending and investment activities are deposits, repurchase agreements, Federal Home Loan Bank ("FHLB") borrowings, loan and mortgage-backed securities repayments, proceeds from loan sales, investment securities, interest payments and maturities, and net operating revenues. United has used the funds from additional deposits and FHLB borrowings to fund growth in its real estate loan portfolio and to manage interest rate risk.

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

         The following table sets forth the composition of United's deposits at December 31, 2001, 2000 and 1999:

(Dollars in thousands)       December 31,            December 31,             December 31,
                        --------------------     --------------------     --------------------
                                2001                     2000                     1999
                        --------------------     --------------------     --------------------
Type:                    Amount     Percent       Amount     Percent       Amount     Percent
                        --------    --------     --------    --------     --------    --------
Non-interest bearing    $ 46,689        16.5%    $ 33,349        12.7%    $ 18,751        10.4%
Interest bearing:
  NOW & money market
   demand accounts        50,990        18.1       52,018        20.0       23,333        13.0
  Savings accounts        62,283        22.1       49,203        18.8       48,295        26.8
  Time deposits          122,438        43.3      126,609        48.5       89,503        49.8
                        --------    --------     --------    --------     --------    --------
Total                   $282,400       100.0%    $261,179       100.0%    $179,882       100.0%
                        ========    ========     ========    ========     ========    ========

         Scheduled maturities of certificates of deposit at December 31, 2001 are as follows:

                      (Dollars in thousands)
                      Due within one year                                            $ 88,625
                      Due within two to three years                                    28,276
                      Due within four to five years                                     5,537
                                                                                    ---------
                      Totals                                                         $122,438
                                                                                    =========

         Time deposits of $100,000 or more were approximately $34.0 million, $30.8 million, and $15.9 million at December 31, 2001, 2000, and 1999, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

         The maturity of time deposits of $100,000 or more at December 31, 2001 was as follows:

                                (Dollars in thousands)
                                Less than three months                       $ 10,097
                                Three to six months                             6,370
                                Six to twelve months                            9,636
                                Greater than twelve months                      7,906
                                                                             --------
                                Total                                         $34,009
                                                                             ========

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

         BORROWINGS. United relies to a significant extent on borrowings from the FHLB to finance its short-term, and increasingly its longer term, financing needs. The FHLB functions as the central reserve bank providing credit for savings institutions and certain other member financial institutions. Borrowings from the FHLB are available at various maturities, which facilitates the accurate matching of asset and liability maturity dates. In 2001, United used these available borrowings in part to fund expansion of its lending activities, and to manage interest rate risk.

         As members of the FHLB, the Banks are required to own capital stock in the FHLB and are authorized to apply for advances on the security of specified collateral. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Each of Heritage Bank's and Valley Bank's established available FHLB advance credit lines for 2001 was 25% of assets. The FHLB is required to review its credit limitations and standards at least annually. At December 31, 2001, 2000 and 1999, $50.5 million, $52.2 million and $46.4 million, respectively, of FHLB advances were outstanding.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. United also generates funds through the sale of investment securities under agreements requiring their repurchase at a premium that represents interest. The securities underlying agreements to repurchase are for the same securities originally sold and are held in a custody account by a third party. For the years ended December 31, 2001, 2000 and 1999, securities sold under agreements to repurchase averaged approximately $8.7 million, $11.5 million and $10.3 million, respectively. The maximum outstanding at any month end during the years ended December 31, 2001, 2000 and 1999 was approximately $9.6 million, $13.9 million and $11.5 million, respectively. United had $9.6 million, $11.4 million and $11.5 million of securities sold under repurchase agreements at December 31, 2001, 2000 and 1999, respectively.

         TRUST PREFERRED SECURITIES. In July 2001, UFC issued junior subordinated debentures, aggregating $3.0 million to United Financial-Montana Capital Trust I (Trust). The Trust issued preferred securities, as part of a pooled issue, with an aggregate liquidation amount of $3.0 million ($1,000 per capital security) to third-party investors. The junior subordinated debentures and cash are the sole assets of the Trust. The preferred securities are includable as Tier I capital for regulatory capital purposes. The offering price was $1,000 per capital security. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a semi-annual basis, which are included in interest expense. The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly-owned by UFC. The junior subordinated debentures and preferred securities will mature on July 25, 2031. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, after five years at decreasing premiums with the permission of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). UFC has provided a full and unconditional guarantee of the obligations of the Trust in the event of the occurrence of an event of default, as defined. Debt issuance costs totaling $118,812 were capitalized related to the debenture offering and are being amortized over the 10-year non-premium callable life of the preferred securities.

OTHER ACTIVITIES

         Heritage Bank also holds a 14% ownership interest in Bankers' Resource Center, a computer data center, which provides certain data processing services to Heritage Bank and UFC. Heritage Bank had a wholly-owned service corporation, CSC, which owned and managed a limited amount of real estate held for investment during 1999, was inactive during 2000 and was dissolved in 2001.

MARKET AREA

         Great Falls, the county seat of Cascade County and a regional trade center, is one of the largest cities in Montana. The estimated 2001 Great Falls and Cascade County populations were approximately 57,000 and 80,000, respectively. The economy of Great Falls is largely based on agriculture, health care and Department of Defense activities. Malmstrom Air Force Base ("MAFB"), which employs approximately 4,600 people, is the largest employer in Great Falls and Cascade County. Any significant reduction in size or closure of MAFB would likely adversely affect United and its results of operations and financial condition.

         The economies of Chester, Fort Benton, Geraldine, Glendive, Havre, Libby and Shelby, Montana are dependent to a large extent on agricultural, livestock and railroad activities. Areas such as Bozeman, Great Falls, Hamilton, Kalispell, Libby and Missoula are supported in part by tourism and higher education. Nevertheless, agriculture is the predominant activity in the State of Montana and any adverse trends in agriculture could adversely affect United and its results of operations and financial condition.

         Phoenix is the largest metropolitan area in Arizona with a population of approximately 3 million. Arizona is one of the fastest growing states in the nation, according to the 2000 Census. Arizona's population grew to 5.1 million or 40% over the past decade, more than triple the national rate. Major employment industries are service industries, construction in Arizona and light manufacturing. A slowdown in the real estate economy or manufacturing could adversely affect United and its results of operations and financial condition.

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

EMPLOYEES

         At February 28, 2002, Heritage Bank employed 96 full-time employees and 24 part-time employees, and Valley employed 17 full-time employees and 3 part-time employee. United maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, paid sick leave, disability, life insurance and 401K retirement plans. United's employees are not represented by any collective bargaining group. See Part IV,
Item 14. - "Notes to Consolidated Financial Statements - Employee Benefit
Plans."

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to the executive officers of UFC. All executive officers are elected annually by the Board of Directors. There are no arrangements or understandings between individual officers and any other person pursuant to which he or she was elected as an officer.

Name                       Age              Position Held
----                       ---              -------------

John M. Morrison           65       Chairman of UFC; Director of Heritage Bank
                                    and Valley
Kurt R. Weise              45       Director, President and Chief Executive
                                    Officer of UFC; Director and Vice President
                                    of Heritage Bank; Vice President and
                                    Director of Valley and Valley Bank
Kevin P. Clark             46       Director, Secretary and Senior Vice
                                    President of UFC; Director, President and
                                    Chief Executive Officer of Heritage Bank;
                                    Director of Valley
Steve L. Feurt             46       Director, Senior Vice President and Chief
                                    Credit Officer of UFC; Director, Executive
                                    Vice President and Senior Lending Officer of
                                    Heritage Bank
Paula J. Delaney           41       Chief Financial Officer of UFC; Director and
                                    Vice President of Heritage Bank


         MR. MORRISON has served as Chairman of UFC since February 1998. Mr. Morrison's term of office as chairman of UFC expires at UFC's annual shareholder meeting in 2003. Mr. Morrison was elected to the Valley and Valley Bank boards in March 1996. Prior to February 1998, he served as Chairman of Heritage Bank since 1994. Mr. Morrison is the Chief Executive Officer and sole shareholder of Central Bancshares, Inc. ("Central Bancshares"), the parent company of Central Bank, located in Stillwater, Minnesota, which was founded by Mr. Morrison in 1988. He is also the sole shareholder and Chairman of the Board of Directors of Central Financial Services ("CFS"), a bank-consulting firm. In August 2001, Mr. Morrison became Chairman of the Board of Directors and Chief Executive Officer of Allina Health Systems, a non-profit organization in Minnesota that provides healthcare services through hospitals and clinics in Minnesota and Wisconsin. To avoid a conflict of interest, Mr. Morrison resigned from the boards of Fairview Corporation, Fairview-University Medical Center and Fairview-University of Minnesota upon taking the Allina position. He also resigned as a director of Valley Bank in October but continues as a director at Valley. Mr. Morrison is involved in various other businesses, and serves as Chairman of the Executive Committee of the Board of Trustees of the University of St. Thomas, and is a member of the board of the University of St. Thomas Law School.

         MR. WEISE has served as Chief Executive Officer of UFC since the annual shareholder meeting in 1999. Mr. Weise has served as President and director of UFC, and director and Vice President of Heritage Bank since February 1998. Mr. Weise's term of office as a director of UFC expires at UFC's annual shareholder meeting in 2003. Mr. Weise was elected to the Valley and Valley Bank boards in March 1999. Prior to February 1998, he served as Vice President, Treasurer and a director of Heritage Bank. Mr. Weise also serves as President of CFS and President of Central Bancshares. He has been involved in various capacities with the Central Bank group of companies since they were founded in 1988. He was the Chief Financial Officer of Bank of Montana Systems ("BMS") until its sale to Norwest Corporation.

         MR. CLARK has served as Senior Vice President and Secretary of UFC, and director, President and Chief Executive Officer of Heritage Bank since February 1998. Mr. Clark was elected as Vice President and a director of UFC in May 1998, and his term of office as a director of UFC expires at UFC's annual shareholder meeting in 2003. Mr. Clark was elected to the Valley board in May 2000. Prior to February 1998, he served as President, Chief Executive Officer and a director of Heritage Bank since 1994. Mr. Clark served in various capacities with BMS until its sale to Norwest Corporation, including President, Chief Executive Officer and a director of Bank of Montana, a subsidiary of BMS, and Regional Vice President of BMS.

         MR. FEURT has served as Senior Vice President and Chief Credit Officer of UFC, and director and Executive Vice President and Senior Lending Officer of Heritage Bank since February 1998. Mr. Feurt was elected as a director of UFC in May 1998, and his term of office as a director of UFC expires at UFC's annual shareholder meeting in 2002. Prior to February 1998, he served as Senior Vice President, Senior Credit Officer and a director of Heritage Bank since 1994. Mr. Feurt served as Senior Vice President, Senior Credit Officer and a director of BMS and Bank of Montana from 1984 until the sale of BMS to Norwest Corporation.

         MS. DELANEY was elected to the Heritage Bank board in October 2000 and has served as Chief Financial Officer of UFC since January 2001, and as Vice President of Heritage Bank since December 1998. Previously, Ms. Delaney, a certified public accountant, was employed in public accounting from 1984 to 1998, with Hamilton Misfeldt & Co. P.C., a Great Falls based public accounting firm.

SUPERVISION AND REGULATION

         UFC became a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), in 1998 by reason of its ownership of State Bank.

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

         Bank holding companies are subject to certain limitations on redemption of common stock or other equity securities. In addition, the FRB has issued regulations setting minimum capital standards for bank holding companies. Depending on the capital classification of a bank holding company, it may be restricted from engaging in certain non-bank activities or from acquiring interests in additional banks or other depository institutions. As of December 31, 2001, UFC met the minimum capital requirements issued by the FRB.

         Under the BHCA, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), a bank holding company may acquire banks throughout the United States subject only to state or federal deposit caps and state minimum age requirements. Effective June 1, 1997, the Interstate Act authorized interstate branching by acquisition and consolidation in those states that had not opted out by that date. Montana opted out of the interstate branching by acquisition and consolidation until October 1, 2001. The State of Arizona adopted the Interstate Act immediately and allows interstate banking.

         The Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") came into effect on March 11, 2000. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall
Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and
Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliation, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliation among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the bank holding company framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company. To date, UFC has not elected to become a financial holding company.

         Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include securities underwriting, dealing, and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         United does not believe that the Financial Services Modernization Act will negatively affect its operations in the near-term. However, to the extent that the legislation permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on and ad hoc basis. Nevertheless, this legislation may increase the amount of competition from larger institutions and other types of companies with substantially greater resources and a wider variety of financial products than United currently offers.

         Under the Financial Services Modernization Act, federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The rules were effective November 13, 2000, but compliance was optional until July 1, 2001. United has implemented procedures to comply with these rules and believes that compliance has not adversely affected its operations.

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

         DEPOSITORY INSTITUTION SUBSIDIARIES--HERITAGE BANK AND VALLEY BANK. Effective January 1, 2001, Heritage Bank became a Montana-chartered commercial bank, having merged into State Bank's commercial bank charter. As such, Heritage Bank is subject to regulation and supervision by the Montana Department of Commerce, Division of Banking and Financial Institutions (the "Montana Division") and the FDIC. Valley Bank is a Arizona-chartered commercial bank and a member of the Federal Reserve Bank System. As such, Valley Bank is subject to regulation and supervision by the Arizona State Banking Department (the "Arizona Department") and the FRB. The Banks' deposits are insured by the FDIC.

         The Montana and Arizona statutes and regulations place limitations on the business and other activities of Heritage Bank and Valley Bank which may be more restrictive than limitations applicable to depository institutions that are not State-chartered commercial banks. In particular, and among other limitations, the establishment and operation of new branch offices, is limited by, and subject to approval by, the Montana Division and the Arizona Department. In addition, State-chartered commercial banks are generally not authorized to make investments in subsidiary companies or to make other investments in equity securities or to engage in securities or insurance activities. Some federally chartered depository institutions located in Montana and Arizona may engage in such activities without regard to State law.

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

         Federal regulatory banking agencies have also established uniform capital requirements for all insured depository institutions. An insured depository institution that does not achieve and maintain required capital levels may be subject to supervisory action through the issuance of capital directives, cease and desist orders or other written orders or agreements with the appropriate federal banking agency. Failure of an insured depository institution to meet the required capital levels may also prohibit or limit the ability of a bank holding company controlling such institution to engage in merger and acquisition activities or other expansion activities. As of December 31, 2001, the Banks met the "well capitalized" requirements issued by the applicable federal banking agency.

         Depository institutions generally depend upon the difference between the interest rate paid by them on deposits and other borrowings and the interest rate received on loans extended to customers and on investment securities. The interest rates are highly sensitive to many factors beyond the control of depository institutions, including general economic conditions in their primary market area and the broader economy. In addition to general economic conditions affecting business generally, depository institutions such as the Banks are affected by federal government policies and actions of regulatory agencies. In particular, the FRB through its various operations and powers may affect interest rates charged on loans or paid on deposits. Such changes in interest rates affect the growth and quality of depository institution loans, investments and deposits.

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

         DEPOSIT INSURANCE AND FDIC REGULATION. As a result of the Heritage Bank and State Bank merger, effective January 1, 2001, Heritage Bank is a member of the Savings Association Insurance Fund ("SAIF"), and the Bank Insurance Fund ("BIF"), both administered by the FDIC. Section 5(d) of the Federal Deposit Insurance Act ("FDI Act"), known as the Oakar Amendment, permits merger transactions between SAIF- and BIF-member institutions resulting in an institution with deposits that are proportionally insured by both SAIF and BIF. Valley Bank is a member of the BIF.

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

         For 2001, the FDIC assessment rate was 1.96 basis points per $100 of insured deposits, for the Banks. As a result, the Banks' 2001 FDIC deposit insurance premium was approximately $122,000. FDIC assessment rates for 2002 will be 1.82 basis points per $100 of insured deposits.

         FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. As of January 1, 2001, Heritage Bank became subject to a State of Montana lending limit of 20% of capital, and is no longer subject to the Office of Thrift Supervision ("OTS") limits. The maximum aggregate amount of loans outstanding to a single borrower at Heritage Bank at December 31, 2001 was approximately $2,213,000. At December 31, 2001 Heritage Bank was in compliance with the State of Montana lending limit.

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

         Under federal law, the aggregate amount of loans that Heritage Bank was permitted to make to any one borrower LTOB could not exceed 15% of unimpaired capital and surplus. Amounts up to an additional 10% of unimpaired capital and surplus could be extended for loans and extensions of credit fully secured by readily marketable collateral, which is defined to include certain financial instruments and bullion having a market value at least equal to the loan amount. At December 31, 2000, Heritage Bank's LTOB limit was approximately $2,913,000, and Heritage Bank was in compliance with the LTOB limitations.

         REGULATORY CAPITAL REQUIREMENTS. FDIC places much greater emphasis on capital as a measure of performance and establishes a rigid regulatory scheme based almost entirely on capital levels. The five statutory capital categories established by FDIC are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Banks' capital position exceeds the definition of "well capitalized." FDIC also mandates that regulations be promulgated adding other risk-based capital requirements covering (a) concentrations of credit risk, (b) risks from nontraditional activities and (c) the capital impact of fair value adjustments associated with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." See Part IV, Item 14 - "Notes to Consolidated Financial Statements - Regulatory Matters."

         OTS capital regulations required federal savings institutions to satisfy three capital requirements: (i) tangible capital must not be less than 1.5% of adjusted total assets, (ii) core capital must not be less than 3% of adjusted total assets and (iii) risk-based capital must not be less than 8.0% of "risk-adjusted" assets. Heritage Bank exceeded these minimum standards at December 31, 2000.

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

         LIQUIDITY. In 2001, as a state-chartered bank, Heritage Bank was not subject to the same liquidity requirements as the OTS requirements for savings associations. However, a recent FDIC exam found Heritage Bank's liquidity to be satisfactory. A June 1999 exam by the Arizona State Banking Commission found Valley Bank's liquidity to be satisfactory. A December 2000 examination by the FRB found Valley Bank's liquidity to be satisfactory. Savings associations are required to maintain qualifying liquid assets equal to a percentage designated by the Director of the OTS (currently 4%) of the balance of its withdrawable deposit accounts and borrowings payable in one year or less. Liquid assets for purposes of this ratio include specified short-term assets (E.G., cash, certain time deposits, certain banker's acceptances and short-term United States Government obligations), and long-term assets (E.G., United States Government obligations and certain state agency obligations). Monetary penalties will be imposed, unless waived, for failure to meet liquidity requirements. Heritage Bank exceeded liquidity requirements for 2000.

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

TAXATION

         GENERAL. UFC files consolidated Federal and state income tax returns pursuant to a tax sharing agreement. Valley files separate consolidated Federal and State of Arizona income tax returns. Generally, with some exceptions, including Heritage Bank's reserve for bad debts discussed below, the Banks are subject to Federal and state income taxes in the same manner as other corporations.

         The following discussion of tax matters is intended solely as a summary and does not purport to be a comprehensive description of all the tax rules applicable to the Banks.

         TAX BAD DEBT RESERVES. For taxable years beginning prior to January 1, 1996, savings institutions, which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, were deducted in arriving at their taxable income.

         Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations could no longer calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations were required to compute their deduction based on actual charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also required savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional current tax liability. At December 31, 2001, Heritage Bank's bad debt reserve for tax purposes was approximately $3.5 million. At December 31, 2001, approximately $6,000 remained of post-1987 reserves which are to be recaptured into taxable income in 2002. For additional information regarding federal and state income taxes, see Part IV, Item 14 - "Notes to Consolidated Financial Statements - Income Taxes."

ITEM 2.      PROPERTIES

         The physical assets of United as of December 31, 2001 consist of a modern banking facility located at 120 First Avenue North, Great Falls, Montana, which is the location of the UFC corporate offices as well as the main branch location for Heritage Bank. This facility, which is owned by Heritage Bank, includes a full service bank with 4 drive-up lanes, a real estate department, accounting and loan servicing departments, and support staff for Heritage Bank and UFC. Heritage Bank also leases a drive-up detached facility located at 505 10th Avenue South, Great Falls, Montana, and owns a facility located at 601 First Avenue North, Great Falls, Montana, which is currently being leased to a third party. See Part IV, Item 14 - "Notes to Consolidated Financial Statements
- Leases." Heritage Bank has nine full-service branches located in Bozeman, Chester, Fort Benton, Geraldine, Glendive, Havre, Kalispell, Missoula and Shelby, Montana. Eight of these facilities are owned by Heritage Bank and have drive-up services. The remaining facility is leased as of February 2002 and has drive-up services. Heritage Bank also leases two loan production offices in Hamilton, and Libby, Montana. In December 2001, Heritage Bank purchased an additional facility in Great Falls, which is currently being remodeled to open a full-service branch in June 2002.

         Valley Bank leases office space for its main branch location at 3550 N. Central Avenue, Phoenix, Arizona, and land in Scottsdale, Arizona for its full service branch location. The full service branch banking facility in Scottsdale is owned by Valley Bank.

ITEM 3.      LEGAL PROCEEDINGS

         Although United was not involved in any material pending litigation as of February 28, 2002, it is a defendant in various legal proceedings arising in the normal course of business.

ITEM 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders though the solicitation of proxies or otherwise during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.      MARKET FOR UFC'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         UFC common stock is quoted on the Nasdaq National Market under the symbol "UBMT." The closing sale price per share of UFC common stock on February 28, 2002 was $19.00.

SHAREHOLDER DATA

         As of February 11, 2002 there were approximately 200 owners of record of UFC common stock and an estimated 875 additional beneficial holders whose shares of UFC common stock were held in street name by brokerage houses.

COMMON STOCK MARKET PRICES

         The quarterly (high and low) sale prices for UFC's common stock on the Nasdaq National Market the past two years were as follows:

                                                    UBMT Stock Price
                                                   ------------------
                                                    High        Low
                                                   ------      ------

           2000     First Quarter                  $17.00      $11.20
                    Second Quarter                  15.10       12.40
                    Third Quarter                   15.20       14.00
                    Fourth Quarter                  16.20       13.50

           2001     First Quarter                  $16.75      $15.07
                    Second Quarter                  17.50       16.51
                    Third Quarter                   19.23       17.01
                    Fourth quarter                  18.98       16.96

DIVIDEND PAYMENT HISTORY ON UFC COMMON STOCK

         The UFC Board declared cash dividends of $.26 for each of the four quarters of 2000 and 2001, for a total of $1.04 per share in each year.

         The declaration and payment of future dividends by the UFC Board is dependent upon United's net income, financial condition, economic and market conditions, industry standards, certain regulatory and tax considerations and limitations and other conditions. See "Supervision and Regulation." No assurance can be given, or should be assumed, as to the amount, timing or frequency of future dividend payments.

ITEM 6.      SELECTED FINANCIAL DATA

           FIVE YEAR SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

                                                       As Of And For The Years Ended December 31,
(Dollars in thousands,                   --------------------------------------------------------------------
except per share data)                     2001(3)        2000(3)         1999          1998         1997(4)
                                         ----------     ----------     ----------    ----------    ----------
OPERATING DATA:
  Interest income                        $   26,882     $   25,740     $   17,517    $   14,249    $    5,773
  Interest expense                           14,824         14,956          9,538         7,393         3,157
                                         ----------     ----------     ----------    ----------    ----------
  Net interest income                        12,058         10,784          7,979         6,856         2,616
  Provision for loan losses                   1,640          1,629            204           335           492
                                         ----------     ----------     ----------    ----------    ----------
  Net interest income after provision
   for loan losses                           10,418          9,155          7,775         6,521         2,124
  Non-interest income                         4,914          3,837          3,335         3,292         1,103
  Non-interest expense                       11,168          9,550          7,102         6,147         2,361
                                         ----------     ----------     ----------    ----------    ----------
  Income before income taxes                  4,164          3,442          4,008         3,666           866
  Provision for income taxes                  1,633          1,287          1,539         1,399           324
                                         ----------     ----------     ----------    ----------    ----------
  Net income before minority interest         2,531          2,155          2,469         2,267           542
  Minority interest                            (156)          (151)            --            --            --
                                         ----------     ----------     ----------    ----------    ----------
  Net income                             $    2,375     $    2,004     $    2,469    $    2,267    $      542
                                         ==========     ==========     ==========    ==========    ==========
PER SHARE DATA(1):
  Basic earnings per share               $     1.56     $     1.22     $     1.47    $     1.43    $     1.14
  Diluted earnings per share             $     1.55     $     1.22     $     1.47    $     1.43    $     1.14
  Cash dividends per share               $     1.04     $     1.04     $     1.04    $      .75    $       --
  Book value per share                   $    19.35     $    18.54     $    17.77    $    17.98    $     5.78
  Shares used to calculate per share
   data (Book Value)                          1,478          1,615          1,652         1,698           475
  Shares used to calculate per share
   data (Earnings - basic)                    1,525          1,647          1,684         1,588           475
  Shares used to calculate per share
   data (Earnings - diluted)                  1,530          1,647          1,684         1,588           475
FINANCIAL CONDITION DATA(2):
  Assets                                 $  382,730     $  363,801     $  270,226    $  232,561    $   86,269
  Net loans and loans held for sale         268,238        254,627        187,539       149,076        58,263
  Investment securities                      73,263         70,064         53,044        51,900        14,219
  Deposits                                  282,400        261,179        179,882       167,620        70,386
  FHLB advances                              50,500         52,175         46,425        22,175         6,425
  Other borrowings and securities sold
   under agreements to repurchase
                                             11,604         12,616         11,546         9,451         5,523
  Stockholders' equity                       28,597         29,947         29,359        30,528         2,748
SELECTED FINANCIAL RATIOS AND OTHER
 DATA:
  Return on average assets                      .64%           .57%           .98%         1.06%          .73%
  Return on average stockholders'
   equity                                      8.21           6.87           8.44          7.47         21.45
  Net interest margin                          3.39           3.31           3.40          3.34          3.83
  Efficiency ratio                            65.80          65.32          62.77         60.58         63.46
  Net charge-offs to average loans              .25            .44            .06           .03           .04
  Nonperforming loans to total loans            .91            .46            .18           .68           .47
  Allowance for loan losses to total
   loans                                       1.33            .99            .84          1.03          1.21
  Nonperforming loans to allowance for
   loan losses                                68.74          45.96          21.88         66.07         38.48
  Average equity to average assets             7.74           8.37          11.62         14.17          3.19
  Dividend payout ratio                       67.10          85.25          70.94         56.18            --

(1) Share and per share amounts for Heritage in 1998 and 1997 have been restated to retroactively reflect the issuance of 475,000 shares of United common stock in exchange for all outstanding shares of common stock of Heritage.
(2)      At year end.
(3)      Includes Valley Bancorp, Inc.
(4)      Historical audited balances for Heritage.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED UNITED FINANCIAL DATA

         FORWARD LOOKING STATEMENTS. This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following. In addition to those contained in United's reports on file with the SEC; (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses, or a reduced demand for United's products and services (ii) changes in the domestic interest rate environment could reduce net interest income and could increase loan losses; (iii) changes in the extensive laws, regulations and policies governing financial services companies could alter United's business environment or affect operations; (iv) the potential need to adapt the industry changes in information technology systems, on which United is highly dependent, could present operational issues or require significant capital spending; (v) competitive pressures could intensify and affect United's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform; (vi) the impact of weather conditions in the geographic markets and business areas in which United conducts it business; and (vii) capital investments in United's businesses may not produce expected growth in earnings anticipated at the time of the expenditure. Forward-looking statements speak only as of the date they are made, and United undertakes no obligation to update them in light of new information of future events.

         GENERAL. UFC is the result of the combination on February 3, 1998("the Heritage Merger") of two Montana-based savings and loan holding companies:
Heritage Bancorporation ("Heritage") and United Financial Corp. (as it existed prior to the merger, "Old United"). Although UFC was the surviving corporation, the merger was treated as a reverse merger for accounting purposes because the stockholders and management of Heritage controlled the operation of UFC after the Heritage Merger. Using purchase accounting, the historical financial statements of UFC included in this Report for periods preceding the Heritage Merger reflect only the operations of Heritage, while the historical financial statements for periods after the Heritage Merger reflect combined operations.

NOTES TO PRO FORMA COMBINED FINANCIAL DATA

         The pro forma combined financial data combines the historical consolidated financial data of Heritage and Old United as of December 31,1997 as if the Heritage Merger, which was effective on February 3, 1998, had been effective on December 31, 1997. The unaudited pro forma combined financial data as of December 31, 1998 and 1997 is based upon the audited annual consolidated balance sheets of Heritage and Old United, and is presented for comparative purposes only.

         The following "Historical United" for 2001, 2000 and 1999 is derived from the audited consolidated financial statements. "Historical United" for 2001 and 2000 includes Valley. "Unaudited United Only", defined herein as UFC, Heritage Bank, and State Bank, financial data for 2000 is presented for comparative purposes only. See Part IV, Item 14 - "Notes to Consolidated Financial Statements - Acquisition."

(In thousands,                         Historical      Historical       Unaudited     Historical
except per share data)                   United          United        United Only      United
                                        December        December         December      December
                                          31,             31,              31,           31,
                                      ------------    ------------    ------------   ------------
                                           2001           2000            2000           1999
                                      ------------    ------------    ------------   ------------
Total interest income                 $     26,882    $     25,740    $     20,783   $     17,517
Total interest expense                      14,824          14,956          12,391          9,538
                                      ------------    ------------    ------------   ------------
Net interest income                         12,058          10,784           8,392          7,979
Provision for loan losses                    1,640           1,629           1,330            204
                                      ------------    ------------    ------------   ------------
Net interest income after
  Provision for loan losses                 10,418           9,155           7,062          7,775
Total non-interest income                    4,914           3,837           3,565          3,335
Total non-interest expense                  11,168           9,550           7,519          7,102
                                      ------------    ------------    ------------   ------------
Income before income taxes                   4,164           3,442           3,108          4,008
Provision for income tax expense             1,633           1,287           1,104          1,539
                                      ------------    ------------    ------------   ------------
Net income before minority interest          2,531           2,155           2,004          2,469
                                      ------------    ------------    ------------   ------------
Minority interest                             (156)           (151)             --             --
                                      ------------    ------------    ------------   ------------
Net income                            $      2,375    $      2,004    $      2,004   $      2,469
                                      ============    ============    ============   ============
Net income per share - basic          $       1.56    $       1.22    $       1.22   $       1.47
                                      ============    ============    ============   ============
Weighted average shares
  Outstanding - basic                        1,525           1,647           1,647          1,684
                                      ============    ============    ============   ============
Net income per share - diluted        $       1.55    $       1.22    $       1.22   $       1.47
                                      ============    ============    ============   ============
Weighted average shares
  Outstanding - diluted                      1,530           1,647           1,647          1,684
                                      ============    ============    ============   ============

RESULTS OF OPERATIONS

         Net income was $2.4 million in 2001 as compared to $2.0 million in 2000. Increased loan volumes in 2001 were the primary reason for increased interest income. This was offset by additional interest expense due to deposit growth and interest paid on trust preferred securities, resulting in an increase in net interest income of 11.8%. Non-interest income increased 28.9% or $1.1 million in 2001 compared to 2000. Non-interest expense increased $1.6 million in 2001 as compared to 2000, or 16.7%.

         Net income for 2000 was $2.0 million, a decrease of $.5 million from 1999. While net interest income for United Only increased 5.2%, additions to the loan loss reserve in the third quarter of 2000 and expenses related to the merger of Heritage Bank and State Bank contributed to a decrease in net income for 2000. United also incurred additional personnel and operating costs related to new branches opened in Bozeman and Missoula, Montana and Scottsdale, Arizona.

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

         The following table illustrates the changes in United's net interest income due to changes in volume and changes in net interest income due to changes in rate:

(Dollars in thousands)             Year Ended December 31,                Year Ended December 31,
                                        2001 vs. 2000                           2000 vs. 1999

                            ------------------------------------    -----------------------------------
                                  Increase (decrease) due to             Increase (decrease) due to
                            ------------------------------------    -----------------------------------
                                                Rate/                                            Rate/
                            Volume     Rate     Volume    Total     Volume    Rate     Volume    Total
                            ------    ------    ------    ------    ------   ------    ------    ------
Interest earning assets:
  Loans                     $1,891    $ (427)   $  (39)   $1,425    $6,040   $  635    $  274    $6,949
  Investment and mortgage
   Backed securities          (232)     (316)       17      (531)      780      348        85     1,213
  Other interest earning
   Assets                      678      (158)     (271)      249       186      (81)      (45)       60
                            ------    ------    ------    ------    ------   ------    ------    ------
Total interest earning
 Assets                      2,337      (901)     (293)    1,143     7,006      902       314     8,222
Interest bearing
 Liabilities:
  Interest bearing
   Checking                    287      (399)      (78)     (190)      443      281       260       984
  Savings deposits             283      (170)      (23)       90        51      195         5       251
  Time deposits                721      (353)      (36)      332     1,870      522       215     2,607
  Borrowings                  (293)     (191)      121      (363)      889      417       269     1,575
                            ------    ------    ------    ------    ------   ------    ------    ------
Total interest bearing
 Liabilities                   998    (1,113)      (16)     (131)    3,253    1,415       749     5,417
                            ------    ------    ------    ------    ------   ------    ------    ------
Net interest income         $1,339    $  212    $ (277)   $1,274    $3,753   $ (513)   $ (435)   $2,805
                            ======    ======    ======    ======    ======   ======    ======    ======


         The following tables set forth average balances for interest-earning assets and interest-bearing liabilities, the interest and yield on interest earning assets, the interest and rate paid on interest bearing liabilities, the net interest income and net interest spread, and the net interest margin for the years indicated:

   Average Balance Sheet
   (Dollars in thousands)
                                                                Year Ended December 31, 2001
                                                    -----------------------------------------------
                                                      Average                             Average
                                                      Balance           Interest        Yield/Rate
                                                    ------------      ------------      -----------
   Interest earning assets:
     Loans (1)                                          $268,351          $ 22,376             8.34%
     Investment and mortgage backed
      securities                                          68,648             3,863             5.63%
     Other interest earning assets                        18,787               643             3.42%
                                                    ------------      ------------      -----------
     Total interest earning assets                       355,786            26,882             7.56%
     Non-interest earning assets                          17,960
                                                    ------------
   Total assets                                         $373,746
                                                    ============
   Interest bearing liabilities:
     Interest bearing checking                          $ 85,570             1,271             1.49%
     Savings deposits                                     55,817             2,190             3.92%
     Time deposits                                       129,247             7,475             5.78%
     Borrowings                                           64,203             3,888             6.06%
                                                    ------------      ------------      -----------
   Total interest bearing liabilities                   $334,837            14,824             4.43%
                                                    ============

   Stockholders' equity                                 $ 28,935
                                                    ============

                                                                      ------------
   Net interest income                                                    $ 12,058
                                                                      ============
   Net interest spread                                                                         3.13%
   Net interest margin(2)                                                                      3.39%

   Average Balance Sheet
   (Dollars in thousands)
                                                             Year Ended December 31, 2000
                                                    -----------------------------------------------
                                                      Average                             Average
                                                      Balance           Interest        Yield/Rate
                                                    ------------      ------------      -----------
   Interest earning assets:
     Loans (1)                                          $246,137          $ 20,951             8.51%
     Investment and mortgage backed
      securities                                          72,469             4,394             6.06%
     Other interest earning assets                         6,920               395             5.71%
                                                    ------------      ------------      -----------
     Total interest earning assets                       325,526            25,740             7.91%
     Non-interest earning assets                          23,116
                                                    ------------
   Total assets                                         $348,642
                                                    ============
   Interest bearing liabilities:
     Interest bearing checking                          $ 71,541             1,462             2.04%
     Savings deposits                                     49,171             2,099             4.27%
     Time deposits                                       117,402             7,143             6.08%
     Borrowings                                           67,604             4,252             6.29%
                                                    ------------      ------------      -----------
   Total interest bearing liabilities                   $305,718            14,956             4.89%
                                                    ============

   Stockholders' equity                                 $ 29,185
                                                    ============

                                                                      ------------
   Net interest income                                                    $ 10,784
                                                                      ============
   Net interest spread                                                                         3.02%
   Net interest margin(2)                                                                      3.31%

(1)      Includes nonaccrual loans.
(2) Computed on a fully taxable basis, without regard to tax equivalent yields.

   Average Balance Sheet
   (Dollars in thousands)
                                                             Year Ended December 31, 1999
                                                    -----------------------------------------------
                                                      Average                             Average
                                                      Balance           Interest        Yield/Rate
                                                    ------------      ------------      -----------
   Interest earning assets:
     Loans (1)                                          $171,957          $ 14,001             8.14%
     Investment and mortgage backed
      securities                                          58,192             3,182             5.47%
     Other interest earning assets                         4,451               334             7.50%
                                                    ------------      ------------      -----------
     Total interest earning assets                       234,600            17,517             7.47%
     Non-interest earning assets                          17,221
                                                    ------------
   Total assets                                         $251,821
                                                    ============
   Interest bearing liabilities:
     Interest bearing checking                          $ 37,143               478             1.29%
     Savings deposits                                     47,851             1,848             3.86%
     Time deposits                                        83,129             4,535             5.46%
     Borrowings                                           49,610             2,677             5.40%
                                                    ------------      ------------      -----------
   Total interest bearing liabilities                   $217,733             9,538             4.38%
                                                    ============

   Stockholders' equity                                 $ 29,262
                                                    ============

                                                                      ------------
   Net interest income                                                    $  7,979
                                                                      ------------
   Net interest spread                                                                         3.09%
   Net interest margin(2)                                                                      3.40%

(1)      Includes nonaccrual loans.
(2) Computed on a fully taxable basis, without regard to tax equivalent yields.

         As illustrated in the preceding tables, the principal reason for the increase in net interest income from 2000 to 2001 and 1999 to 2000, was an increase in the volume of United's interest earning assets. Interest income increased $1.1 million in 2001 as compared to 2000. Increased loan volumes, offset by decreased rates, represented $1.4 million of this increase. Decreases in volumes of investment securities and in rates partially offset the increases from loans receivable. The increased volume of loans and the consolidation of Valley were largely responsible for the $8.2 million increase in interest income from 1999 to 2000. Average interest rates earned on loans increased during these periods as market interest rates increased slightly. Rates earned on investment securities increased slightly from 1999 to 2000.

         Rates paid on deposits decreased dramatically from 2000 to 2001 due to rate cuts by the FRB and increased slightly from 1999 to 2000. Decreases due to rates in 2001 were $.9 million in time deposits and $.2 million in borrowings. Increased volumes in deposits offset the rate decreases somewhat for a net decrease of $.1 million in interest expense in 2001 compared with 2000. The $.1 million decrease in interest expense in 2001 and the $1.2 million increase in interest income combined for a net interest income increase for United of $1.3 million from $10.8 million in 2000 to $12.1 million in 2001.

         A $2.4 million increase in deposit accounts from 1999 to 2000 and a $.9 million increase in short-term borrowings, resulted in a $5.4 million increase in interest expense from 1999 to 2000. The increased interest expense in 2000 was more than offset by the increased interest income resulting from expansion of United's loan portfolio during 2000. United's net interest income increased $2.8 million from $8.0 million in 1999 to $10.8 million in 2000. $2.4 million of the increase in net interest income in 2000 was attributable to the consolidation of Valley.

         PROVISION FOR LOAN LOSS. United provided $1.6 million for loan losses in both 2001 and 2000 compared to $0.2 million in 1999. The consolidation of Valley accounted for $0.3 million of the increase in the provision from 1999 to 2000. The remainder of the increase was due to loan growth and to larger than expected additions to the loan loss reserve primarily related to the deterioration of a single loan. The loan was made to a private company in the commercial construction industry. Collateral on the loan includes accounts receivable and equipment, and collection efforts were concluded in March 2002.

         The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Future additions to United's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing assets are dependent upon the performance and composition of United's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels.

         United has identified its most critical accounting policy to be that related to the allowance for loan losses. United's allowance for loan losses methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that management believes is appropriate. Risk factors include historical loss experience, delinquency and charge-off trends, collateral values and an internal loan grading system adopted by the Banks. Other factors include the general economic environment in United's markets and, in particular, the state of certain industries. Changes in any of the above factors could have a significant affect on the calculation of the allowance for loan losses in any given period.

         NON-INTEREST INCOME. In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $1.1 million in 2001 to $4.9 million compared to $3.8 million in 2000. This increase was directly the result of record real estate loan production activity at the Banks during 2001. Non-interest income increased by $.5 million in 2000 to $3.8 million compared to $3.3 million in 1999, primarily due to the consolidation of Valley.

         NON-INTEREST EXPENSE. Non-interest expense increased $1.6 million, or 16.9%, to $11.2 million in 2001, and increased $2.4 million, or 34.5%, to $9.5 million in 2000. Salary and employee benefit expense represented $.8 million of the 2001 increase and was the result of additional staffing and salary increases for existing employees. The remaining $.8 million increase in 2001 was primarily due to higher occupancy expense due in part to significantly higher utility costs in 2001 as well as additional costs at the new branch locations. The consolidation of Valley accounted for $2.0 million of the 2000 increase. Salary and employee benefit expense increased $.2 million to $5.2 million in 2000, exclusive of the impact of the Valley consolidation.

         INCOME TAXES. Income tax expense increased $.3 million to $1.6 million for 2001 and decreased $.2 million to $1.3 million for 2000 from $1.5 million for 1999. The principal reason for the increase in 2001 was increased income. The principal reason for the decrease in 2000 was the additional loan loss provision in the third quarter of 2000.

FINANCIAL CONDITION

         GENERAL. United's total assets increased $18.9 million to $382.7 at December 31, 2001 from $363.8 million at December 31, 2000. The 2001 increase in assets included a $13.5 million increase in loans receivable and loans held for sale and a $5.8 million increase in cash and investments. Other assets decreased $.5 million in 2001.

         LOANS RECEIVABLE AND LOANS HELD FOR SALE. Net loans receivable increased $8.9 million during 2001 to $260.1 million at December 31, 2001. Construction loans increased $6.5 million and offset by a $1.4 million decrease in 1-4 family residential loans and a $1.3 million decrease in 5 or more residential loans. Agricultural loans remained constant at $24.7 million and commercial real estate loans increased $2.4 million.

         The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgages, consumer loans secured by real estate, and various consumer installment loans. The Banks also purchase and participate in commercial and lease financing loans. The Banks had $44.4 million and $52.9 million of participation and purchased loans as of December 31, 2001 and 2000, respectively.

         Heritage Bank sells and retains servicing for a portion of its residential real estate loans to agencies of Montana such as the Montana Board of Investments and the Montana Board of Housing. Heritage Bank recognizes mortgage servicing rights as an asset regardless of whether the servicing rights are acquired or retained on loans originated and subsequently sold. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. In November 2000, Heritage Bank entered into an agreement with an unrelated third party to sell all of its servicing rights associated with Montana Board of Housing loans existing at November 30, 2000 which had outstanding principal balances of approximately $49.6 million. The sales price was 1.03% of the outstanding principal balance at close of business November 30, 2000, or approximately $510,000. A gain on the sale of approximately $.3 million is included in other non-interest income for the year ended December 31, 2000. At December 31, 2000, Heritage Bank has a receivable related to the sale of approximately $.3 million, which was collected in March 2001. The receivable is included in other assets in the consolidated statement of financial condition. As of December 31, 2001 and 2000, the carrying value of originated servicing rights was approximately $158,000 and $9,000, respectively. Heritage Bank's servicing portfolio as of December 31, 2001 was $17.2 million and as of December 31, 2000 was $53.9 million. Approximately $49.5 million of the servicing portfolio at December 31, 2000 was being serviced under a short-term sub-servicing agreement which expired in February 2001.

         During 2001, loans held for sale by United increased $4.7 million to $7.7 million at December 31, 2001 from approximately $3.0 million at December 31, 2000. Approximately $172.2 and $110.5 million of loans were originated for sale and $167.5 and $108.7 million of loans were sold to the secondary market during the year ending December 31, 2001 and 2000 respectively.

         INVESTMENT SECURITIES AVAILABLE FOR SALE. United's investment securities available for sale increased $3.2 million to $73.3 million during 2001 as compared to $70 million at December 31, 2000. In 2001, United's purchases were approximately $46.3 million while sales, maturities and paydowns totaled approximately $43.8 million. United also recorded an unrealized gain in market values of approximately $.8 million in 2001.

         OTHER ASSETS. Real estate and other personal property owned decreased $.3 million during 2001 to $.7 million at December 31, 2001 from $1.0 million at December 31, 2000. The decrease resulted from the sale of real estate owned in 2001, with a sales price of $.3 million and a gain of approximately $50,000. The balance held at December 31, 2001 is primarily an idle facility which United was required by its regulators to reclassify to real estate owned in 2000. At December 31, 2001 this idle facility had a net carrying value of $.5 million. Other personal property remained relatively constant during 2001.

         Restricted Stock increased $.3 million during 2001, primarily due to the receipt of FHLB stock dividends.

         Premises and equipment increased $.2 million during 2001 due to the $.4 million purchase of land and a building in Great Falls, Montana for a new branch location to be opened in 2002. Purchases of other premises and equipment totaling $.4 million consisted of equipment and computer upgrades at the main facilities and various branch locations. The purchases were offset by $.6 million in depreciation expense on existing premises and equipment.

         Goodwill and identifiable intangibles decreased $.1 million in 2001 due to amortization. Components of goodwill are currently being amortized over 15 and 25 years. Beginning January 1, 2002, approximately $3.4 million of net goodwill will no longer be subject to amortization. See Part IV, Item 14-"Notes to Consolidated Financial Statement-New Accounting Pronouncements."

         DEPOSITS AND BORROWINGS. United experienced a net increase in deposits of $21.2 million in 2001. The increase in deposits resulted from a combination of competitive rates on all deposit offerings, and United's commitment to community banking, both of which have attracted depositors.

         FHLB advances and securities sold under agreements to repurchase decreased $3.4 million in 2001. United was able to repay a net $1.7 million in FHLB advances in 2001. Securities sold under agreement to repurchase decreased $1.7 as lower interest rates decreased customer demand. Line of credit borrowings and federal funds purchased had a net decrease of $.3 million.

         CAPITAL RESOURCES. United has issued and outstanding $3.0 million of Trust Preferred Securities. See Part IV, Item 14-"Notes to Consolidated Financial Statements-Trust Preferred Securities."

          NONPERFORMING ASSETS. When a borrower fails to make a scheduled payment on a loan and does not cure the delinquency within 15 days, United's policy is to contact the borrower between the 15th and 30th day of delinquency to establish a repayment schedule. If a loan is not current, or a realistic repayment schedule is not being followed by the 90th day of delinquency, United will generally proceed with legal action to foreclose the property after the loan has become contractually delinquent 90 days. Loans contractually past due 90 days are classified as nonperforming. However, not all loans past due 90 days automatically result in the non-accrual of interest income. If a 90 days past due loan has adequate collateral, or is FHA insured or VA guaranteed, and management concludes that loss of principal and interest would likely not be realized, then interest income will continue to be accrued.

         The following schedule details the amounts of United's nonperforming assets, consisting of nonaccrual loans, accruing loans past due over 90 days and restructured loans.

(Dollars in thousands)                                                                              Pro Forma
                                                                                                   Combined (1)
                               December 31,     December 31,     December 31,     December 31,     December 31,
                                   2001             2000             1999             1998             1997
                               ------------     ------------     ------------     ------------     ------------
Principal Balances:
  Accruing loans past due
   over 90 days                     $   294          $   258          $   117          $   387          $   437
  Non-accrual loans                   2,114              903              230              594                4
                               ------------     ------------     ------------     ------------     ------------
Total                               $ 2,408          $ 1,161          $   347          $   981          $   441
                               ------------     ------------     ------------     ------------     ------------
Interest:
  Due on non-accrual loans          $   224          $   264          $    14          $    12          $    --
  Included in income                   none             none             none             none             none

(1)      See notes to pro forma combined financial data.

         United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with GAAP. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At December 31, 2001, United had $.8 million of reported doubtful assets and no assets classified as loss. At December 31, 2000, United had $.4 million of reported doubtful assets and no assets classified as loss. At December 31, 2001, 2000 and 1999, United had $1.9 million, $.8 million and $.5 million, respectively, of reported substandard assets. As a percent of total assets, substandard assets were approximately ..50%, .21% and .19% at December 31, 2001, 2000 and 1999, respectively.

         PROVISION FOR LOAN LOSSES. The following schedule details changes in United's loan loss reserve at December 31 for each of the five years indicated:

(Dollars in thousands)                                                                        Pro Forma Combined (1)
                                                                                        ---------------------------------
                                 Year Ended         Year Ended         Year Ended         Year Ended         Year Ended
                                  December           December           December           December           December
                                  31, 2001           31, 2000           31, 1999           31, 1998           31, 1997
                               --------------     --------------     --------------     --------------     --------------
Balance beginning of year             $ 2,526            $ 1,586            $ 1,485            $ 1,146            $   463
Provision for loan losses               1,640              1,629                204                340                717
Acquired from State Bank                   --                 --                 --                 43                 --
Acquired from Valley                       --                393                 --                 --                 --
Charge-offs:
  Residential                              (5)                (3)               (16)                --                 --
  Commercial                             (481)            (1,073)               (59)                (4)               (10)
  Consumer                               (215)               (62)               (34)               (52)               (25)
                               --------------     --------------     --------------     --------------     --------------
Total charge-offs                        (701)            (1,138)              (109)               (56)               (35)
Recoveries                                 38                 56                  7                 12                  1
                               --------------     --------------     --------------     --------------     --------------
Net charge-offs                          (663)            (1,082)              (102)               (44)               (34)
                               --------------     --------------     --------------     --------------     --------------
Balance end of year end               $ 3,503            $ 2,526            $ 1,586            $ 1,485            $ 1,146
                               ==============     ==============     ==============     ==============     ==============
Allowance for loan losses to
  total loans at year end                1.33%               .99%               .84%              1.03%              1.21%
                               ==============     ==============     ==============     ==============     ==============
  Net charge-offs to average
   loans                                  .25%               .44%               .06%               .04%               .04%
                               ==============     ==============     ==============     ==============     ==============

(1)      See notes to pro forma combined financial data.

         The following schedule allocates the loan loss reserve based on management's judgment of potential losses in the respective areas. While management has allocated the reserve to various portfolio segments for purposes of this table, the reserve is general in nature and is available for the portfolio in its entirety.

(Dollars in thousands)
                                      December 31, 2001           December 31, 2000           December 31, 1999
                                 --------------------------  --------------------------  --------------------------
                                                % of loans                  % of loans                  % of loans
                                                  in each                     in each                     in each
                                                category to                 category to                 category to
                                   Allowance    total loans    Allowance    total loans    Allowance    total loans
                                 ------------  ------------  ------------  ------------  ------------  ------------
Real estate loans:
  1 - 4 residential                   $   112           3.2%      $   123           4.9%      $   128          18.1%
  5 or more residential                    66           1.9            63           2.5            52           2.8
  Construction                            256           7.3           126           5.0            84           5.6
  Commercial and agricultural           1,678          47.9         1,107          43.8           488          24.9
Non-real estate loans:
  Commercial and agricultural             956          27.3           793          31.4           712          37.2
  Consumer                                435          12.4           314          12.4           122          11.4
                                 ------------  ------------  ------------  ------------  ------------  ------------
Total                                 $ 3,503         100.0%      $ 2,526         100.0%      $ 1,586         100.0%
                                 ============  ============  ============  ============  ============  ============


(Dollars in thousands)
                                                                 Pro Forma Combined (1)
                                       December 31, 1998            December 31, 1997
                                 ---------------------------   ---------------------------
                                                 % of loans                    % of loans
                                                   in each                       in each
                                                 category to                   category to
                                   Allowance     total loans     Allowance     total loans
                                 ------------   ------------   ------------   ------------
Real estate loans:
  1 - 4 residential                   $   124           18.7%       $   387           45.4%
  5 or more residential                    66            4.6             67            7.1
  Construction                             92            6.4             55            5.8
  Commercial and agricultural             462           26.0            217           15.1
Non-real estate loans:
  Commercial and agricultural             601           31.6            259           17.3
  Consumer                                140           12.7            161            9.3
                                 ------------   ------------   ------------   ------------
Total                                 $ 1,485          100.0%       $ 1,146            100%
                                 ============   ============   ============   ============

(1)      See notes to pro forma combined financial data.

         REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED. Total real estate and other personal property owned ("REO") of United was $.7 million, $1.0 million and $14,000 at December 31, 2001, 2000 and 1999, respectively. The schedule below details properties both held for sale and investment by United as of the dates indicated.

(Dollars in thousands)
                                 December 31,      December 31,      December 31,
                                     2001              2000              1999
                                 ------------      ------------      ------------
REO held for sale                      $   92            $  332            $   --
Allowance for possible losses              --                --                --
                                 ------------      ------------      ------------
Total REO held for sale                $   92            $  332            $   --
                                 ============      ============      ============

REO held for investment                $  547            $  547            $   --
Accumulated depreciation                  (35)              (15)               --
                                 ------------      ------------      ------------
Total REO held for investment          $  512            $  532            $   --
                                 ============      ============      ============
As a percent of total assets              .16%              .24%               .0%
                                 ============      ============      ============
Other personal property
  held for sale                        $   64            $  158            $   14
                                 ============      ============      ============
As a percent of total assets              .02%              .04%              .01%
                                 ============      ============      ============

         ASSET/LIABILITY MANAGEMENT. United's earnings depend to a large extent on the level of its "net interest income." Net interest income depends upon the difference (referred to as "interest rate spread") between the yield on United's loan and investment portfolios and interest-earning cash balances ("interest-earning assets"), and the rates paid on its deposits and borrowings ("interest-bearing liabilities"). Net interest income is further affected by the relative amounts of United's interest-earning assets and interest-bearing liabilities. In recent years, United's interest-earning assets have exceeded interest-bearing liabilities. However, when interest-earning assets decrease as a result of non-accrual loans and investments in non-interest earning assets, net interest income and interest rate spread also decrease and any continued decrease in the level of interest-earning assets would generally result in a negative impact on earnings.

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

         Several strategies have been employed by United to minimize the mismatch of asset and liability maturities. For the past several years, Heritage Bank has maintained a policy of selling the majority of newly-originated long-term (15 to 30-year maturity) fixed-rate mortgage loans to the secondary market. These loans are sold at their outstanding principal balance, which is the prearranged contract purchase price, and therefore, no gain or loss is realized at sale. United promotes the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions. United also emphasizes investment in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments. When maturities of loans increase, United offsets the increased interest rate risk with matching funds and maturities with FHLB borrowings.

         The following tables provide information regarding the maturity of loans included in United's portfolio as of December 31, 2001. The amounts reflected in the following table give no effect to assumptions regarding loan prepayments or payoffs. Loans with variable rates of interest are classified as due when the loan principal balances are contractually due, not when the interest rate reprices.

(Dollars in thousands)
                                                           December 31, 2001
                                      -----------------------------------------------------------
                                                                        5 Years
                                        1 Year or         1 - 5           and
                                           Less           Years          Beyond          Total
                                      -------------   ------------   -------------   ------------
Loans:
Loans secured by real estate:
  Adjustable rate (all
   property types)                         $ 27,155       $ 42,291        $ 23,900       $ 93,346
  1-4 family residential                      3,964          8,416          19,809         32,189
  Multi-family and commercial                 2,208          7,837          21,172         31,217
  Construction and undeveloped
   land                                      16,619          4,266           2,892         23,777
                                      -------------   ------------   -------------   ------------
Loans secured by real
  estate                                     49,946         62,810          67,773        180,529
  Commercial non-real
   estate(1)                                 10,429         33,352           5,228         49,009
  Agricultural non-real estate                3,152          4,355             634          8,141
  Consumer(2)                                 1,967         17,499           3,379         22,845
                                      -------------   ------------   -------------   ------------
Net loans                                  $ 65,494       $118,016        $ 77,014       $260,524
                                      =============   ============   =============   ============

                                                                        Total loans
                                                                         due after
                                                                        December 31,
                                                                            2002
                                                                        ------------
                            Fixed interest rates                            $128,839
                            Floating or adjustable rates
                              or balloon payments                             66,191
                                                                       -------------
                                                                            $195,030
                                                                       =============

(1)      Includes loans on commercial savings accounts
(2)      Includes consumer loans secured by real estate

         The following table sets forth the book value, maturities and weighted average yield of United's investment portfolio at the dates indicated:

 (Dollars in thousands)
                                                 December 31, 2001
                               --------------------------------------------------------
                                                                   10 years
                                 1 Year     1 - 5       5 - 10       and
                                or Less     years       years       beyond      Total
                               --------    --------    --------    --------    --------
U.S. government and agencies   $ 12,482    $  3,620    $ 11,596    $  3,009    $ 30,707
Mortgage-backed securities          210       2,392       8,119      28,561      39,282
Municipal bonds                      --         181         201       1,363       1,745
Other                                --          --       1,487          42       1,529
                               --------    --------    --------    --------    --------
Total securities               $ 12,692    $  6,193    $ 21,403    $ 32,975    $ 73,263
                               ========    ========    ========    ========    ========
Weighted average yield             2.39%       6.29%       6.04%       6.15%       5.49%

                                                 December 31, 2000
                               --------------------------------------------------------
                                                                   10 years
                                 1 Year     1 - 5       5 - 10       and
                                or Less     years       years       beyond      Total
                               --------    --------    --------    --------    --------
U.S. government and agencies   $    998    $ 16,978    $  5,896    $     --    $ 23,872
Mortgage-backed securities           --       3,158       5,938      32,440      41,536
Municipal bonds                      --         381         562       1,775       2,718
Other                                --         495       1,415          28       1,938
                               --------    --------    --------    --------    --------
Total securities               $    998    $ 21,012    $ 13,811    $ 34,243    $ 70,064
                               ========    ========    ========    ========    ========
Weighted average yield             6.67%       6.07%       6.51%       6.48%       6.43%

                                                  December 31, 1999
                               --------------------------------------------------------
                                                                   10 years
                                 1 Year     1 - 5       5 - 10       and
                                or Less     years       years       beyond      Total
                               --------    --------    --------    --------    --------
U.S. government and agencies   $    200    $  4,809    $  4,785    $     --    $  9,794
Mortgage-backed securities        1,050       4,391       4,026      29,988      39,455
Municipal bonds                       3         376         300       1,257       1,936
Other                                --         478       1,350          31       1,859
                               --------    --------    --------    --------    --------
Total securities               $  1,253    $ 10,054    $ 10,461    $ 31,276    $ 53,044
                               ========    ========    ========    ========    ========
Weighted average yield             6.98%       7.05%       7.14%       6.30%       6.62%

         STOCKHOLDERS' EQUITY. Stockholders' equity at December 31, 2001 was $28.6 million, or 7.47% of total assets, down $1.3 million from $29.9 million, or 8.23% of total assets, at December 31, 2000. At December 31, 2001, book value was $19.35 per share. The decrease in stockholders' equity is primarily due to the payment of $1.6 million in dividends on UFC's common stock, the purchase of 137,400 shares of common stock for $2.5 million from unrelated third parties. This decrease was offset by net income of $2.4 million for 2001 and a decrease in net unrealized losses on securities of $.4 million.

         BUSINESS SEGMENT RESULTS. United manages its operations and prepares management reports with a primary focus on geographical areas. Operating segment information, including earnings performance on an operating cash basis, is presented in the following schedule. United allocates centrally provided services to the business segments based upon estimated usage of those services. The operating segment identified as other includes UFC and eliminations of transactions between segments.

         Heritage Bank includes United's commercial banking operations in twelve Montana cities. The bank experienced steady growth in 2001 with loans increasing $21.6 million or 11.2% over 2000 and deposits increasing $39.1 million or 21.1%. The increase in deposits was primarily in the new Missoula and Bozeman branches. Net income increased 34.4% to $2.6 million from $1.9 million in 2000. The increase was primarily due to the increase in net interest income resulting from FRB interest rate cuts. Net interest income increased 20.7% to $9.4 million in 2001, non-interest income increased 35.9% to $4.5 million, and non-interest expense increased 25.0% to $8.3 million.

         Valley experienced moderate growth in 2001 with loans increasing $1.4 million or 3.1% over 2000 and deposits decreasing $4.0 million or 6.4% over 2000. Net income increased 17.1% to $.4 million from $.3 million in 2000. Net interest income increased $.4 million to $2.8 million in 2001, non-interest income decreased 10.0% to $.4 million, and non-interest expense increased 16.9% to $2.4 million.

         The following table sets forth certain business operating segment information for the years ended December 31, 2001, 2000 and 1999:

(In thousands)             Heritage
                             Bank          Valley          Other       Consolidated
                         ------------   ------------   ------------    ------------
2001:
Net interest income      $      9,350   $      2,828   $       (120)   $     12,058
Provision for loan
  losses                        1,387            253             --           1,640
                         ------------   ------------   ------------    ------------
Net interest income
  after provision               7,963          2,575           (120)         10,418

Non-interest income             4,509            404              1           4,914

Non-interest expense            8,309          2,373            486          11,168
                         ------------   ------------   ------------    ------------

Income before income
  taxes                         4,163            606           (605)          4,164

Income taxes (benefit)          1,593            222           (182)          1,633
                         ------------   ------------   ------------    ------------
Income before minority
  interest                      2,570            384           (423)          2,531
Minority interest                  --             --           (156)           (156)
                         ------------   ------------   ------------    ------------

Net income (loss)        $      2,570   $        384   $       (579)   $      2,375
                         ============   ============   ============    ============

Total assets             $    309,253   $     70,355   $      3,122    $    382,730

Loans receivable, net    $    214,661   $     45,835   $         28    $    260,524

Total deposits           $    224,097   $     58,697   $       (394)   $    282,400

Total stockholders'
  equity                 $     23,896   $      8,203   $     (3,503)   $     28,597

(In thousands)               Heritage         State
                               Bank            Bank         Valley         Other        Consolidated
                           ------------   ------------   ------------   ------------    ------------
2000:
  Net interest income      $      7,748   $        600   $      2,391   $         45    $     10,784
  Provision for loan
    losses                        1,330             --            299             --           1,629
                           ------------   ------------   ------------   ------------    ------------
  Net interest income
    after provision               6,418            600          2,092             45           9,155

  Non-interest income             3,319             67            449              2           3,837

  Non-interest expense            6,649            470          2,030            401           9,550
                           ------------   ------------   ------------   ------------    ------------

  Income before income
    taxes                         3,088            197            511           (354)          3,442

  Income taxes (benefit)          1,176             76            183           (148)          1,287
                           ------------   ------------   ------------   ------------    ------------
  Income before minority
    interest                      1,912            121            328           (206)          2,155
  Minority interest                  --             --             --           (151)           (151)
                           ------------   ------------   ------------   ------------    ------------

  Net income (loss)        $      1,912   $        121   $        328   $       (357)   $      2,004
                           ============   ============   ============   ============    ============

  Total assets             $    275,801   $     17,587   $     71,024   $       (611)   $     63,801

  Loans receivable, net    $    193,079   $     14,059   $     44,476   $         32    $     51,646

  Total deposits           $    185,046   $     13,518   $     62,679   $        (64)   $     61,179

  Total stockholders'
    equity                 $     20,681   $      2,124   $      8,106   $       (964)   $     29,947

(In thousands)                                  State
                              Heritage          Bank             Other        Consolidated
                            ------------    ------------     ------------     ------------
1999:
  Net interest income       $      7,265    $        444     $        270     $      7,979
  Provision for loan
    losses                           110              93               --              204
                            ------------    ------------     ------------     ------------
  Net interest income
    after provision                7,155             351              270            7,775

  Non-interest income              3,164              43              128            3,335

  Non-interest expense             6,323             489              290            7,102
                            ------------    ------------     ------------     ------------

  Income (loss) before
    income taxes                   3,996             (95)             108            4,008

  Income taxes (benefit)           1,537             (36)              39            1,539
                            ------------    ------------     ------------     ------------
  Net income (loss)         $      2,459    $        (59)    $         69     $      2,469
                            ============    ============     ============     ============

  Total assets              $    249,074    $     19,087     $      2,065     $    270,226

  Loans receivable, net     $    171,204    $     15,007     $        136     $    186,347

  Total deposits            $    168,225    $     12,045     $       (388)    $    179,882

  Total stockholders'
   equity                   $     20,151    $      1,986     $      7,222     $     29,359

         LIQUIDITY AND CAPITAL RESOURCES. United's primary sources of funds are deposits, repurchase agreements, FHLB borrowings, proceeds from loan sales, and loan and mortgage-backed securities repayments. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. In a period of declining interest rates, it is anticipated that mortgage prepayments would increase. As a result, these proceeds from mortgage prepayments generally would be invested in lower yielding loans or other investments which have the effect of reducing interest income. In a period of rising interest rates, it is anticipated that mortgage prepayments would decrease and the proceeds from such prepayments generally would be invested in higher yielding loans or investment which would have the effect of increasing interest income.

         United's liquidity, represented by cash and cash equivalents, is a result of its operations, investing and financing activities. There activities are summarized below for the years ended December 31, 2001, 2000 and 1999.

(Dollars in thousands)                                       For the Year Ended December 31,
                                                            2001          2000          1999
                                                        ----------------------------------------
Net Income                                              $    2,375     $    2,004     $    2,469
Adjustments to reconcile net income to net
  cash provided (used) by operating activities              (2,731)           839          4,981
                                                        ----------     ----------     ----------
    Net cash provided (used) by operating activities          (356)         2,843          7,450
Net cash (used) by investing activities                    (14,191)       (28,890)       (51,238)
Net cash provided by financing activities                   17,123         34,041         35,989
                                                        ----------     ----------     ----------
    Net increase (decrease) in cash and cash
      equivalents                                            2,576          7,994         (7,799)
Cash and cash equivalents at beginning of year              19,451         11,457         19,256
                                                        ----------     ----------     ----------
Cash and cash equivalents at end of year                $   22,027     $   19,451     $   11,457
                                                        ==========     ==========     ==========

         The primary investing activities of United are the origination of loans held for sale and the purchase of investment and mortgage-backed securities. During the years ended December 31, 2001, 2000 and 1999, United's loan originations totaled $172.2 million, $110.5 million and $114.6 million, respectively. Purchase of securities available for sale totaled $46.3 million, $7.8 million and $33.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. During 2000 a net $.7 million of cash ($1.9 million paid in cash consideration less $1.2 million in cash and cash equivalents purchased) was used to acquire shares of Valley.

         During 2001, 2000 and 1999, investing activities were funded primarily by principal repayments on loans and securities available for sale, the maturity of securities available for sale, and the sales of loans and securities available for sale totaling $211.3 million, $118.3 million, and $150.1 million, respectively.

         The major sources of cash flows from financing activities are deposits into savings accounts and additional borrowings. The major uses of cash flows from financing activities are withdrawals from savings accounts, payments on borrowings, purchases of common stock, and payment of dividends to stockholders. For the years ended December 31, 2001, 2000, and 1999 the net increase in cash flows from financing activities was $17.1 million, $34.0 million and $36.0 million, respectively.

         The Banks' most liquid assets are cash and cash in banks and highly liquid, short-term investments. The levels of these assets are dependent on the Banks' operating, financing, lending, and investing activities during any given period.

         Liquidity management of the Banks is both a daily and long-term function of United's management strategy. Excess funds are generally invested in FHLB overnight funds. If the Banks should require funds beyond their ability to generate them internally, additional sources of funds are available through the use of FHLB advances. At December 31, 2001 the Banks had outstanding borrowings of $62.1 million which included $50.5 million of FHLB advances, $9.6 million of repurchase agreements and $2.0 million of other borrowed money.

         At December 31, 2001, the Banks had outstanding commitments to originate loans of $8.8 million, on 1-4 family mortgages at fixed interest rates. These loans are to be secured by properties located in the Bank's primary market areas. Other outstanding commitments at December 31, 2001 for the Banks include $35.9 million in unused lines of credit, $1.0 million in variable rate loan commitments, $2.6 million in unfunded Bankcard arrangements, and $.2 million in letters of credit. The Banks anticipate that they will have sufficient funds available to meet current loan commitments. Certificates of deposit scheduled to mature in less than one year from December 31, 2001 totaled $88.6 million.

         RELATED PARTIES. Central Financial Services ("CFS") provides various management services for United, including accounting, tax and insurance advisory services, and investment, personnel and regulatory consulting. CFS is owned by UFC's Chairman of the Board of Directors and largest shareholder. The charges for their services were $.4 million, $.3 million and $.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.

         The Banks acquire loan participations from a bank controlled by UFC's Chairman of the Board of Directors. At December 31, 2001 and 2000, the outstanding balances of loans purchased from this bank were $5.1 million and $5.8 million, respectively.

         Banker's Resource Center ("BRC") provides data processing services for UFC and Heritage Bank. Heritage Bank has a 14% ownership interest in BRC, a computer data center. The charges for BRC's services were $.5 million, $.5 million and $.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         As of December 31, 2001 and 2000, the Board of Directors and officers of United had approximately $2.9 million and $2.6 million, respectively, on deposit with subsidiary banks.

         At December 31, 2001 and 2000, the Board of Directors and executive officers of United had $1.7 million and $1.8 million, respectively, in outstanding loans with subsidiary banks. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with equivalent risk of collectibility.

         COMMITMENTS AND CONTINGENCIES. Heritage Bank has sold loans to various investors in the secondary market under sales agreements which contain repurchase provisions. Under the repurchase provisions, Heritage Bank may be required to repurchase a loan if a borrower fails to make three monthly payments within 120 days after the sale of the loan. The balance of loans sold with repurchase provisions remaining at December 31, 2001 is approximately $7.6 million. There were no loans repurchased during 2001 and 2000.

         In December 2001, Heritage Bank entered into a five-year service contract for data processing services with BRC. In October 1995, Valley entered into a seven-year service contract for data processing services with an independent third party. In the event of early termination of either of these service contracts by the Banks, the Banks have agreed to pay an amount equal to fifty percent of the average monthly fee paid for services multiplied by the number of months remaining under the term of the contract.

         United is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on United's consolidated financial position, results of operations, or liquidity.

         At December 31, 2001, Heritage Bank had loan commitments outstanding on 1-4 family fixed rate mortgages totaling approximately $8.8 million. These loans were approved prior to December 31, 2001 to be closed and funded in 2002.

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

         The Asset/Liability Management Committee utilizes an institutional funds management service detailed simulation model to quantify the estimated exposure of net interest income ("NII") to sustained interest rate changes. The model predicts the impact of changing interest rates on the interest income received and interest expense paid on assets and liabilities. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII given a 100 basis point (bp) rise or decline in interest rates.

         The following summarizes the sensitivity analysis for the Banks as of December 31, 2001, the most recent information available. Management believes there has been no material change in interest rate risk since December 31, 2001. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 7.

HERITAGE BANK
Estimated increase (decrease)
in net interest income:                    +100 bp          Maximum           -100 bp
                                           -------          -------           -------
         0-90 days                       $  (15,294)                        $ (30,805)
         91-365 days                       (186,053)        (500,000)          29,317
         2 years                           (465,296)                           90,668
         3 years                           (644,135)      (1,500,000)         121,426

VALLEY BANK
Estimated increase (decrease)
in net interest income:                    +100 bp          Maximum           -100 bp
                                           -------          -------           -------
         0-90 days                       $    1,909                         $ (11,176)
         91-365 days                          2,476         (146,000)         (33,984)
         2 years                              3,421                           (62,493)
         3 years                             36,760         (439,000)        (123,632)


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

         INTEREST RATE SENSITIVITY OF THE ECONOMIC VALUE OF EQUITY. Mismatches of interest rate repricing between assets and liabilities create interest rate risk. Interest rate risk affects the market value of equity, also called the economic value of equity ("EVE"). Measurement of the EVE is an attempt to establish a methodology to gauge the potential for the reduction of future earnings and stockholders' equity resulting from both lower net interest income ("NII") and lower EVE caused by changes in market interest rates. EVE is the difference between United's depository portfolio value and its loans receivable portfolio value. EVE thus provides a leading indicator of future potential changes in both NII and stockholders' equity.

         Heritage Bank and Valley Bank have both established maximum percentage changes for EVE at 1.5% of total assets, given an 100 basis point change in interest rates. The change in EVE at year end was as follows:

                                Heritage Bank        Valley Bank

EVE change in $:
         2001                       (3,738)             (1,086)
         2000                       (3,093)              Not available

Percent to Total Assets:
         2001                        1.21%               1.55%
         2000                        1.12%               Not available

         Heritage Bank periodically reviews and makes changes to established limits for EVE changes due to mergers and other market factors. Though Valley Bank is slightly over 1.5% of assets, management considers this to be within prudent standards.

         The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operation results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of assets and liability cash flows and others. The EVE analysis does not reflect actions that Heritage Bank or Valley Bank might take in responding to or anticipating changes in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 17, 2001, UFC dismissed KPMG LLP as UFC's independent accountants and engaged Moss Adams LLP as its new independent accountants. The decision to change UFC's accounting firm was approved by UFC's Audit Committee of the Board of Directors as empowered by the Board of Directors. KPMG LLP reports on UFC's financial statements as of and for the years ended December 31, 2000 and December 31, 1999 contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During UFC's fiscal years ended December 31, 2000 and 1999 and the subsequent interim period through August 17, 2001, there were no disagreements between UFC and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to the subject matter of the disagreements in connection with their reports on the financial statements.

         On August 17, 2001, UFC engaged the accounting firm Moss Adams LLP. Prior to August 17, 2001, UFC had not consulted with Moss Adams LLP regarding:
(i) the application of accounting principles to a specified transaction either completed or proposed; (ii) the type of audit opinion that might be rendered on the UFC's financial statements; or (iii) any matter that was the subject of a disagreement with UFC's former accountant or a reportable event.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in United's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this Report.

ITEM 11.     EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation and Other Information," "Compensation of Directors" and "Stock Price Performance Graph" in the Proxy Statement is incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the captions "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Proxy Statement is incorporated herein by reference.

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

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) FINANCIAL STATEMENTS:

     The following consolidated financial statements of United Financial Corp. are included herein as follows:

                                                        Pages in Annual Report
                                                        ----------------------


     INDEPENDENT AUDITORS' REPORTS                                         F-1

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                        F-3
       December 31, 2001 and 2000

     CONSOLIDATED STATEMENTS OF INCOME - YEARS ENDED                       F-4
       December 31, 2001, 2000, and 1999

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
     COMPREHENSIVE INCOME - YEARS ENDED                                    F-5
       December 31, 2001, 2000, and 1999

     CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED                   F-6
       December 31, 2001, 2000, and 1999

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7

     (2) FINANCIAL STATEMENT SCHEDULES:

     Financial statement schedules have been omitted because they are inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     (3) EXHIBITS.

     Exhibit number 21.1  Subsidiaries of the Company

     Exhibit number 23.1  Consent of Moss Adams LLP

     Exhibit number 23.2  Consent of KPMG LLP

(b)  REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 2001

     None

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
United Financial Corp. and Subsidiaries
Great Falls, Montana


We have audited the accompanying consolidated statement of financial condition of United Financial Corp. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of United Financial Corp. and subsidiaries as of December 31, 2000 and 1999, were audited by other auditors whose report dated February 16, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Corp. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Moss Adams LLP

Spokane, Washington
February 21, 2002

KPMG LLP





                          Independent Auditors' Report



The Board of Directors and Stockholders
United Financial Corp.:

We have audited the accompanying consolidated statement of financial condition of United Financial Corp. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Corp. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

February 16, 2001

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                         DECEMBER 31,
                                                               -------------------------------
                                     ASSETS                         2001              2000
                                     ------                    -------------     -------------
Cash and cash equivalents                                      $  22,026,493        19,450,725
Securities available-for-sale                                     73,262,867        70,063,913
Loans held for sale                                                7,713,306         2,980,839
Loans receivable, net                                            260,524,282       251,646,258
Restricted stock, at cost                                          3,993,600         3,708,650
Accrued interest receivable                                        2,768,684         3,350,862
Premises and equipment, net                                        6,609,322         6,386,714
Real estate and other personal property owned                        667,528         1,021,651
Deferred tax asset, net                                              553,534           443,858
Goodwill, net of accumulated amortization of $723,615 and
    $533,545 at December 31, 2001 and 2000, respectively           3,076,065         3,170,686
Identifiable intangibles, net of accumulated amortization
    of $238,606 and $169,255 at December 31, 2001 and 2000,
    respectively                                                     398,710           468,061
Other assets                                                       1,135,675         1,108,686
                                                               -------------     -------------
                                                               $ 382,730,066       363,800,903
                                                               =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
    Non-interest bearing deposits                              $  46,688,634        33,348,678
    Interest bearing deposits                                    235,711,604       227,830,608
    Federal Home Loan Bank advances                               50,500,000        52,175,000
    Securities sold under agreements to repurchase                 9,603,651        11,365,699
    Line of credit                                                 1,000,000         1,250,000
    Federal funds purchased                                        1,000,000                --
    Advances from borrowers for taxes and insurance                  163,668           462,069
    Income taxes payable                                             503,308           308,630
    Accrued interest payable                                       1,928,736         2,474,944
    Trust preferred securities                                     3,000,000                --
    Accrued expenses and other liabilities                         1,188,303         1,113,104
                                                               -------------     -------------
          Total liabilities                                      351,287,904       330,328,732
                                                               -------------     -------------
Minority interest                                                  2,844,947         3,524,691
                                                               -------------     -------------

Commitments and contingencies  (Note 23)

Stockholders' equity:
    Preferred stock, no par value; authorized 2,000,000
       shares; no shares issued and outstanding                           --                --
    Common stock, no par value; authorized 8,000,000
       shares; 1,698,552 and 1,698,312  shares issued
       at December 31, 2001 and 2000, respectively                28,005,149        28,001,579
    Retained earnings, substantially restricted                    4,339,060         3,541,106
    Treasury stock, at cost, 220,400 and 83,000 shares
       at December 31, 2001 and 2000, respectively                (4,054,712)       (1,515,250)
    Accumulated other comprehensive gain (loss),
       net of taxes                                                  307,718           (79,955)
                                                               -------------     -------------
          Total stockholders' equity                              28,597,215        29,947,480
                                                               -------------     -------------
                                                               $ 382,730,066       363,800,903
                                                               =============     =============


See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                        YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                  2001             2000             1999
                                                              ------------     ------------     ------------
Interest income:
    Loans receivable                                          $ 22,375,775       20,950,657       14,001,573
    Mortgage-backed securities                                   2,910,051        3,898,950        2,747,649
    Other investment securities                                    953,251          495,207          432,987
    Other interest-earning assets                                  643,033          395,117          335,258
                                                              ------------     ------------     ------------
          Total interest income                                 26,882,110       25,739,931       17,517,467
                                                              ------------     ------------     ------------

Interest expense:
    Deposits                                                    10,936,144       10,703,543        6,861,135
    Federal Home Loan Bank advances                              3,198,764        3,444,117        2,171,681
    Securities sold under agreements to repurchase                 487,822          672,773          505,199
    Other borrowings                                                95,738          135,222               --
    Trust preferred securities                                     105,980               --               --
                                                              ------------     ------------     ------------
          Total interest expense                                14,824,448       14,955,655        9,538,015
                                                              ------------     ------------     ------------
          Net interest income                                   12,057,662       10,784,276        7,979,452
Provision for loan losses                                        1,640,125        1,628,569          203,500
                                                              ------------     ------------     ------------
          Net interest income after provision for
             loan losses                                        10,417,537        9,155,707        7,775,952
                                                              ------------     ------------     ------------
Non-interest income:
    Gain on sale of loans                                        3,426,147        2,269,504        2,347,358
    Loan servicing fees                                            222,955          296,474          211,732
    Customer service charges                                       788,310          569,246          402,070
    Gain on sale of securities                                     157,916               --           30,357
    Equity in income of Valley Bancorp, Inc.                            --               --          126,367
    Other                                                          319,070          701,295          217,042
                                                              ------------     ------------     ------------
          Total non-interest income                              4,914,398        3,836,519        3,334,926
                                                              ------------     ------------     ------------
Non-interest expense:
    Compensation and benefits                                    6,004,634        5,165,880        3,895,030
    Occupancy and equipment                                      1,432,772        1,139,624          742,331
    Deposit insurance premiums                                     121,930          102,241          121,088
    Data processing fees                                           761,517          671,237          398,022
    Other                                                        2,846,986        2,470,642        1,945,896
                                                              ------------     ------------     ------------
          Total non-interest expense                            11,167,839        9,549,624        7,102,367
                                                              ------------     ------------     ------------
          Income before income taxes and minority interest       4,164,096        3,442,602        4,008,511

Income taxes                                                     1,633,306        1,287,477        1,539,239
                                                              ------------     ------------     ------------
          Income before minority interest                        2,530,790        2,155,125        2,469,272

Minority interest                                                 (156,065)        (151,171)              --
                                                              ------------     ------------     ------------
          Net income                                          $  2,374,725        2,003,954        2,469,272
                                                              ============     ============     ============

Basic earnings per share                                      $       1.56             1.22             1.47
                                                              ============     ============     ============

Diluted earnings per share                                    $       1.55             1.22             1.47
                                                              ============     ============     ============


See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 2001, 2000 and 1999

                                                                                                     ACCUMULATED
                                                                                                         OTHER           TOTAL
                                                         COMMON        RETAINED        TREASURY      COMPREHENSIVE   STOCKHOLDERS'
                                                         STOCK         EARNINGS          STOCK       INCOME (LOSS)     EQUITY
                                                       -----------    -----------     -----------    -------------   ------------
Balances at December 31, 1998                          $28,001,579      2,533,289              --          (6,901)     30,527,967

Comprehensive income:
    Net income                                                  --      2,469,272              --              --       2,469,272
    Increase in net unrealized losses on securities
      available-for-sale, net of reclassification
      adjustment                                                --             --              --        (954,949)       (954,949)
                                                                                                                      -----------
        Total comprehensive income                                                                                      1,514,323
                                                                                                                      -----------
Dividends declared ($1.04 per share)                            --     (1,751,685)             --              --      (1,751,685)

Treasury shares purchased at cost
    (46,000 shares)                                             --             --        (931,649)             --        (931,649)
                                                       -----------    -----------     -----------     -----------     -----------
Balances at December 31, 1999                           28,001,579      3,250,876        (931,649)       (961,850)     29,358,956

Comprehensive income:
    Net income                                                  --      2,003,954              --              --       2,003,954
    Decrease in net unrealized losses on securities
      available-for-sale, net of reclassification
      adjustment                                                --             --              --         881,895         881,895
                                                                                                                      -----------
        Total comprehensive income                                                                                      2,885,849
                                                                                                                      -----------
Dividends declared ($1.04 per share)                            --     (1,713,724)             --              --      (1,713,724)

Treasury shares purchased at cost
    (37,000 shares)                                             --             --        (583,601)             --        (583,601)
                                                       -----------    -----------     -----------     -----------     -----------
Balances at December 31, 2000                           28,001,579      3,541,106      (1,515,250)        (79,955)     29,947,480

Comprehensive income:
    Net income                                                  --      2,374,725              --              --       2,374,725
    Decrease in net unrealized losses on securities
      available-for-sale, net of reclassification
      adjustment                                                --             --              --         387,673         387,673
                                                                                                                      -----------
        Total comprehensive income                                                                                      2,762,398
                                                                                                                      -----------
Issuance of 240 shares; employee stock options               3,570             --              --              --           3,570

Dividends declared ($1.04 per share)                            --     (1,576,771)             --              --      (1,576,771)

Treasury shares purchased at cost
    (137,400 shares)                                            --             --      (2,539,462)             --      (2,539,462)
                                                       -----------    -----------     -----------     -----------     -----------
Balances at December 31, 2001                          $28,005,149      4,339,060      (4,054,712)        307,718      28,597,215
                                                       ===========    ===========     ===========     ===========     ===========

                                                                                       Years Ended December 31,
                                                                              -----------------------------------------
Disclosure of reclassification amount:                                            2001          2000           1999
--------------------------------------                                        -----------------------------------------
Unrealized holding gains (losses) arising during the period                      844,521      1,437,089     (1,582,029)
Tax (expense) benefit                                                           (321,514)      (552,488)       609,043
                                                                              ----------     ----------     ----------
    Net after tax                                                                523,007        884,601       (972,986)
                                                                              ----------     ----------     ----------
Reclassification adjustment for gains included in net income                    (157,916)            --        (30,357)
Tax expense                                                                       60,008             --         12,320
                                                                              ----------     ----------     ----------
    Net after tax                                                                (97,908)            --        (18,037)
Portion of unrealized gain allocated to minority interest                        (37,426)        (2,706)            --
                                                                              ----------     ----------     ----------
    Net change in unrealized gain (loss) on availiable-for-sale securities       387,673        881,895       (954,949)
                                                                              ==========     ==========     ==========


See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                               YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                       2001              2000             1999
                                                                  -------------     -------------     -------------
Cash flows from operating activities:
    Net income                                                    $   2,374,725         2,003,954         2,469,272
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        Provision for loan losses                                     1,640,125         1,628,569           203,500
        Amortization of goodwill and identifiable intangibles           259,421           259,196           187,477
        Depreciation                                                    604,668           500,167           287,083
        Net gain on sale of premises and equipment                       (1,292)           (5,807)               --
        Deferred income tax expense (benefit)                          (371,182)          (33,814)          (41,604)
        Equity in income of Valley Bancorp, Inc.                             --                --          (126,367)
        Amortization of premiums and discounts on
          securities and loans                                           61,647           133,253           265,178
        Gain on sale of investment securities                          (157,916)               --           (30,357)
        Gain on sale of real estate owned                               (46,456)               --            (4,970)
        Mortgage loans originated and held for sale                (172,228,007)     (110,510,643)     (114,591,857)
        Proceeds from sales of mortgage loans held for sale         167,495,540       108,720,915       119,117,722
        FHLB stock dividends                                           (242,100)         (208,100)         (161,100)
        Decrease (increase) in accrued interest receivable              582,178          (707,302)         (340,297)
        Decrease (increase) in other assets                             (26,989)         (159,793)         (278,127)
        Increase (decrease) in income taxes payable                     194,678          (197,232)          360,639
        Increase (decrease) in accrued interest payable                (546,208)          888,315           260,927
        Increase (decrease) in accrued expenses
          and other liabilities                                          32,517           380,058          (127,019)
        Net change in minority interest                                  18,633           151,171                --
                                                                  -------------     -------------     -------------
            Net cash provided (used) by operating
              activities                                               (356,018)        2,842,907         7,450,100
                                                                  -------------     -------------     -------------
Cash flows from investing activities:
    Net increase in loans receivable                                (10,816,854)      (27,393,985)      (43,534,649)
    Purchases of securities available-for-sale                      (46,263,354)       (7,834,019)      (33,921,870)
    Proceeds from maturities, paydowns and sales of securities
      available-for-sale                                             43,847,274         9,570,153        30,990,562
    Proceeds from redemption of FHLB stock                                   --            31,300                --
    Purchases of restricted stock                                       (42,850)         (271,300)       (1,652,800)
    Purchase of Valley Bancorp, Inc. stock                             (831,251)       (1,923,050)       (1,746,591)
    Cash paid to FDIC on failed bank                                         --                --          (333,245)
    Purchases of premises and equipment                                (800,251)       (2,350,777)       (1,661,802)
    Proceeds from sale of premises and equipment                         37,050            26,100                --
    Proceeds from sale of real estate and other personal
      property owned                                                    706,059           105,045           662,213
    Additions of real estate and other personal
      property owned                                                    (26,877)          (55,476)          (39,748)
    Acquired cash and cash equivalents of Valley
      Bancorp, Inc.                                                          --         1,205,576                --
                                                                  -------------     -------------     -------------
            Net cash used by investing activities                   (14,191,054)      (28,890,433)      (51,237,930)
                                                                  -------------     -------------     -------------
Cash flows from financing activities:
    Net increase in deposits                                         21,220,952        31,215,127        12,261,454
    Net increase (decrease) in FHLB advances                         (1,675,000)        5,750,000        24,250,000
    Advances on line of credit                                        1,750,000         1,555,000                --
    Payments on line of credit                                       (2,000,000)         (305,000)               --
    Net increase (decrease) in securities sold under
      repurchase agreements                                          (1,762,048)         (180,260)        2,095,387
    Net increase (decrease) in federal funds purchased                1,000,000        (1,750,000)               --
    Net increase (decrease) in advances from borrowers
      for taxes and insurance                                          (298,401)           53,908            65,554
    Issuance of  trust preferred securities                           3,000,000                --                --
    Proceeds from issuance of common stock                                3,570                --                --
    Purchase of treasury stock                                       (2,539,462)         (583,601)         (931,649)
    Dividends paid to stockholders                                   (1,576,771)       (1,713,724)       (1,751,685)
                                                                  -------------     -------------     -------------
            Net cash provided by financing activities                17,122,840        34,041,450        35,989,061
                                                                  -------------     -------------     -------------
Net increase (decrease) in cash and cash equivalents                  2,575,768         7,993,924        (7,798,769)

Cash and cash equivalents at beginning of year                       19,450,725        11,456,801        19,255,570
                                                                  -------------     -------------     -------------
Cash and cash equivalents at end of year                          $  22,026,493        19,450,725        11,456,801
                                                                  =============     =============     =============
Cash paid during the year for:
    Interest, approximately                                       $  15,369,000        14,074,000         9,280,000
    Income taxes, approximately                                       1,810,000         1,519,000         1,220,000
                                                                  =============     =============     =============


See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  GENERAL

          The accompanying consolidated financial statements include the accounts of United Financial Corp. (UFC) and UFC's wholly-owned subsidiary, Heritage Bank (Heritage) and, effective January 1, 2000 (see Note 25), UFC's majority-owned subsidiary Valley Bancorp, Inc. (Valley). UFC owns 65.32% of the outstanding stock of Valley at December 31, 2001 compared to 56.52% at December 31, 2000 and 39.93% at December 31, 1999. UFC, Heritage, and Valley are herein referred to collectively as "the Company." UFC's wholly-owned subsidiary, United Financial-Montana Capital Trust I administers the $3.0 million of Capital Trust Pass-Through Securities (See Note 11). All significant intercompany balances and transactions have been eliminated in consolidation.

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

          The financial statements for 2000 and 1999 included the accounts of Heritage State Bank (Heritage State) a commercial bank formed in August 1998 to acquire a portion of the business of a failed bank in Fort Benton, Montana. Effective January 1, 2001, Heritage merged into Heritage State's state banking charter. Effective at the time of the merger, Heritage State changed its name to Heritage Bank and relocated its main office to Great Falls, Montana.

          A former wholly-owned subsidiary of Heritage, Community Service Copororation (CSC), was inactive in 2000 and the corporation was dissolved in 2001.

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

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



     (c)  CASH EQUIVALENTS

          For purposes of the consolidated statements of cash flows, the Company considers all cash, daily interest demand deposits, amounts due from banks and interest-bearing deposits with banks with original maturities of three months or less to be cash equivalents.

     (d)  SECURITIES AVAILABLE-FOR-SALE

          Securities available-for-sale include all investment and mortgage-backed securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available-for-sale are carried at fair value and unrealized gains and losses (net of related tax effects) are excluded from earnings and reported as a separate component of stockholders' equity.

          Declines in the fair value of available-for-sale securities below carrying value that are other than temporary are charged to expense as realized losses and the related carrying value is reduced to fair value. The cost of any investment, if sold, is determined by the specific identification method.

          Premiums and discounts on investment securities are amortized or accreted into income using a method which approximates the level-yield interest method.

     (e)  LOANS RECEIVABLE AND LOAN FEES

          Loans receivable are stated at unpaid principal balances, less unearned discounts and net of deferred loan origination fees. Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible. Discounts on purchased loans are amortized into interest income using the level-yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

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

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



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

          Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged off. The allowance is reduced by loans charged off. Loans are charged off when management believes the loan's principal balance, or a portion thereof, is no longer collectable.

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

     (h)  GOODWILL AND IDENTIFIABLE INTANGIBLES

          Goodwill and identifiable intangibles represent the excess of cost over the fair value of the net assets at the date of acquisition. Goodwill is amortized to expense using the straight-line method over 15 to 25 years. Identifiable intangibles are amortized to expense using the straight-line method over 5 to 15 years. UFC recorded $95,449 and $493,567 of goodwill in 2001 and 2000, respectively, related to the acquisition of Valley shares. No goodwill was recorded in 1999.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



          The Company assesses the recoverability of intangible assets by determining whether the amortization of the goodwill and identifiable intangible balances over their remaining lives can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill and identifiable intangibles will be impacted if estimated future operating cash flows are not achieved.

     (i)  RESTRICTED STOCK INVESTMENTS

          Federal Home Loan Bank stock is a required investment of institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula and is carried at cost on the balance sheet. Both stock and cash dividends may be received on FHLB stock. In addition to FHLB stock, Valley also holds Federal Reserve Bank (FRB) stock. FHLB and FRB stocks are restricted as they may only be sold to another member institution or the FHLB or FRB at their par values. FRB stock is also carried at cost on the balance sheet.

     (j)  PREMISES AND EQUIPMENT

          Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by straight-line and accelerated methods over the estimated useful lives of 39 years for buildings, 5 to 40 years for improvements, and 3 to 10 years for furniture, fixtures and equipment.

     (k)  REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED

          Real estate owned represents real estate assets acquired through foreclosure or deed in lieu of foreclosure and is comprised of properties held for sale and held for investment. Foreclosed assets held for sale are carried at the lower of fair value less estimated costs to sell, or cost. Fair value is determined as the amount that could be reasonably expected in a current sale (other than a forced or liquidation sale) between a willing buyer and a willing seller.

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

                        December 31, 2001, 2000 and 1999



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

     (o)  LONG-LIVED ASSETS

          Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset's fair value, which may be estimated by discounting the expected future cash flows. At December 31, 2001 and 2000, there were no assets that were considered impaired. There were no impairment losses recognized during 2001, 2000 or 1999.

     (p)  MORTGAGE SERVICING RIGHTS

          The Company recognizes as assets the rights to service mortgage loans for others, whether acquired or internally originated. Servicing assets are initially recorded at fair value based on comparable market quotes and are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are periodically evaluated for impairment by stratifying the servicing assets based on predominant risk characteristics of the underlying loans including loan type, note rate and loan term. Servicing assets are included in other assets on the accompanying consolidated statements of financial condition.

     (q)  COMPREHENSIVE INCOME

          The Company is required to report its comprehensive income, which includes net income as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders, in a separate statement. The Company's only significant element of other comprehensive income is unrealized gains and losses on securities available-for-sale, net of tax effects.

     (r)  RECLASSIFICATIONS

          Certain reclassifications have been made to the 2000 and 1999 amounts to conform to the 2001 presentation.

     (s)  NEW ACCOUNTING PRONOUNCEMENTS

          On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS Nos. 133 and 138 establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 require that changes in the derivative's

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



          fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As of December 31, 2001, the Company was not engaged in hedging activities nor did it hold any derivative instruments which required adjustments to carrying values under SFAS Nos. 133 or 138. Therefore, the adoption had no impact on the consolidated financial statements of the Company.

          In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises accounting standards for securitizations and transfers of financial assets and collateral and requires certain disclosures, but carries forward most of SFAS No. 125's provisions without change. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. Adoption of these provisions did not have a material effect on the consolidated financial statements, results of operations or liquidity of the Company. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

          In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

          The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting standards. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

          Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



          period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

          In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002.

          As of the date of adoption, the Company had unamortized goodwill in the amount of $3,076,065 and unamortized identifiable intangible assets in the amount of $398,710, both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $190,070 and $189,845 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(2)  CASH ON HAND AND IN BANKS

     The subsidiary banks are required to maintain an average reserve balance with the FRB, or maintain such reserve in cash on hand. The amount of this required reserve balance at December 31, 2001 and 2000 was approximately $1,289,000 and $817,000, respectively. An additional $25,000 compensating balance is required to be maintained with the FRB for check clearing services.

     The Company places its cash with high credit quality institutions. The amount on deposit fluctuates, and at times exceeds the insured limit by the Federal Deposit Insurance Corporation, which potentially subjects the Company to credit risk.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(3)  SECURITIES AVAILABLE-FOR-SALE

     The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale at December 31 are as follows:

                                                        2001
                        ----------------------------------------------------------------------
                                              GROSS               GROSS           ESTIMATED
                           AMORTIZED        UNREALIZED          UNREALIZED          FAIR
                             COST             GAINS               LOSSES            VALUE
                        --------------    --------------     --------------     --------------
U.S. Government and
   federal agencies     $   30,438,554           338,269            (70,022)        30,706,801
Mortgage-backed
   securities               38,937,680           399,674            (55,724)        39,281,630
Municipal bonds              1,783,502             7,527            (45,825)         1,745,204
Corporate bonds and
   equity securities         1,542,276               731            (13,775)         1,529,232
                        --------------    --------------     --------------     --------------
                        $   72,702,012           746,201           (185,346)        73,262,867
                        ==============    ==============     ==============     ==============

                                                       2000
                        ----------------------------------------------------------------------
                                              GROSS               GROSS           ESTIMATED
                           AMORTIZED        UNREALIZED          UNREALIZED          FAIR
                             COST             GAINS               LOSSES            VALUE
                        --------------    --------------     --------------     --------------
U.S. Government and
   federal agencies     $   23,783,367           111,558            (23,030)        23,871,895
Mortgage-backed
   securities               41,622,251           108,899           (195,457)        41,535,693
Municipal bonds              2,742,322                --            (24,634)         2,717,688
Corporate bonds and
   equity securities         2,041,723                --           (103,086)         1,938,637
                        --------------    --------------     --------------     --------------
                        $   70,189,663           220,457           (346,207)        70,063,913
                        ==============    ==============     ==============     ==============

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



     Maturities of securities available-for-sale by contractual maturity at December 31, 2001 are shown below. Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities. At December 31, 2001 and 2000, $12,398,040 and $16,093,390, respectively, of variable rate securities are included in securities available-for-sale.

                                                                              ESTIMATED
                                                            AMORTIZED           FAIR
                                                              COST              VALUE
                                                         --------------    --------------
     Due within one year                                 $   12,444,790        12,481,638
     Due after one year through five years                    3,673,332         3,801,212
     Due after five years through ten years                  13,192,259        13,283,841
     Due after ten years                                      4,453,951         4,414,546
                                                         --------------    --------------
                                                             33,764,332        33,981,237
     Mortgage-backed securities                              38,937,680        39,281,630
                                                         --------------    --------------
                                                         $   72,702,012        73,262,867
                                                         ==============    ==============

     The Company has not entered into any swaps, options, or futures contracts. Included in the municipal bonds and U.S. Government and federal agencies security amounts are investments which have call features. At December 31, 2001, the Company had securities callable within one year with amortized cost and estimated fair value of $9,272,547 and $9,353,452, respectively. The securities are primarily included in the due after five years through ten years category in the table above.

     There were no sales of securities available-for-sale during the year ended December 31, 2000. Gross proceeds from sales of securities were $6,804,564 and $10,123,123 for the years ended December 31, 2001 and 1999, respectively, resulting in gross gains of $157,916 in 2001 and $30,357 in 1999.

     There are no significant concentrations of investments at December 31, 2001 (greater than 10% of stockholders' equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

     At December 31, 2001 and 2000, investment securities were pledged as follows:

                                                    2001                                2000
                                      --------------------------------    --------------------------------
                                                        ESTIMATED FAIR                      ESTIMATED FAIR
PLEDGED TO SECURE:                    AMORTIZED COST        VALUE         AMORTIZED COST        VALUE
----------------------------------    --------------    --------------    --------------    --------------
Repurchase agreements                 $   15,777,168        15,906,997        15,977,825        15,937,470
FHLB advances                             21,002,294        21,004,805        20,987,233        20,953,294
Public and nonpublic deposits, fed
   fund borrowings and other              23,700,280        24,040,538        19,594,810        19,584,031
                                      --------------    --------------    --------------    --------------
                                          60,479,742        60,952,340        56,559,868        56,474,795
Unpledged                                 12,222,270        12,310,527        13,629,795        13,589,118
                                      --------------    --------------    --------------    --------------
                                      $   72,702,012        73,262,867        70,189,663        70,063,913
                                      ==============    ==============    ==============    ==============

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(4)  LOANS RECEIVABLE, NET

     Loans receivable, net of unamortized net deferred loan fees, at December 31 are summarized as follows:

                                                                      2001              2000
                                                                 --------------    --------------

    First mortgage loans and contracts secured by real estate    $   81,588,470        77,719,571
    Commercial real estate loans                                     77,627,030        65,268,196
    Commercial loans                                                 60,578,808        69,323,799
    Auto and other consumer loans                                    23,970,037        24,018,527
    Second mortgage consumer loans                                    5,438,463         4,744,815
    Agricultural loans                                               11,606,658        10,469,480
    Tax exempt municipal loans                                        1,684,846         1,489,128
    Savings account and other loans                                   1,532,563         1,138,287
                                                                 --------------    --------------
                                                                    264,026,875       254,171,803
        Less:  Allowance for loan losses                              3,502,593         2,525,545
                                                                 --------------    --------------
                                                                 $  260,524,282       251,646,258
                                                                 ==============    ==============

     A summary of activity in the allowance for loan losses for the years ended December 31 follows:

                                        2001               2000               1999
                                   --------------     --------------     --------------
     Balance, beginning of year    $    2,525,545          1,585,819          1,484,680
     Balance acquired                          --            392,857                 --
     Provision for loan losses          1,640,125          1,628,569            203,500
     Losses charged off                  (700,614)        (1,137,661)          (109,472)
     Recoveries                            37,537             55,961              7,111
                                   --------------     --------------     --------------
     Balance, end of year          $    3,502,593          2,525,545          1,585,819
                                   ==============     ==============     ==============

     Loans receivable include approximately $93,381,000 and $88,882,000 in adjustable rate loans at December 31, 2001 and 2000, respectively.

     Nonaccrual loans amounted to approximately $2,114,000 and $903,000 at December 31, 2001 and 2000, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $224,000 and $264,000, respectively. Loans contractually past due ninety days or more aggregating approximately $294,000 and $258,000 as of December 31, 2001 and 2000, respectively, were on accrual status. Such loans are deemed adequately secured and in the process of collection.

     Impaired loans at December 31, 2001 and 2000 were approximately $2,724,000 and $1,200,000, respectively. The allowance associated with impaired loans included in the allowance for loan losses at December 31, 2001 and 2000 were approximately $640,000 and $324,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999 was approximately $1,962,000, $850,000 and $70,000, respectively. Interest income recognized on impaired loans during 2001, 2000 and 1999 was approximately $13,000, $128,000 and $41,000, respectively.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



     At December 31, 2001, the Company had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.

     At December 31, 2001 and 2000 approximately $44,423,000 and $52,852,000, respectively, of the Company's loans receivable are obligations of customers located outside of the Company's market area.

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

     Financial instruments outstanding at December 31 whose contract amounts represent credit risk include:

                                                                    2001               2000
                                                                 ------------    ------------
     Unused lines of credit                                      $ 35,931,000      33,328,000
     Commitments outstanding - variable rate                        1,028,000         795,000
     Unfunded commitments under Bankcard arrangements               2,643,000       2,597,000
     Letters of credit                                                169,000         176,000

     The majority of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area, primarily in central and western Montana and Phoenix and Scottsdale, Arizona. Substantially all such customers are also depositors of the Bank. The concentrations of credit by type of loan are set forth above. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Outstanding commitments and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2001.

(5)  ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable at December 31 is summarized as follows:

                                                                     2001            2000
                                                                 ------------    ------------
     Loans receivable                                            $  2,259,470       2,592,371
     Mortgage-backed securities                                       200,687         298,325
     Investment securities                                            285,192         434,038
     Time deposits in banks and other interest-earning assets          23,335          26,128
                                                                 ------------    ------------
                                                                 $  2,768,684       3,350,862
                                                                 ============    ============

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(6)  PREMISES AND EQUIPMENT

     Premises and equipment at December 31 are summarized as follows:

                                              2001               2000
                                         --------------     --------------
    Land                                 $    1,180,331          1,180,331
    Building and improvements                 4,399,859          4,345,386
    Furniture, fixtures and equipment         3,107,864          2,811,132
    Construction in progress                    410,396                 --
                                         --------------     --------------
                                              9,098,450          8,336,849
    Accumulated depreciation                 (2,489,128)        (1,950,135)
                                         --------------     --------------
                                         $    6,609,322          6,386,714
                                         ==============     ==============

(7)  REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED

     During 2000, the Company was required by its regulators to reclassify to real estate owned an asset held for the production of income which was previously classified in premises and equipment. The asset is being carried at cost, less accumulated depreciation. Depreciation is being computed using the straight-line method over the estimated useful life of the asset. The asset is currently being leased (see Note 15).

     During 2001, the Company sold real estate and other personal property acquired through foreclosure with an aggregate book value of approximately $660,000 and reported a gain of approximately $46,000 on the sales. During 2000, the Company sold real estate and other personal property acquired through foreclosure with an aggregate book value of approximately $105,000 and reported no gain or loss.

     The Company transferred loans of $474,466 and $330,365 to real estate and other personal property owned during the years ended December 31, 2001 and 2000, respectively.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(8)  DEPOSITS

     Deposits at December 31 are summarized as follows:

                                                                2001                                 2000
                                          -------------------------------------------     --------------------------
                                             WEIGHTED
                                           AVERAGE RATE        AMOUNT            %            AMOUNT            %
                                          --------------   --------------     -------     --------------     -------
     Demand accounts                           0.00%       $   46,688,634        16.5%        33,348,678        12.7%

     NOW and money market accounts             1.70%           50,990,350        18.1         52,018,226        20.0
     Savings accounts                          2.97%           62,283,044        22.1         49,203,249        18.8

     Certificates of deposit:              2.00 to 3.99%       27,673,765         9.8              5,820          --
                                           4.00 to 4.99%       36,536,052        12.9            409,215          .1
                                           5.00 to 5.99%       33,096,347        11.7         35,991,330        13.8
                                           6.00 to 6.99%       19,128,821         6.8         76,711,121        29.4
                                           7.00 to 7.99%        6,003,225         2.1         13,491,647         5.2
                                                           --------------     -------     --------------     -------
     Total certificates of deposit             4.87%          122,438,210        43.3        126,609,133        48.5
                                                           --------------     -------     --------------     -------
     Total interest-bearing deposits           3.68%          235,711,604        83.5        227,830,608        87.3
                                                           --------------     -------     --------------     -------
                                               3.07%       $  282,400,238       100.0%       261,179,286       100.0%
                                                           ==============     =======     ==============     =======

     Scheduled maturities of certificates of deposit at December 31, 2001 are as follows:

          Due within one year                                         $   88,625,044
          Due within two to three years                                   28,276,118
          Due within four to five years                                    5,537,048
                                                                      --------------
                                                                      $  122,438,210
                                                                      ==============

     Certificates of deposit of $100,000 or more are approximately $34,009,000 and $30,752,000 at December 31, 2001 and 2000, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

     Interest expense on deposits for the years ended December 31 is summarized as follows:

                                          2001              2000              1999
                                     --------------    --------------    --------------
    NOW and money market accounts    $    1,271,307         1,461,675           479,045
    Savings accounts                      2,189,779         2,099,262         1,837,886
    Certificates of deposit               7,475,058         7,142,606         4,544,204
                                     --------------    --------------    --------------
                                     $   10,936,144        10,703,543         6,861,135
                                     ==============    ==============    ==============

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(9)  FEDERAL HOME LOAN BANK ADVANCES

     Federal Home Loan Bank advances at December 31 are summarized as follows:

                                                                         2001              2000
                                                                    --------------    --------------
    3.88% to 7.23% fixed rate advances, interest payable monthly    $   46,500,000        46,175,000
    5.52% to 6.12% putable advances, put options exercisable
       quarterly, interest payable monthly                               4,000,000         4,000,000
    6.81% guaranteed spread advance, interest payable monthly                   --         2,000,000
                                                                    --------------    --------------
                                                                    $   50,500,000        52,175,000
                                                                    ==============    ==============

     The weighted average interest rate on these advances was 5.65% and 6.57% at December 31, 2001 and 2000, respectively.

     Contractual principal repayments on advances from the Federal Home Loan Bank subsequent to December 31, 2001 are as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
                  2002                                                        $   18,500,000
                  2003                                                            18,000,000
                  2004                                                             5,000,000
                  2005                                                             5,000,000
                  2006                                                             2,000,000
                  Thereafter                                                       2,000,000
                                                                              --------------
                                                                              $   50,500,000
                                                                              ==============


     Advances from the FHLB are secured by pledges of FHLB stock and a blanket assignment of Heritage's unpledged, qualifying mortgage loans, mortgage-backed securities and U.S. Government and federal agency securities.

     At December 31, 2001, the Company had a Cash Management Advance (CMA) credit facility with a maximum allowable advance of $72,819,000, subject to available collateral limits. The CMA credit facility expires May 29, 2002. There were no outstanding advances on the CMA credit facility as of December 31, 2001.

     At December 31, 2001, the current established available FHLB advance credit line was 25% of assets.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(10) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase at December 31 consist of the following:

                                                               2001
                               ----------------------------------------------------------------------
                                                                                       ESTIMATED FAIR
                                                     WEIGHTED          BOOK VALUE           VALUE
                                 REPURCHASE          AVERAGE          OF UNDERLYING    OF UNDERLYING
                                   AMOUNT             RATE             SECURITIES       SECURITIES
                               --------------    --------------      --------------    --------------
    To repurchase within:
       1 - 30 days             $    2,847,558             4.02 %          3,674,611         3,718,569
       31 - 90 days                 1,486,716               3.85%         2,497,990         2,488,855
       Greater than 90 days         5,269,377               3.45%         9,604,567         9,699,575
                               --------------                        --------------    --------------

                               $    9,603,651               3.68%        15,777,168        15,906,999
                               ==============                        ==============    ==============

                                                               2000
                               ----------------------------------------------------------------------
                                                                                       ESTIMATED FAIR
                                                     WEIGHTED          BOOK VALUE           VALUE
                                 REPURCHASE          AVERAGE          OF UNDERLYING    OF UNDERLYING
                                   AMOUNT             RATE             SECURITIES       SECURITIES
                               --------------    --------------      --------------    --------------
    To repurchase within:
       1 - 30 days             $    3,524,942               5.83%         6,240,689         6,232,199
       31 - 90 days                 1,298,675               6.33%           658,582           662,892
       Greater than 90 days         6,542,082               6.30%         9,078,554         9,042,379
                               --------------                        --------------    --------------

                               $   11,365,699               6.16%        15,977,825        15,937,470
                               ==============                        ==============    ==============


     Securities underlying the agreements to repurchase are for the same securities originally sold and are held in a custodial account by a third party. For the year ended December 31, 2001 and 2000, securities sold under agreements to repurchase averaged approximately $8,745,000 and $11,485,000, respectively, and the maximum outstanding at any month end during the year was approximately $9,604,000 and $13,863,000, respectively.

(11) TRUST PREFERRED SECURITIES

     In July 2001, UFC issued junior subordinated debentures, aggregating $3,000,000 to United Financial-Montana Capital Trust I (Trust). The Trust issued preferred securities, as part of a pooled issue, with an aggregate liquidation amount of $3,000,000 ($1,000 per capital security) to third-party investors. The junior subordinated debentures and cash are the

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



     sole assets of the Trust. The preferred securities are includable as Tier I capital for regulatory capital purposes. The offering price was $1,000 per capital security. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a semi-annual basis, which are included in interest expense. The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly-owned by UFC. The junior subordinated debentures and preferred securities will mature on July 25, 2031. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, after five years at decreasing premiums with the permission of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). UFC has provided a full and unconditional guarantee of the obligations of the Trust in the event of the occurrence of an event of default, as defined. Debt issuance costs totaling $118,812 were capitalized related to the debenture offering and are being amortized over the 10-year non-premium callable life of the preferred securities.

(12) LINES OF CREDIT

     UFC has a line of credit of $3,000,000 with Wells Fargo with an interest rate of 1.75% over the Wells Fargo federal funds rate, which was 3.37% and 8.25% at December 31, 2001 and 2000. This line is secured by UFC's Heritage stock and expires October 30, 2002. Interest is payable quarterly. Principal is payable at maturity. The principal balance outstanding at December 31, 2001 and 2000 was $1,000,000 and $1,250,000, respectively.

     Heritage also has established a federal funds line with Wells Fargo. The total line is $10,000,000 with a daily interest rate equal to the Wells Fargo federal funds rate, which was 1.625% and 6.50% at December 31, 2001 and 2000. Advances up to $5,000,000 are unsecured, and advances over $5,000,000 are secured by investment securities. There were no amounts outstanding at December 31, 2001 or 2000; however, borrowings were advanced during 2000.

     Valley has a federal funds line of $3,000,000 at Wells Fargo at December 31, 2001 and 2000, with a daily interest rate equal to the Wells Fargo federal funds rate, which was 1.625% and 6.50% at December 31, 2001 and 2000. There were no amounts outstanding at December 31, 2001 and 2000; however, borrowings were advanced during both years. All outstanding principal and unpaid accrued interest is due and payable the next business day. Borrowings are secured by securities available-for-sale.

     In addition, Valley has a federal funds line of $3,000,000 at M & I Thunderbird Bank (M & I) as of December 31, 2001 and 2000, with an interest rate equal to the M & I federal funds rate, which was 1.875% and 6.31% at December 31, 2001 and 2000, respectively. The principal balance outstanding at December 31, 2001 was $1,000,000. No balance was outstanding at December 31, 2000; however, borrowings were advanced in 2000. All outstanding principal and unpaid accrued interest is due and payable two business days from the date of advance. Borrowings are secured by securities available-for-sale.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(13) INCOME TAXES

     Income tax expense for the years ended December 31 is summarized as follows:

                                                      FEDERAL             STATE              TOTAL
                                                  --------------     --------------     --------------
    2001:
       Current                                    $    1,701,327            303,161          2,004,488
       Deferred                                         (320,863)           (50,319)          (371,182)
                                                  --------------     --------------     --------------
                                                  $    1,380,464            252,842          1,633,306
                                                  ==============     ==============     ==============
    2000:
       Current                                    $    1,128,159            193,132          1,321,291
       Deferred                                          (71,352)            37,538            (33,814)
                                                  --------------     --------------     --------------
                                                  $    1,056,807            230,670          1,287,477
                                                  ==============     ==============     ==============
    1999:
       Current                                    $    1,301,647            279,196          1,580,843
       Deferred                                          (40,571)            (1,033)           (41,604)
                                                  --------------     --------------     --------------
                                                  $    1,261,076            278,163          1,539,239
                                                  ==============     ==============     ==============

     Income tax expense for the years ended December 31 differs from "expected" income tax expense (computed by applying the Federal corporate income tax rate of 34% to income before income taxes) as follows:

                                                       2001               2000               1999
                                                  --------------     --------------     --------------
     Computed "expected" tax expense              $    1,415,792          1,170,485          1,362,894
     Increase (decrease) resulting from:
        State taxes, net of Federal income
             tax effects                                 199,068            152,242            183,588
        Goodwill amortization                             64,624             64,548             40,164
        Tax-exempt interest                              (50,646)           (55,867)           (45,085)
        Equity in undistributed earnings of
             Valley Bancorp, Inc.                             --                 --            (42,965)
         Other, net                                        4,468            (43,931)            40,643
                                                  --------------     --------------     --------------
                                                  $    1,633,306          1,287,477          1,539,239
                                                  ==============     ==============     ==============

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



     Differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                                2001            2000
                                                                            ------------    ------------
     Deferred tax assets:
        Loans, principally due to allowance for loan losses                 $  1,313,528         914,244
        Investments, due to difference in basis                                  121,046         118,975
        Premises and equipment and real estate owned, due to difference
             in basis                                                             59,152          59,152
        Purchase accounting basis differences                                     34,552          23,726
        Unrealized losses on securities available-for-sale                            --          48,501
        Other                                                                    127,596          36,632
                                                                            ------------    ------------
           Total gross deferred tax assets                                     1,655,874       1,201,230
                                                                            ------------    ------------

     Deferred tax liabilities:
        Loans, due to difference in basis                                        162,913         195,091
        Stock in FHLB, principally due to stock dividends not recognized
             for tax purposes                                                    440,872         347,772
        Premises and equipment, principally due to differences in
             depreciation                                                        222,699         207,760
        Prepaid SAIF assessment                                                    7,453           6,749
        Unrealized losses on securities available-for-sale                       213,005              --
        Other                                                                     55,398              --
                                                                            ------------    ------------
           Total gross deferred tax liabilities                                1,102,340         757,372
                                                                            ------------    ------------
           Net deferred tax asset                                           $    553,534         443,858
                                                                            ============    ============

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, at December 31, 2001 and 2000 management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

     Retained earnings at December 31, 2001 includes approximately $3,477,000 for which no provision for Federal income tax has been made. This amount represents the base year income tax bad debt reserve. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears this reserve will be reduced and thereby result in taxable income in the foreseeable future. The Company is not currently contemplating any changes to its business or operations which would result in a recapture of the base year bad debt reserve into taxable income.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(14) MORTGAGE SERVICING RIGHTS

     Total mortgage servicing rights, net of accumulated amortization, were approximately $158,000 and $9,000 at December 31, 2001 and 2000, respectively. Servicing rights of $162,000 and $169,000 were capitalized in 2001 and 2000, respectively. Amortization expense of $12,183, $29,141 and $2,679 was recognized in 2001, 2000, and 1999, respectively. There were no impairment losses recognized in 2001, 2000, and 1999. At December 31, 2001, the estimated fair value of the Company's servicing assets approximates its carrying value.

     In November 2000, Heritage entered into an agreement with an unrelated third party to sell all of its mortgage servicing rights associated with Montana Board of Housing loans existing at November 30, 2000 which had outstanding principal balances of approximately $49,600,000. The sales price was 1.03% of the outstanding principal balance at close of business November 30, 2000, or approximately $510,000. A gain on the sale of approximately $255,000 is included in other non-interest income for the year ended December 31, 2000. At December 31, 2000, Heritage had a receivable related to the sale of approximately $258,000 which was collected in March 2001. The receivable was included in other assets in the accompanying consolidated statement of financial condition.

     Real estate loans serviced for others, which are not included in the accompanying consolidated financial statements, totaled approximately $17,239,000 and $53,933,000 at December 31, 2001 and 2000, respectively.
     Approximately $49,547,000 of the real estate loans serviced for others at December 31, 2000 were being serviced under a short-term sub-servicing agreement which expired in February 2001.

(15) LEASES

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

     At December 31, 2001, the cost of the asset under lease was approximately $546,500 and accumulated depreciation was $34,655. The net carrying value of approximately $512,000 is included in real estate and other personal property owned on the accompanying December 31, 2001 consolidated statement of financial condition.

     Future minimum rental income under this lease are as follows:

          YEAR ENDING DECEMBER 31,
                 2002                                     $      102,000
                 2003                                             34,000
                                                          --------------
                                                          $      136,000
                                                          ==============

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



     For the year ended December 31, 2001 and 2000, rental income included in the accompanying consolidated statement of income was $95,880 and $76,500, respectively.

     The Company as Lessee:

     The Company leases certain land and office space under noncancelable operating leases. Total rental expense for the years ended December 31, 2001, 2000 and 1999 was $256,230, $194,120 and $31,440, respectively.

     The total future minimum lease payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year at December 31, 2001 are as follows:

               YEAR ENDING DECEMBER 31,
                         2002                             $     241,286
                         2003                                   238,631
                         2004                                   238,631
                         2005                                   236,358
                         2006                                   145,656
                      Thereafter                                985,000
                                                          -------------
                                                          $   2,085,562
                                                          =============

(16) RELATED PARTIES

     Central Financial Services (CFS) provides various management services for the Company, including accounting, tax and insurance advisory services, and investment, personnel and regulatory consulting. CFS is owned by UFC's Chairman of the Board of Directors and largest shareholder. The charges for their services were $378,828, $348,053 and $308,691 for the years ended December 31, 2001, 2000, and 1999, respectively.

     The Company acquires loan participations from a bank controlled by UFC's Chairman of the Board of Directors. At December 31, 2001 and 2000, the outstanding balances of loans purchased from this bank were $5,067,810 and $5,794,343, respectively.

     Banker's Resource Center (BRC) provides data processing services for the Company. The Company has a 14% ownership interest in BRC, a computer data center. The charges for BRC's services were $539,392, $499,077 and $398,022 for the years ended December 31, 2001, 2000 and 1999, respectively.

     As of December 31, 2001 and 2000, the Board of Directors and officers of the Company had approximately $2,890,000 and $2,614,000, respectively, on deposit with subsidiary banks.

     At December 31, 2001 and 2000, the Board of Directors and executive officers of the Company had $1,718,998 and $1,765,413, respectively, in outstanding loans with subsidiary banks. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with equivalent risk of collectibility.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



     A summary of activity with respect to aggregate loans to related parties for the year ended December 31, 2001 and 2000 follows:

                                                      2001              2000
                                                  ------------     ------------
            Balance, beginning of year            $  1,765,413     $  1,372,227
            New loans                                1,131,439          670,145
            Repayments                              (1,177,854)        (276,959)
                                                  ------------     ------------
            Balance, end of year                  $  1,718,998     $  1,765,413
                                                  ============     ============

(17) EMPLOYEE BENEFIT PLANS

     Heritage has a savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 15% of their monthly wages. Heritage matches an amount equal to 75% of the employee's contribution, up to 6% of total wages. Participants are at all times fully vested in their contributions and are immediately vested in the employer's contributions. Heritage 401(k) contributions and administrative costs were approximately $128,000, $115,000 and $107,000 during the years ended December 31, 2001,
     2000 and 1999, respectively.

     Valley has a savings and profit sharing plan for employees meeting certain service requirements. This plan qualifies under Section 401(k) of the Internal Revenue Code. The plan allows each employee to contribute up to 20% of his or her annual compensation. At the discretion of the Board of Directors, Valley may also make additional contributions, dependent on profits, but not to exceed 25% of the employee's annual compensation after taking into consideration Valley's previous matching contributions. Valley contributed approximately $21,000 and $20,000 to the plan during the years ended December 31, 2001 and 2000.

     Heritage has a deferred compensation agreement with an employee that provides for predetermined periodic payments over 15 years upon retirement or death. In the event of acquisition of the Company by a third party, disability or early retirement, the predetermined payments are based on years of service. Amounts expensed under this agreement were approximately $6,400, $8,500 and $3,300, respectively, for the years ended December 31, 2001, 2000 and 1999. Heritage owns two single premium insurance policies in connection with this agreement. The policies have a cash value, which is included in other assets on the accompanying consolidated statements of financial condition, of approximately $313,000 and $297,000 at December 31, 2001 and 2000, respectively.

     In October 1999, Heritage adopted a supplemental retirement agreement with an employee that provides for salary continuation benefits upon retirement, disability, or death. The employee is vested in the plan 10% for every plan year of employment and 100% vested after 10 plan years. The effective date for vesting was January 1, 1997. The employee is considered 100% vested upon determination of full or partial disability, death, or change of control, with payment made in a lump sum within 60 days. The normal retirement benefit will be paid in either a lump sum or at the election of the employee an annuity shall be purchased for the amount of the Company's obligation. The amount expensed under this agreement was approximately $7,400, $4,900 and $970, respectively, for the years ended December 31, 2001, 2000 and 1999.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(18) STOCK OPTION PLANS

     In January 2000, the United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (the Plan) was approved by the Company's Board of Directors. The adoption of the Plan was ratified by a vote of the Company's shareholders at the annual meeting in May 2000. The Company's existing stock appreciation rights plan, pursuant to which no stock appreciation rights were granted, was rescinded by the Board of Directors upon approval of the Plan. The Plan provides for the grant of incentive stock options
     (ISOs) and non-qualified stock options to certain full and part-time employees and directors of the Company. The plan provides for award of options for a maximum of 120,000 shares of Company common stock. Vesting for each award is at the discretion of the compensation committee of the Board of Directors. The term of the options is 10 years for ISOs and for non-qualified stock options. The option price for all ISOs granted under the Plan shall be determined by the compensation committee, but shall not be less than 100% of the fair market value of the common stock at the date of grant of such option. The option price for all non-qualified options shall also be determined by the compensation committee. Options granted to 10% or greater shareholders will have exercise prices equal to 110% of market value and can not be exercised after five years. A change in control, as defined in the Plan, will immediately vest all options upon completion of such a change in control.

     In May 2001 and 2000, the Board of Directors granted options under the Plan to acquire 37,716 and 34,785 shares of the Company's common stock, respectively.

     At December 31, 2001, total shares available for option grants under the Plan were 47,499. Changes in shares issuable under options granted by the Company for the years ended December 31, 2001 and 2000, are summarized as follows:

                                     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                -----------------------------    ------------------------------
                                   NUMBER          WEIGHTED         NUMBER          WEIGHTED
                                     OF            AVERAGE            OF            AVERAGE
                                   SHARES       EXERCISE PRICE      SHARES       EXERCISE PRICE
                                ------------    --------------   ------------    --------------
Balance at January 1, 2000                --     $         --              --               --
Granted                               34,785            15.09              --               --
Canceled                              (3,319)          14.875              --               --
Became exercisable                        --               --              --               --
Exercised                                 --               --              --               --
                                ------------     ------------    ------------     ------------
Balance at December 31, 2000          31,466            15.11              --               --

Granted                               37,716            17.81              --               --
Canceled                              (1,982)           16.59              --               --
Became exercisable                        --               --           7,677            15.11
Exercised                               (240)          14.875            (240)          14.875
                                ------------     ------------    ------------     ------------
Balance at December 31, 2001          66,960     $      16.59           7,437            15.11
                                ============                     ============

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



     The stock options outstanding at December 31, 2001 consist of the following:

               NUMBER OF            WEIGHTED AVERAGE         WEIGHTED AVERAGE            OPTIONS
                SHARES               EXERCISE PRICE           REMAINING LIFE           EXERCISABLE
         --------------------     --------------------     --------------------     ------------------
                36,494                   $17.82                  9.5 years                   --
                30,466                   $15.12                  8.5 years                7,437
         --------------------     --------------------                              ------------------
                66,690                   $16.59                                           7,437
         ====================     ====================                              ==================

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

     At December 31, 2001, total shares available for option grants under the 1995 Plan were 105,750. The following table is presented to summarize stock option activity:

                                     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                -----------------------------    ------------------------------
                                   NUMBER          WEIGHTED         NUMBER          WEIGHTED
                                     OF            AVERAGE            OF            AVERAGE
                                   SHARES       EXERCISE PRICE      SHARES       EXERCISE PRICE
                                ------------    --------------   ------------    --------------

Balance at January 1, 2000            94,250    $       5.00          47,650            5.00
Granted                                   --
Canceled                                  --
Became exercisable                        --                          17,650            5.00
Exercised                                 --
                                ------------    ------------    ------------    ------------
Balance at December 31, 2000          94,250            5.00          65,300            5.00

Granted                                   --              --              --              --
Canceled                                  --              --              --              --
Became exercisable                        --              --          15,000            5.00
Exercised                                 --              --              --
                                ------------    ------------    ------------    ------------
Balance at December 31, 2001          94,250    $       5.00          80,300            5.00
                                ============                    ============

     The stock options outstanding at December 31, 2001 consist of the following:

               NUMBER OF            WEIGHTED AVERAGE         WEIGHTED AVERAGE            OPTIONS
                SHARES               EXERCISE PRICE           REMAINING LIFE           EXERCISABLE
         --------------------     --------------------     --------------------     ------------------
                94,250                   $5.00                   5.3 years                80,300
         ====================     ====================     ====================     ==================

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

                                                    2001              2000
                                               ----------------------------
                 Risk-free interest rate           5.39%             6.74%
                 Expected life                   5 years           5 years
                 Expected volatility              23.12%            23.35%
                 Expected dividend yield           6.40%             6.40%


     The Company expects all options to be exercised.

     Based on the intrinsic value method, no compensation cost has been recognized for any stock option grants in the accompanying financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options, the Company's net income and net income per share for the years ended December 31, 2001 and 2000 would have been as follows:


                                                         2001             2000
                                                 --------------   --------------
      Net income: As reported                    $   2,374,725    $   2,003,954
                  Pro forma                          2,337,111        1,978,199
      Basic earnings per share: As reported      $      1.56      $        1.22
                                Pro forma               1.53               1.20
      Diluted earnings per share: As reported    $      1.55      $        1.22
                                  Pro forma             1.53               1.20

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(19) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                          2001               2000               1999
                                                     --------------     --------------     --------------
    Weighted average shares outstanding during
        the year on which basic earnings per
        share is calculated                               1,524,917          1,646,545          1,684,246
    Add: incremental shares under stock option
        plans                                                 4,945                154                 --
                                                     --------------     --------------     --------------
    Average outstanding shares on which diluted
        earnings per share is calculated                  1,529,862          1,646,699          1,684,246
                                                     ==============     ==============     ==============
    Net income applicable to common stockholders,
        basic                                        $    2,374,725          2,003,954          2,469,272
    Less: reduction of proportionate share of
        Valley net income assuming option
        exercises                                            (1,776)            (3,126)                --
                                                     --------------     --------------     --------------
    Net income applicable to common stockholders,
        diluted                                      $    2,372,949          2,000,828          2,469,272
                                                     ==============     ==============     ==============
    Basic earnings per share                         $         1.56               1.22               1.47
                                                     ==============     ==============     ==============
    Diluted earnings per share                       $         1.55               1.22               1.47
                                                     ==============     ==============     ==============

     The Company had no common stock equivalent that would have been antidilutive for the year ended December 31, 2001.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(20) CONDENSED QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

     The Company's condensed quarterly income statements for the years ended December 31, 2001 and 2000 are summarized as follows:

                                                          YEAR ENDED DECEMBER 31, 2001
                                                          ----------------------------

                                            FOURTH            THIRD           SECOND            FIRST
                                            QUARTER          QUARTER          QUARTER          QUARTER
                                         ------------     ------------     ------------     ------------
Interest income                          $  6,538,726        6,760,441        6,820,965        6,761,978
Interest expense                            3,262,820        3,674,638        3,901,062        3,985,928
                                         ------------     ------------     ------------     ------------
  Net interest income                       3,275,906        3,085,803        2,919,903        2,776,050

Provision for loan losses                    (750,125)        (431,250)        (249,375)        (209,375)
Non-interest income                         1,415,612        1,284,306        1,208,073        1,006,407
Non-interest expense                       (2,976,243)      (2,871,750)      (2,771,934)      (2,547,912)
                                         ------------     ------------     ------------     ------------
  Income before income taxes
    and minority interest                     965,150        1,067,109        1,106,667        1,025,170
Income tax expense                           (395,169)        (413,434)        (428,647)        (396,056)
                                         ------------     ------------     ------------     ------------
  Net income before minority interest         569,981          653,675          678,020          629,114
Minority interest                             (20,379)         (42,148)         (47,214)         (46,324)
                                         ------------     ------------     ------------     ------------
  Net income                             $    549,602          611,527          630,806          582,790
                                         ============     ============     ============     ============
Net income per share:
  Basic                                  $       0.38             0.41             0.41             0.36
                                         ============     ============     ============     ============
  Diluted                                $       0.37             0.41             0.41             0.36
                                         ============     ============     ============     ============

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


                                                          YEAR ENDED DECEMBER 31, 2000
                                                          ----------------------------

                                            FOURTH            THIRD           SECOND            FIRST
                                            QUARTER          QUARTER          QUARTER          QUARTER
                                         ------------     ------------     ------------     ------------
Interest income                          $  6,857,751        6,699,673        6,274,203        5,908,304
Interest expense                            4,058,021        4,012,338        3,601,998        3,283,298
                                         ------------     ------------     ------------     ------------
  Net interest income                       2,799,730        2,687,335        2,672,205        2,625,006

Provision for loan losses                    (252,819)        (847,125)        (364,250)        (164,375)
Non-interest income                         1,091,237        1,014,673          972,105          758,504
Non-interest expense                       (2,499,479)      (2,564,950)      (2,277,828)      (2,207,367)
                                         ------------     ------------     ------------     ------------
  Income before income taxes
    and minority interest                   1,138,669          289,933        1,002,232        1,011,768
Income tax expense                           (434,568)        (107,213)        (347,994)        (397,702)
                                         ------------     ------------     ------------     ------------
  Net income before minority interest         704,101          182,720          654,238          614,066
Minority interest                             (34,078)         (14,907)         (46,976)         (55,210)
                                         ------------     ------------     ------------     ------------
  Net income                             $    670,023          167,813          607,262          558,856
                                         ============     ============     ============     ============
Net income per share:
  Basic                                  $       0.41             0.10             0.37             0.34
                                         ============     ============     ============     ============
  Diluted                                $       0.41             0.10             0.37             0.34
                                         ============     ============     ============     ============

                                                          YEAR ENDED DECEMBER 31, 1999
                                                          ----------------------------

                                            FOURTH            THIRD           SECOND            FIRST
                                            QUARTER          QUARTER          QUARTER          QUARTER
                                         ------------     ------------     ------------     ------------
Interest income                          $  4,691,765        4,596,787        4,250,534        3,978,381
Interest expense                            2,608,783        2,542,046        2,288,640        2,098,546
                                         ------------     ------------     ------------     ------------
  Net interest income                       2,082,982        2,054,741        1,961,894        1,879,835

Provision for loan losses                     (35,000)         (53,500)         (75,000)         (40,000)
Non-interest income                           859,038          820,875          875,851          779,162
Non-interest expense                       (1,893,963)      (1,761,713)      (1,765,524)      (1,681,167)
                                         ------------     ------------     ------------     ------------

  Income before income taxes                1,013,057        1,060,403          997,221          937,830
Income tax expense                           (385,135)        (416,415)        (373,305)        (364,384)
                                         ------------     ------------     ------------     ------------
  Net income                             $    627,922          643,988          623,916          573,446
                                         ============     ============     ============     ============
Net income per share:
  Basic                                  $       0.38             0.38             0.37             0.34
                                         ============     ============     ============     ============
  Diluted                                $       0.38             0.38             0.37             0.34
                                         ============     ============     ============     ============

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(21) REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the tables below). As of December 31, 2001, the Company met all capital adequacy requirements to which it is subject.

     As of December 31, 2001, the most recent notifications from the federal banking agencies categorized Heritage and Valley as "well capitalized" under the regulatory framework for prompt corrective action (PCA). To be categorized as "well capitalized" the banks must maintain minimum ratios as set forth in the following tables. There are no conditions or events that management believes have changed the institutions' PCA category.

                                                                                           MINIMUM TO BE "WELL
                                                                 MINIMUM FOR CAPITAL     CAPITALIZED" UNDER PCA
                                               ACTUAL             ADEQUACY PURPOSES            PROVISIONS
                                        --------------------     --------------------     --------------------
     CONSOLIDATED: (IN THOUSANDS)        AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT       RATIO
     ----------------------------       --------    --------     --------    --------     --------    --------
     December 31, 2001:
         Total capital                  $ 34,143       11.90%      22,947         8.0%         N/A          --
         Tier I capital                   30,640       10.68           --          --          N/A          --
         Tier I leverage                  30,640        8.08       15,165         4.0          N/A          --

     December 31, 2000:
         Total capital                    32,437       12.15       21,345         8.0          N/A          --
         Tier I capital                   29,912       11.21           --          --          N/A          --
         Tier I leverage                  29,912        8.47       14,119         4.0          N/A          --
         Tangible capital                 29,912        8.30       14,412         4.0          N/A          --

     HERITAGE:
     ---------
     December 31, 2001:
         Total capital                    24,973       10.65       18,761         8.0       23,451        10.0%
         Tier I capital                   22,179        9.46        9,381         4.0       14,071         6.0
         Tier I leverage                  22,179        7.34       12,083         4.0       15,104         5.0

     December 31, 2000:
         Total capital                    21,373       11.39       15,014         8.0       18,768        10.0
         Tier I capital                   19,496       10.39           --          --       11,261         6.0
         Tier I leverage                  19,496        7.09        8,246         3.0       13,744         5.0
         Tangible capital                 19,496        7.09        4,123         1.5           --          --

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


                                                                                     MINIMUM TO BE "WELL
                                                           MINIMUM FOR CAPITAL     CAPITALIZED" UNDER PCA
                                         ACTUAL             ADEQUACY PURPOSES            PROVISIONS
                                  --------------------     --------------------     --------------------
                                   AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT       RATIO
                                  --------    --------     --------    --------     --------    --------
     HERITAGE STATE:
     ---------------
     December 31, 2000:
         Total capital            $  1,859     12.60%        1,181        8.0%        1,476        10.0%
         Tier I capital              1,725     11.69           590        4.0           885         6.0
         Tier I leverage             1,725      9.76           707        4.0           883         5.0

     VALLEY:
     -------
     December 31, 2001:
         Total capital               8,223     15.94         4,126        8.0         5,158        10.0
         Tier I capital              7,578     14.69         2,063        4.0         3,095         6.0
         Tier I leverage             7,578     10.39         2,918        4.0         3,648         5.0

     December 31, 2000:
         Total capital               8,220     12.31         5,341        8.0         6,676        10.0
         Tier I capital              7,705     11.54         2,671        4.0         4,006         6.0
         Tier I leverage             7,705     11.38         2,707        4.0         3,384         5.0

     The total capital and Tier I capital ratios are determined based on risk-weighted assets. The Tier I leverage and tangible capital ratios are determined based on tangible assets.

     State banks, such as Heritage and Valley, may pay dividends up to the total of the prior two years earnings without permission of State regulators.

(22) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The following assumptions and methods were used by the Company in estimating the fair value of its financial instruments:

          FINANCIAL ASSETS. Due to the liquid nature of the instruments, the carrying value of cash and cash equivalents and time deposits in banks approximates fair value. For all securities available-for-sale, the fair value is based upon quoted market prices. The fair value of loans receivable was estimated by discounting future cash flow using current rates at which similar loans would be made. The fair value of loans receivable for Valley for 2001 and 2000, Heritage State for 2000 and Heritage for 2001 was obtained from an internally generated fair value model which primarily employs the discounted cash flow method which estimates fair value by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the model uses assumptions about the size and timing of expected cash flows and appropriate discount rates. The fair value of loans receivable held by Heritage for 2000 was obtained from the

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



          Office of Thrift Supervision Risk Management Division Analysis (OTS Analysis). The OTS Analysis primarily employs the discounted cash flow method which estimates fair value by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the OTS model uses assumptions about the size and timing of expected cash flows and appropriate discount rates. The fair value of loans held for sale approximates carrying fair, as the carrying value is the lower of cost or fair value, and the Company expects the loans to be sold, with no gain or loss, in the short-term. The fair value of restricted stock approximates redemption value. The fair value of accrued interest receivable approximates book value as the Company expects contractual receipt in the near-term.

          FINANCIAL LIABILITIES. The fair value of NOW, money market accounts, demand accounts and non-term savings deposits approximates book values as rates are periodically adjusted to market rates. The fair value of time deposits held by Valley for 2001 and 2000, Heritage State for 2000 and Heritage for 2001 was obtained from an internally generated fair value model. The fair value of time deposits held by Valley was estimated by discounting future cash flow using current rates at which deposits would be acquired. The fair value of time deposits held by Heritage for 2000 was obtained from the OTS Analysis. The fair value of time deposits was estimated by discounting the future cash flows using current rates for similar deposits. Because the interest rate on the line of credit, fed funds line, and trust preferred securities approximates the Company's current long-term borrowing rate, the fair value of these liabilities approximates the carrying value. The fair value of FHLB advances and securities sold under agreements to repurchase was obtained from an internally generated fair value model for 2001 and the OTS Analysis for 2000. The fair value of accrued interest payable approximates book value due to contractual payment in the near-term.

          OFF-BALANCE SHEET. Commitments made to extend credit represent commitments for loan originations, the majority of which are contracted for immediate sale and, therefore, fair value approximates the commitment amount.

          LIMITATIONS. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding comparable market interest rates, future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax effect of the difference between the fair value and carrying value of financial instruments can have a significant effect on fair value estimates and have not been considered in the estimates presented herein.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



     The approximate book value and fair value of the Company's financial instruments as of December 31 are as follows:

                                                              2001                               2000
                                               --------------------------------    --------------------------------
                                                  CARRYING            FAIR            CARRYING           FAIR
                                                    VALUE             VALUE             VALUE            VALUE
                                               --------------    --------------    --------------    --------------
Financial assets:
    Cash and cash equivalents                  $   22,026,000        22,026,000        19,451,000        19,451,000
    Securities available-for-sale                  73,263,000        73,263,000        70,064,000        70,064,000
    Loans receivable, net                         260,524,000       265,818,000       251,646,000       249,495,000
    Loans held for sale                             7,713,000         7,713,000         2,981,000         2,981,000
    Restricted stock                                3,994,000         3,994,000         3,709,000         3,709,000
    Accrued interest receivable                     2,769,000         2,769,000         3,351,000         3,351,000

Financial liabilities:
    Deposits                                      282,400,000       284,989,000       261,179,000       261,878,000
    FHLB advances and securities sold under
       agreements to repurchase                    60,104,000        61,356,000        63,541,000        63,458,000
    Line of credit                                  1,000,000         1,000,000         1,250,000         1,250,000
    Accrued interest payable                        1,929,000         1,929,000         2,475,000         2,475,000
    Federal funds purchased                         1,000,000         1,000,000                --                --
    Trust preferred securities                      3,000,000         3,000,000                --                --

(23) COMMITMENTS AND CONTINGENCIES

     Heritage has sold loans to various investors in the secondary market under sales agreements which contain repurchase provisions. Under the repurchase provisions, Heritage may be required to repurchase a loan if a borrower fails to make three monthly payments within 120 days after the sale of the loan. The balance of loans sold with repurchase provisions remaining at December 31, 2001 is approximately $7,628,000. There were no loans repurchased during 2001 and 2000.

     In December 2001, Heritage entered into a five-year service contract for data processing services with BRC. In October 1995, Valley entered into a seven-year service contract for data processing services with an independent third party. In the event of early termination of either of these service contracts by the Company, the Company has agreed to pay an amount equal to fifty percent of the average monthly fee paid for services multiplied by the number of months remaining under the term of the contract.

     The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

     At December 31, 2001, Heritage had loan commitments outstanding on 1-4 family fixed rate mortgages totaling approximately $8,800,000. These loans were approved prior to December 31, 2001 to be closed and funded in 2002.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(24) PARENT COMPANY INFORMATION (CONDENSED)

     The summarized financial information for United Financial Corp. is presented below:

CONDENSED STATEMENTS OF FINANCIAL CONDITION                                                     DECEMBER 31,
                                                                                      ---------------------------------
                                   ASSETS                                                  2001               2000
                                   ------                                             --------------     --------------
Cash and cash equivalents ($394,005 and $63,458, respectively, deposited
   with Heritage)                                                                     $      575,673             98,430
Securities available-for-sale                                                                750,479          1,862,040
Investment in subsidiary banks                                                            23,896,133         22,804,688
Investment in Valley Bancorp, Inc.                                                         5,358,501          4,581,774
Loans receivable                                                                              28,442             31,533
Accrued interest receivable                                                                    3,957             22,584
Goodwill, net                                                                              2,007,265          1,991,558
Other assets                                                                                 165,317             57,161
                                                                                      --------------     --------------
Total assets                                                                          $   32,785,767         31,449,768
                                                                                      ==============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Line of credit                                                                        $    1,000,000          1,250,000
Other liabilities                                                                            188,552            252,288
Trust preferred securities                                                                 3,000,000                 --
                                                                                      --------------     --------------
Total liabilities                                                                          4,188,552          1,502,288
                                                                                      --------------     --------------
 Common stock                                                                             28,005,149         28,001,579
 Retained earnings                                                                         4,339,060          3,541,106
 Treasury stock                                                                           (4,054,712)        (1,515,250)
Accumulated other comprehensive gain (loss)                                                  307,718            (79,955)
                                                                                      --------------     --------------
Total stockholders' equity                                                                28,597,215         29,947,480
                                                                                      --------------     --------------
Total liabilities and stockholders' equity                                            $   32,785,767         31,449,768
                                                                                      ==============     ==============

CONDENSED STATEMENTS OF INCOME                                                    YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------------
                                                                        2001               2000               1999
                                                                   --------------     --------------     --------------
Revenues:
    Cash dividends from bank subsidiaries                          $    2,033,817          2,200,000          2,760,000
    Interest income                                                        77,447            124,073            270,270
    Other income                                                            1,259              1,263            127,526
                                                                   --------------     --------------     --------------
                                                                        2,112,523          2,325,336          3,157,796
                                                                   --------------     --------------     --------------
Expenses:
    Interest expense                                                      198,232             78,461                 --
    Other operating expenses                                              485,828            400,320            290,213
                                                                   --------------     --------------     --------------
                                                                          684,060            478,781            290,213
                                                                   --------------     --------------     --------------
       Income before equity in undistributed earnings
          of subsidiaries and income taxes                              1,428,463          1,846,555          2,867,583
Dividends in excess of earnings of subsidiaries                                --                 --           (359,635)
Equity in undistributed earnings of subsidiaries                          764,189             10,084                 --
                                                                   --------------     --------------     --------------
       Income before income taxes                                       2,192,652          1,856,639          2,507,948

 Income tax expense (benefit)                                            (182,073)          (147,315)            38,676
                                                                   --------------     --------------     --------------
       Net income                                                  $    2,374,725          2,003,954          2,469,272
                                                                   ==============     ==============     ==============

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



CONDENSED STATEMENTS OF CASH FLOWS                                 YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                          2001               2000               1999
                                                     --------------     --------------     --------------
Cash flows from operating activities:
    Net income                                       $    2,374,725          2,003,954          2,469,272
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Dividends in excess of earnings of
              subsidiaries                                       --                 --            359,635
          Equity in undistributed earnings of
              subsidiaries                                 (764,190)           (10,084)                --
           Equity in income of Valley                            --                 --           (126,367)
           Amortization of goodwill                          79,742             79,517                 --
          Amortization of securities premiums and
              discounts, net                                     --                 --             28,480
          Increase (decrease) in other assets and
              liabilities, net                             (165,447)           236,485             51,391
                                                     --------------     --------------     --------------
                 Net cash provided by operating
                    activities                            1,524,830          2,309,872          2,782,411
                                                     --------------     --------------     --------------

Cash flows from investing activities:
    Purchases of securities available-for-sale                   --                 --         (2,004,167)
    Proceeds from sales and maturities of
      securities available-for-sale                       1,143,238             97,990          2,050,430
    Purchase of Valley stock                               (735,804)                --         (1,746,591)
    Acquisition of minority interest in Valley              (95,449)        (1,923,050)                --
    Net decrease in loans receivable                          3,091            104,351            562,122
    Capital contribution to Heritage State                       --                 --           (700,000)
                                                     --------------     --------------     --------------
        Net cash provided by (used in) investing
          activities                                        315,076         (1,720,709)        (1,838,206)
                                                     --------------     --------------     --------------
Cash flows from financing activities:
    Advances on line of credit                            1,750,000          1,555,000                 --
    Payments on line of credit                           (2,000,000)          (305,000)                --
    Purchase of treasury stock                           (2,539,462)          (583,601)          (931,649)
    Issuance of trust preferred securities                3,000,000                 --                 --
    Proceeds from issuance of common stock                    3,570                 --                 --
    Dividends paid to stockholders                       (1,576,771)        (1,713,724)        (1,751,685)
                                                     --------------     --------------     --------------
        Net cash used in financing activities            (1,362,663)        (1,047,325)        (2,683,334)
                                                     --------------     --------------     --------------
Net increase (decrease) in cash and cash
    equivalents                                             477,243           (458,162)        (1,739,129)
Cash and cash equivalents at beginning of year               98,430            556,592          2,295,721
                                                     --------------     --------------     --------------
Cash and cash equivalents at end of year             $      575,673             98,430            556,592
                                                     ==============     ==============     ==============

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(25) ACQUISITION

     UFC's investment in Valley was accounted for by the equity method in 1999. On January 10, 2000, UFC's ownership percentage increased to 50.6%. Therefore, effective January 1, 2000, the Company began to consolidate Valley in its financial statements. The following presents a pro forma condensed statement of income of the Company for the year ended December 31, 1999 as if Valley were consolidated during that period:

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


(26) OPERATING SEGMENT INFORMATION

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

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



     The following is a summary of selected operating segment information for the years ended December 31, 2001, 2000 and 1999.

                                        HERITAGE
                                          BANK             VALLEY            OTHER           CONSOLIDATED
                                     --------------    --------------    --------------     --------------
         2001:
           Net interest income       $    9,350,332         2,828,114          (120,784)        12,057,662
           Provision for loan
             losses                       1,387,000           253,125                --          1,640,125
                                     --------------    --------------    --------------     --------------
           Net interest income
             after provision              7,963,332         2,574,989          (120,784)        10,417,537

           Non-interest income            4,508,804           404,336             1,258          4,914,398

           Non-interest expense           8,309,082         2,372,928           485,829         11,167,839
                                     --------------    --------------    --------------     --------------

           Income before income
             taxes                        4,163,054           606,397          (605,355)         4,164,096

           Income taxes (benefit)         1,592,717           222,663          (182,074)         1,633,306
                                     --------------    --------------    --------------     --------------
           Income before minority
              interest                    2,570,337           383,734          (423,281)         2,530,790
           Minority interest                     --                --          (156,065)          (156,065)
                                     --------------    --------------    --------------     --------------

           Net income (loss)         $    2,570,337           383,734          (579,346)         2,374,725
                                     ==============    ==============    ==============     ==============

           Total assets              $  309,253,120        70,355,330         3,121,616        382,730,066

           Loans receivable, net     $  214,660,536        45,835,304            28,442        260,524,282

           Total deposits            $  224,097,304        58,696,939          (394,005)       282,400,238

           Total stockholders'
              equity                 $   23,896,133         8,203,448        (3,502,366)        28,597,215

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



                                      HERITAGE          HERITAGE
                                        BANK              STATE            VALLEY            OTHER           CONSOLIDATED
                                   --------------    --------------    --------------    --------------     --------------
       2000:
         Net interest income       $    7,748,036           599,506         2,391,122            45,612         10,784,276
         Provision for loan
           losses                       1,330,000                --           298,569                --          1,628,569
                                   --------------    --------------    --------------    --------------     --------------
         Net interest income
           after provision              6,418,036           599,506         2,092,553            45,612          9,155,707

         Non-interest income            3,318,595            67,254           449,407             1,263          3,836,519

         Non-interest expense           6,648,634           470,388         2,030,281           400,321          9,549,624
                                   --------------    --------------    --------------    --------------     --------------

         Income before income
           taxes                        3,087,997           196,372           511,679          (353,446)         3,442,602

         Income taxes (benefit)         1,175,882            75,734           183,176          (147,315)         1,287,477
                                   --------------    --------------    --------------    --------------     --------------
         Income before minority
            interest                    1,912,115           120,638           328,503          (206,131)         2,155,125
         Minority interest                     --                --                --          (151,171)          (151,171)
                                   --------------    --------------    --------------    --------------     --------------
         Net income (loss)         $    1,912,115           120,638           328,503          (357,302)         2,003,954
                                   ==============    ==============    ==============    ==============     ==============

         Total assets              $  275,800,965        17,586,972        71,024,165          (611,199)       363,800,903

         Loans receivable, net     $  193,079,468        14,059,321        44,475,936            31,533        251,646,258

         Total deposits            $  185,046,156        13,517,695        62,679,085         (63, 650)        261,179,286

         Total stockholders'
            equity                 $   20,680,863         2,123,825         8,106,465          (963,673)        29,947,480

                                                        HERITAGE
                                      HERITAGE            STATE              OTHER          CONSOLIDATED
                                   --------------    --------------     --------------     --------------
       1999:
         Net interest income       $    7,264,989           444,193            270,270          7,979,452
         Provision for loan
           losses                         110,000            93,500                 --            203,500
                                   --------------    --------------     --------------     --------------
         Net interest income
           after provision              7,154,989           350,693            270,270          7,775,952
         Non-interest income            3,164,162            43,238            127,526          3,334,926
         Non-interest expense           6,323,404           488,750            290,213          7,102,367
                                   --------------    --------------     --------------     --------------

         Income (loss) before
            income taxes                3,995,747           (94,819)           107,583          4,008,511

         Income taxes (benefit)         1,536,735           (36,172)            38,676          1,539,239
                                   --------------    --------------     --------------     --------------
         Net income (loss)         $    2,459,012           (58,647)            68,907          2,469,272
                                   ==============    ==============     ==============     ==============

         Total assets              $  249,073,839        19,087,125          2,064,931        270,225,895
         Loans receivable, net     $  171,204,354        15,007,555            135,885        186,347,794
         Total deposits            $  168,224,959        12,044,923           (388,344)       179,881,538
         Total stockholders'
            equity                 $   20,150,527         1,986,159          7,222,270         29,358,956

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(27) GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

     As discussed in Note 1, the Company adopts Statement 142 effective January 1, 2002. The following schedule presents reported net income for all periods presented exclusive of amortization expense recognized in those periods related to goodwill and identifiable intangibles. Beginning in January 2002, the Company is no longer required to expense its amortization of goodwill. Certain identifiable intangible assets will continue to be amortized.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              2001             2000(1)          1999 (1)
                                                         --------------    --------------    --------------
Reported net income                                      $    2,374,725         2,003,954         2,469,272
Add back:  Goodwill amortization (net of tax effects)           208,698           208,473           136,756
                                                         --------------    --------------    --------------
Adjusted net income                                      $    2,583,423         2,212,427         2,606,028
                                                         ==============    ==============    ==============


Basic earnings per share:
Reported net income                                      $         1.56              1.22              1.47
Goodwill amortization                                              0.13              0.12              0.08
Adjusted net income                                      $         1.69              1.34              1.55

Diluted earnings per share:
Reported net income                                      $         1.55              1.22              1.47
Goodwill amortization                                              0.14              0.12              0.08
Adjusted net income                                      $         1.69              1.34              1.55

(1)  Prior year information for 2000 and 1999 is unaudited.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNITED FINANCIAL CORP.

By: /s/ Kurt R. Weise                    By: /s/ Paula J. Delaney
    ----------------------------------       -----------------------------------
    Kurt R. Weise                            Paula J. Delaney
    President and Chief Executive Officer    Chief Financial Officer
    (Principal Executive Officer)            (Principal Financial and Accounting
                                             Officer)

Date:    March 29, 2002                  Date:    March 29, 2002
      --------------------------------         ---------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ John M. Morrison                 By: /s/ Kurt R. Weise
    ----------------------------------       -----------------------------------
    John M. Morrison                         Kurt R. Weise
    Director                                 Director

Date:    March 29, 2002                  Date:    March 29, 2002
      --------------------------------         ---------------------------------


By: /s/ Larry D. Albert                  By: /s/ Dr. J. William Bloemendaal
    ----------------------------------       -----------------------------------
    Larry D. Albert                          Dr. J. William Bloemendaal
    Director                                 Director

Date:    March 29, 2002                  Date:    March 29, 2002
      --------------------------------         ---------------------------------


By: /s/ Elliott L. Dybdal                By: /s/ Jerome H. Hentges
    ----------------------------------       -----------------------------------
    Elliott L. Dybdal                        Jerome H. Hentges
    Director                                 Director

Date:    March 29, 2002                  Date:    March 29, 2002
      --------------------------------         ---------------------------------

By: /s/ William L. Madison               By: /s/ Kevin P. Clark
    ----------------------------------       -----------------------------------
    William L. Madison                       Kevin P. Clark
    Director                                 Director

Date:    March 29, 2002                  Date:    March 29, 2002
      --------------------------------         ---------------------------------


By: /s/ Steve L. Feurt
    ----------------------------------
    Steve L. Feurt
    Director

Date:    March 29, 2002
      --------------------------------