Form 10-Q
period 2002-03-31
UNITED FINANCIAL CORP \MN\
filed 2002-05-14
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark One)
           __X__ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

          Class:  Common Stock, No par value; Outstanding at May 6, 2002
                               -- 1,478,152 shares

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS.................................................1

     Consolidated Condensed Statements of Financial Condition at
       March 31, 2002 and December 31, 2001 (unaudited)........................1

     Consolidated Condensed Statements of Income - Three Months Ended
       March 31, 2002 and March 31, 2001 (unaudited)...........................2

     Consolidated Condensed Statements of Cash Flows - Three Months Ended
       March 31, 2002 and March 31, 2001 (unaudited)...........................3

     Notes to Consolidated Condensed Financial Statements......................4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..................................6

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........12

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS...................................................12

   ITEM 2 CHANGE IN SECURITIES................................................12

   ITEM 3 DEFAULTS ON SENIOR SECURITIES.......................................12

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............12

   ITEM 5 OTHER INFORMATION...................................................12

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K....................................12

SIGNATURES....................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share and share data)
(Unaudited)

                                                                  MARCH 31,       December 31,
                                                                ------------      ------------
                                                                    2002              2001
                                                                ------------      ------------
ASSETS
  Cash and cash equivalents                                     $     21,833      $     22,026
  Securities available-for-sale                                       76,439            73,263
  Loans held for sale                                                  5,279             7,713
  Loans receivable, net                                              256,461           260,524
  Accrued interest receivable                                          2,768             2,769
  Restricted stock, at cost                                            4,096             3,994
  Premises and equipment, net                                          6,858             6,609
  Real estate and other personal property owned                          657               668
  Goodwill, net of accumulated amortization of $825 and
   $724 at March 31, 2002, and December 31, 2001,
   respectively                                                        3,429             3,076
  Identifiable intangibles, net of accumulated
   amortization of $147 and $239 at March 31, 2002, and
   December 31, 2001, respectively                                        36               399
  Deferred income taxes, net                                             750               553
  Other assets                                                         1,103             1,136
                                                                ------------      ------------
                                                                $    379,709      $    382,730
                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  NOW and money market demand accounts                          $     96,292      $     97,679
  Savings deposits                                                    54,977            50,829
  Time deposits                                                      132,913           133,892
                                                                ------------      ------------
                                                                     284,182           282,400
  Federal Home Loan Bank advances                                     47,000            50,500
  Securities sold under agreements to repurchase                       8,896             9,604
  Line of credit                                                       1,000             1,000
  Other borrowings                                                        --             1,000
  Accrued interest payable                                             1,961             1,929
  Advances from borrowers for taxes and insurance                        334               164
  Income taxes payable                                                   821               503
  Trust preferred securities                                           3,000             3,000
  Other liabilities                                                      993             1,188
                                                                ------------      ------------
                                                                     348,187           351,288

 Minority interest                                                     2,850             2,845

 Stockholders' equity:
  Preferred stock, no par value; authorized 2,000,000
   shares; no shares issued and outstanding                               --                --
   none outstanding)
  Common stock, no par value; authorized 8,000,000
   shares; 1,698,552 shares issued                                    28,005            28,005
   1,698,312 outstanding)
  Retained earnings, substantially restricted                          4,692             4,339
  Treasury stock, at cost; 220,400 shares                             (4,055)           (4,055)
  Accumulated other comprehensive income (loss)                           30               308
                                                                ------------      ------------
                                                                      28,672            28,597
                                                                ------------      ------------
                                                                $    379,709      $    382,730
                                                                ============      ============

                                               Equity/Assets            7.55%             7.47%
                                            Book Value/Share    $      19.40      $      19.35

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                          2002           2001
                                                       ----------     ----------
INTEREST INCOME:
 Loans receivable                                     $    5,061     $    5,528
 Mortgage-backed securities                                  688            813
 Other investment securities                                 253            272
 Other interest earning assets                               131            149
                                                      ----------     ----------
   Total interest income                                   6,133          6,762
INTEREST EXPENSE:
 Deposits                                                  2,073          2,935
 Other borrowings                                            836          1,051
                                                      ----------     ----------
   Total interest expense                                  2,909          3,986
                                                      ----------     ----------
   Net interest income                                     3,224          2,776
 Provision for loan losses                                   240            210
                                                      ----------     ----------
 Net interest income after provision for
  loan losses                                              2,984          2,566
NON-INTEREST INCOME:
 Gain on sale of loans                                       683            556
 Service charges and fees                                    267            216
 Gain on sale of securities available-for-sale                86            127
 Other income                                                 55            108
                                                      ----------     ----------
   Total non-interest income                               1,091          1,007
NON-INTEREST EXPENSE:
 Compensation and benefits                                 1,499          1,335
 Occupancy and equipment expenses                            381            337
 Data processing fees                                        202            186
 Other expenses                                              738            690
                                                      ----------     ----------
   Total non-interest expense                              2,820          2,548
                                                      ----------     ----------
   Income before income taxes and minority interest        1,255          1,025
 Provision for income taxes                                  468            396
                                                      ----------     ----------
   Income before minority interest                           787            629
 Minority interest                                           (49)           (46)
                                                      ----------     ----------
   Net income                                         $      738     $      583
                                                      ==========     ==========
 Basic earnings per share                             $      .50     $      .36
                                                      ==========     ==========
 Diluted earnings per share                           $      .50     $      .36
                                                      ==========     ==========
 Dividends declared per share                         $      .26     $      .26
                                                      ==========     ==========
 Weighted average shares outstanding - basic               1,478          1,614
                                                      ==========     ==========
 Weighted average shares outstanding - diluted             1,488          1,617
                                                      ==========     ==========

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                            THREE MONTHS ENDED
                                                                       -----------------------------
                                                                         MARCH 31,        March 31,
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                      2002             2001
                                                                       ------------     ------------
     Net cash provided (used) by operating activities                  $      3,667     $     (1,355)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net decrease (increase) in loans receivable                                   3,766           (5,719)
Purchases of securities available-for-sale                                  (24,715)         (15,243)
Proceeds from maturities, pay downs and sales of securities
   available-for-sale                                                        21,106           18,415
Purchases of restricted stock                                                   (48)             (39)
Purchase of Valley Bancorp, Inc. stock                                           --               (8)
Purchases of premises and equipment                                            (390)            (200)
Proceeds from sale of premises and equipment                                     --               12
Proceeds from sale of real estate and other personal property owned              66              145
Acquisition of real estate and other personal property owned                     (4)              (5)
                                                                       ------------     ------------

     Net cash used by investing activities                                     (219)          (2,642)
                                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                                      1,782            5,565
Net increase (decrease) in Federal Home Loan Bank advances                   (3,500)           6,075
Advances on line of credit                                                       --              150
Net decrease in securities sold under agreements to repurchase                 (708)          (2,422)
Net decrease in federal funds purchased                                      (1,000)              --
Increase in advances from borrowers for taxes and insurance                     170                4
Purchase of treasury stock                                                       --             (170)
Dividends paid to stockholders                                                 (385)            (420)
                                                                       ------------     ------------

     Net cash provided (used) by financing activities                        (3,641)           8,782
                                                                       ------------     ------------

Increase (decrease) in cash and cash equivalents                               (193)           4,785
Cash and cash equivalents at beginning of year                               22,026           19,451
                                                                       ------------     ------------
     Cash and cash equivalents at end of period                        $     21,833     $     24,236
                                                                       ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
--------------------------------------------------------------------
Cash payments for interest                                             $      2,876     $      3,598
Cash payments for income taxes                                         $        150     $         85


See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       GENERAL

         United Financial Corp. ("UFC") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 Montana communities and Phoenix and Scottsdale, Arizona. UFC's banking business in Montana is conducted through its wholly-owned subsidiary, Heritage Bank ("Heritage Bank"), and in Arizona is conducted through Valley Bank of Arizona ("Valley Bank"), the wholly-owned subsidiary of Valley Bancorp, Inc. ("Valley"), a majority-owned subsidiary of UFC. Heritage Bank and Valley Bank are collectively referred to herein as the "Banks". UFC's wholly-owned subsidiary, United Financial-Montana Capital Trust I was established in 2001 to issue and administer $3.0 million of Capital Trust Pass-Through Securities. UFC, Heritage Bank and Valley are collectively referred to herein as ("United"). United had assets of approximately $379.7 million, deposits of approximately $284.2 million and stockholders' equity of approximately $28.7 million at March 31, 2002.

         UFC owned approximately 65% of Valley at March 31, 2002. As a result of acquiring over 50% of the outstanding shares of Valley in January 2000, UFC has consolidated Valley in its financial statements effective January 1, 2000. The aggregate purchase price of all shares of Valley purchased by UFC to date is approximately $7.2 million. Valley had assets of approximately $73.7 million, deposits of approximately $62.1 million and stockholders' equity of approximately $8.2 million at March 31, 2002.

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

2.       BASIS OF PRESENTATION

         United's consolidated financial statements, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results anticipated for the year ending December 31, 2002. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the December 31, 2001 financial information to conform to the March 31, 2002 presentation.

3.       COMPREHENSIVE INCOME

         United's only significant element of comprehensive income is unrealized gains and losses on securities available-for-sale.

(In thousands)
(Unaudited)
                                                      THREE MONTHS ENDED                         Three Months Ended
                                                        MARCH 31, 2002                             March 31, 2001
                                           ---------------------------------------- ----------------------------------------
                                             BEFORE           TAX           AFTER         Before         Tax          After
                                              TAX           EXPENSE          TAX           Tax          Expense        Tax
                                           ----------     ----------     ----------     ----------    ----------    ----------
Net income                                 $    1,206     $      468     $      738     $      979    $      396    $      583

Unrealized and realized
 holding gains (losses) arising
 during period                                   (605)          (228)          (377)           534           203           331

Less: reclassification adjustment for
 gains included in net income                      86             32             54            127            48            79
                                           ----------     ----------     ----------     ----------    ----------    ----------

Net unrealized gains (losses) on
 securities available for sale                   (519)          (196)          (323)           407           155           252

Less:  Portion of unrealized gain
  (loss) allocated to minority interest           (45)            --            (45)            25            --            25
                                           ----------     ----------     ----------     ----------    ----------    ----------

Total comprehensive income                 $      732     $      272     $      460     $    1,361    $      551    $      810
                                           ==========     ==========     ==========     ==========    ==========    ==========

4.       CASH EQUIVALENTS

         For purposes of the consolidated condensed statements of cash flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

5.       COMPUTATION OF NET INCOME PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Potential common stock includes a warrant to purchase 10,000 shares of common stock exercisable at a price of $26.25 per share through February 3, 2003 and the incremental shares under stock option plans. The warrant was excluded from the calculation of diluted EPS for the three month periods ended March 31, 2002 and 2001 because the effect of inclusion would have been antidilutive using the treasury stock method.

6.       RELATED PARTIES

         Central Financial Services, Inc. ("CFS") provides various management services to UFC and Heritage Bank, including accounting and tax services, investment consulting, personnel consulting, insurance advisory services and regulatory consulting. CFS is owned by UFC's Chairman of the Board of Directors and largest shareholder. CFS fees were $.1 million for both of the three months ended March 31, 2002 and 2001. Banker's Resource Center ("BRC") provides data processing services for Heritage Bank. Heritage Bank has a 14% ownership interest in BRC, a computer data center. The charges for BRC's services were $.1 million for both of the three months ended March 31, 2002 and 2001.

7.       DIVIDENDS DECLARED

         On January 22, 2002, the Board of Directors of United declared a quarterly cash dividend of $.26 per share, payable February 25, 2002, to shareholders of record on February 11, 2002.

8.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill relating to past and future acquisitions and instead subjects goodwill to an impairment assessment at least annually. United adopted the provisions of SFAS No. 142 to existing goodwill and other intangible assets for years beginning January 1, 2002. The adoption of SFAS No. 142 will cease further amortization of goodwill and will have a pretax impact on income of approximately $.2 million on an annual basis.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1.       FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following. In addition to those contained in United's reports on file with the SEC; (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses, or a reduced demand for United's products and services (ii) changes in the domestic interest rate environment could reduce net interest income and could increase loan losses; (iii) changes in the extensive laws, regulations and policies governing financial services companies could alter United's business environment or affect operations; (iv) the potential need to adapt the industry changes in information technology systems, on which United is highly dependent, could present operational issues or require significant capital spending; (v) competitive pressures could intensify and affect United's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform; (vi) the impact of weather conditions in the geographic markets and business areas in which United conducts it business; and (vii) capital investments in United's businesses may not produce expected growth in earnings anticipated at the time of the expenditure. Forward-looking statements speak only as of the date they are made, and United undertakes no obligation to update them in light of new information of future events.

2. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001.

(In thousands)                        SELECTED FINANCIAL CONDITION RECAP
(Unaudited)
                                    MARCH 31,     Dec. 31,
                                      2002          2001         Change
                                  -----------------------------------------
Cash and cash equivalents          $   21,833    $   22,026    $     (193)
Securities available-for-sale          76,439        73,263         3,176
Loans held for sale                     5,279         7,713        (2,434)
Loans receivable, net                 256,461       260,524        (4,063)
Restricted stock, at cost               4,096         3,994           102
Premises and equipment, net             6,858         6,609           249
Real estate and other
 personal property owned                  657           668           (11)
Goodwill, net                           3,429         3,076           353
Identifiable intangibles, net              36           399          (363)
All other assets                        4,621         4,458           163
Total assets                          379,709       382,730        (3,021)
Deposits                              284,182       282,400         1,782
Federal Home Loan Bank advances        47,000        50,500        (3,500)
Securities sold under
 agreements to repurchase               8,896         9,604          (708)
Line of credit                          1,000         1,000            --
Trust preferred securities              3,000         3,000            --
All other liabilities                   4,109         4,784          (675)
Total liabilities                     348,187       351,288        (3,101)
Stockholders' equity, net              28,672        28,597            75

         Total assets decreased $3.0 million to $379.7 million at March 31, 2002 from $382.7 million at December 31, 2001. The decrease in assets was primarily the result of an increase in cash and cash equivalents of approximately $3.0 million offset by a net decrease in loans receivable and loans held for sale of approximately $6.0 million.

         SECURITIES AVAILABLE-FOR-SALE - Securities available-for-sale increased $3.2 million to $76.5 million at March 31, 2002 from $73.3 million at December 31, 2001. The increase was the result of $24.8 million of purchases, offset by $21.1 million of maturities, sales, and principal repayments and a $.5 million decrease in unrealized gains on securities.

         A comparison of the amortized cost and estimated fair value of the consolidated available-for-sale investment portfolio at the dates indicated is as follows:

           (In thousands)
           (Unaudited)
                                                                  MARCH 31, 2002
                                           --------------------------------------------------------------
                                                               GROSS           GROSS          ESTIMATED
                                             AMORTIZED      UNREALIZED       UNREALIZED         FAIR
                                               COST            GAINS           LOSSES           VALUE
                                           ------------    ------------     ------------     ------------
            U.S. GOVERNMENT AND FEDERAL
             AGENCIES                      $     25,943    $         88     $       (206)    $     25,825
            MORTGAGE-BACKED SECURITIES           47,181             292              (91)          47,382
            MUNICIPAL BONDS                       1,732               7              (31)           1,708
            CORPORATE BONDS AND EQUITY
             SECURITIES                           1,542              --              (18)           1,524
                                           ------------    ------------     ------------     ------------
                                           $     76,398    $        387     $       (346)    $     76,439
                                           ============    ============     ============     ============

                                                                 December 31, 2001
                                           --------------------------------------------------------------
                                                              Gross            Gross          Estimated
                                             Amortized      Unrealized       Unrealized         Fair
                                               Cost           Gains            Losses           Value
                                           ------------    ------------     ------------     ------------
            U.S. Government and federal
             agencies                      $     30,439    $        338     $        (70)    $     30,707
            Mortgage-backed securities           38,938             400              (56)          39,282
            Municipal bonds                       1,784               7              (46)           1,745
            Corporate bonds and equity
             securities                           1,542               1              (14)           1,529
                                           ------------    ------------     ------------     ------------
                                           $     72,703    $        746     $       (186)    $     73,263
                                           ============    ============     ============     ============

         LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable decreased $4.0 million to $256.5 million at March 31, 2002 from $260.5 million at December 31, 2001. The decrease in loans is a result of a weakened state and national economy and the resulting impact on loan demand. The bank has also slowed its acquisition of participation loans from outside Montana due to reduced interest rates and the concerns of the national recession. The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. The Banks also purchase and participate in commercial and lease financing loans. The Banks had $39.3 million of participation and purchased loans as of March 31, 2002.

         During the three months ended March 31, 2002, loans held for sale decreased $2.4 million to $5.3 million at March 31, 2002 from approximately $7.7 million at December 31, 2001, as secondary market sales outpaced loan originations. Approximately $32.8 million of loans were originated for sale and $35.2 million of loans were sold to the secondary market during the three month period ending March 31, 2002.

         ALLOWANCE FOR LOAN LOSSES - The loan loss reserve increased $.1 million to $3.6 million at March 31, 2002 as compared to $3.5 million at December 31, 2001. A loan loss provision of $.2 million for the three months ended March 31, 2002 was offset by loans in the amount of $.2 million which were determined by United's management to be uncollectable and subsequently charged-off. However, management aggressively pursues recoveries which totaled approximately $.1 million for this same three month period. The loan loss reserve at March 31, 2002 is an amount which management believes is adequate given the low level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at March 31, 2002 was 1.39%.

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

         United follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At March 31, 2002 United had non-accrual loans totaling $1.8 million and loans totaling $.2 million past due 90 days and still accruing.

         United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At March 31, 2002 and December 31, 2001, United had no assets classified as loss. At March 31, 2002 and December 31, 2001, United had $.9 million and $.8 million respectively classified as doubtful. At March 31, 2002 and December 31, 2001, United had $1.4 million and $1.9 million of reported substandard assets, respectively. As a percent of total assets, substandard assets were approximately .37% and .50% at March 31, 2002 and December 31, 2001, respectively.

         REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED - The slight decrease includes approximately $81,000 of repossessed personal property acquired by United during the first three months of 2002, offset by sales of repossessed personal property of approximately $66,000.

         RESTRICTED STOCK - Federal Home Loan Bank (FHLB) stock increased approximately $.1 million to $4.1 million at March 31, 2002 from $4.0 million at December 31, 2001. This increase was the result of $54,000 of reinvested stock dividends and purchases of approximately $48,000. FHLB stock purchases are made as required to support the increased scope of operations.

         PREMISES AND EQUIPMENT - This category increased $.2 million to $6.8 million at March 31, 2002 from $6.6 million at December 31, 2001. The Banks invested approximately $390,000 in fixed assets during the first three months of 2002, primarily in connection with the construction of the new Heritage Bank branch facility in Great Falls, Montana and the relocation of the Heritage Bank branch in Kalispell, Montana. The purchases of premises and equipment were offset by approximately $142,000 of depreciation.

         GOODWILL - Goodwill increased $.3 million due to the reclassification of cost previously classified as identifiable intangibles prior to the implementation of Statement 142. Goodwill did not decrease due to amortization during the three months ending March 31, 2002, also because of the adoption of Statement 142. See "Notes to Consolidated Financial Statements - New Accounting Pronouncements".

         IDENTIFIABLE INTANGIBLES - Identifiable intangibles decreased $.3 million for the reclassification of costs to goodwill as discussed above. Amortization of intangibles totaled approximately $10,000 during the three months ending March 31, 2002. Identifiable intangibles are being amortized over fifteen years.

         DEPOSITS - Deposits increased $1.8 million to $284.2 million at March 31, 2002 from $282.4 million at December 31, 2001. This increase was primarily the result of the continued growth of the two new Heritage Bank branches in Bozeman and Missoula, Montana, and Valley Bank's new branch in Scottsdate, Arizona.

         BORROWED FUNDS - FHLB advances decreased $3.5 million from December 31, 2001 to March 31, 2002. Securities sold under agreements to repurchase decreased $.7 million to $8.9 million at March 31, 2002 from $9.6 million at December 31, 2001.

         TRUST PREFERRED SECURITIES - Trust preferred securities totaled $3.0 million at both March 31, 2002 and December 31, 2001 as United received funding in July 2001 on $3.0 million of Capital Trust Pass-Through Securities ("TRUPS"). The $3.0 million TRUPS qualify as Tier 1 capital for regulatory reporting purposes and are presented on the balance sheet as subordinated debt for GAAP reporting purposes.

         STOCKHOLDERS' EQUITY - Stockholders' equity increased $.1 million to $28.7 million at March 31, 2002 from $28.6 million at December 31, 2001. This increase is due to $.8 million of net income for the three months ended March 31, 2002 less cash dividends declared of $.4 million, and a $.3 million decrease in unrealized gains net of tax effects, associated with securities classified as available-for-sale being adjusted to market value.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001.

            (In thousands)
            (Unaudited)
                                                       INCOME RECAP
                                           --------------------------------------
                                                THREE MONTHS ENDED MARCH 31,
                                           --------------------------------------
                                              2002          2001        Change
                                           ----------    ----------    ----------
            Interest income                $    6,133    $    6,762    $     (629)
            Interest expense                    2,909         3,986        (1,077)
                                           ----------    ----------    ----------
             Net interest income                3,224         2,776           448
            Provision for loan losses             240           210            30
                                           ----------    ----------    ----------
            Net interest income after
              provision for loan losses         2,984         2,566           418
            Non-interest income                 1,091         1,007            84
            Non-interest expense                2,820         2,548           272
                                           ----------    ----------    ----------
             Income before income taxes
              and minority interest             1,255         1,025           230
            Provision for income taxes            468           396            72
                                           ----------    ----------    ----------
             Net income before minority
              interest                     $      787    $      629    $      158
                                           ==========    ==========    ==========

         NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.4 million from $2.8 million for the three months ended March 31, 2001 to $3.2 million for the three months ended March 31, 2002. Net interest margin increased ..37% to 3.60% for the three months ended March 31, 2002 from 3.23% for the same period last year. Net interest-rate spread increased .50% to 3.44% for the three months ended March 31, 2002 from 2.94% for the same period last year. Although total interest income decreased $.6 million primarily as a result of interest rate cuts by the Federal Reserve Bank in 2001, the decrease in interest expense also due to interest rate cuts was even greater, at $1.1 million, resulting in a net increase in net interest income of $.5 million.

         INTEREST INCOME - Interest income decreased $.6 million from $6.7 million for the three month period ended March 31, 2001 to $6.1 million for the three month period ended March 31, 2002.

         For the three month period ended March 31, 2002, compared to the three month period ended March 31, 2001, interest on loans receivable decreased $.4 million. Interest on mortgage-backed securities and investments and interest on other interest-earning assets decreased $.1 million for the three month period ended March 31, 2002 compared to the same period last year.

         INTEREST EXPENSE - Interest expense decreased $1.1 million from $4.0 million for the three month period ended March 31, 2001 to $2.9 million for the three month period ended March 31, 2002. Although deposits increased 6.5% from March 31, 2001 to 2002, lower interest rates during the first quarter of 2002 allowed for a decrease in interest expense on deposits.

         For the three month period ended March 31, 2002, compared to the three month period ended March 31, 2001, interest on deposits decreased $.9 million.

         Other borrowings decreased 17% from March 31, 2001 to 2002. Even with the $3.0 million increase in trust preferred securities in 2002, lower interest rates in 2002 resulted in a $.2 million decrease in interest on other borrowings for the first quarter of 2002 compared to the same period last year.

         PROVISION FOR LOAN LOSSES - United provided $240,000 for loan losses in the first three months of 2002, as compared to $210,000 in the first three months of 2001. Although the state and national economics have weakened in 2002 as compared to 2001, asset quality at the Banks has remained strong, and United's past due and non-accrual loans totaled 1.31% of total loans.

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

         NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.1 million for the three month periods ending March 31, 2002 to $1.1 million from $1.0 million for the three month period ended March 31, 2001. United's loan demand continued strong in the home lending market, and particularly the refinancing market during the first three months of 2002, as interest rates were lower than the same period last year.

         NON-INTEREST EXPENSE - Non-interest expense increased $.3 million during the three month period ending March 31, 2002 as compared to the same period in 2001. This increase was principally due to the continued staffing and operating expenses for the new branches opened in Bozeman and Missoula, Montana, and Scottsdale, Arizona.

         INCOME TAXES - Income tax expense increased slightly to $.5 million for the three month period ending March 31, 2002 as compared to $.4 million for the same period in 2001, as a result of fairly consistent earnings, after adjustment for non-deductible goodwill amortization and tax-free interest on municipal bonds and loans, for those three month periods.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management believes there has been no material change in interest rate risk since December 31, 2001. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United's Annual Report on Form 10-K for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.

       Although not involved in any material pending litigation as of March 31, 2002, United is a defendant in various legal proceedings arising in the normal course of business.

ITEM 2  CHANGE IN SECURITIES AND USE OF PROCEEDS.

       None

ITEM 3  DEFAULTS ON SENIOR SECURITIES.

       None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

       None

ITEM 5  OTHER INFORMATION.

       None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

A.     Exhibits

                  None

B.     Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.



Date      May 14, 2002              /s/ Kurt R. Weise
    -----------------------         -----------------------------------
                                    Kurt R. Weise
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive
                                    Officer)



Date      May 14, 2002              /s/ Paula J. Delaney
    -----------------------         -----------------------------------
                                    Paula J. Delaney
                                    Chief Financial Officer
                                    (Principal Financial
                                    and Accounting Officer)