Form 10-Q
period 2002-06-30
UNITED FINANCIAL CORP \MN\
filed 2002-08-14
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           (Mark One)
             _X_ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

         P.O. Box 2779, 120 1st Avenue North, Great Falls, Montana 59403
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                               Yes [X]     No [ ]


        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

  Common Stock, no par value; 1,626,150 shares outstanding as of July 31, 2002

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS

         Consolidated Condensed Statements of Financial Condition at
           June 30, 2002 and December 31, 2001 (unaudited)..............................1

         Consolidated Condensed Statements of Income - Three and Six Months Ended
          June 30, 2002 and June 30, 2001 (unaudited)...................................2

         Consolidated Condensed Statements of Cash Flows - Six Months Ended
          June 30, 2002 and June 30, 2001 (unaudited)...................................3

         Notes to Consolidated Condensed Financial Statements (unaudited)...............4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...........................................7

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................15

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS............................................................17

   ITEM 2 CHANGE IN SECURITIES.........................................................17

   ITEM 3 DEFAULTS UPON SENIOR SECURITIES..............................................17

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS........................17

   ITEM 5 OTHER INFORMATION............................................................17

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.............................................18

SIGNATURES.............................................................................19


                                     Page i

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)
(Unaudited)

                                                                JUNE 30,       December 31,
                                                              ------------     ------------
                                                                  2002             2001
                                                              ------------     ------------
ASSETS
  Cash and cash equivalents                                   $     25,450     $     22,026
  Securities available-for-sale                                     79,179           73,263
  Loans held for sale                                                5,112            7,713
  Loans receivable, net                                            251,801          260,524
  Accrued interest receivable                                        2,953            2,769
  Restricted stock, at cost                                          4,154            3,994
  Premises and equipment, net                                        7,553            6,609
  Real estate and other personal property owned                        567              668
  Goodwill, net of accumulated amortization of $825 and
   $724 at June 30, 2002, and December 31, 2001,
   respectively                                                      3,429            3,076
  Identifiable intangibles, net of accumulated
   amortization of $157 and $239 at June 30, 2002, and
   December 31, 2001, respectively                                      26              399
  Deferred income taxes, net                                           258              553
  Other assets                                                       1,102            1,136
                                                              ------------     ------------
                                                              $    381,584     $    382,730
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  NOW and money market demand accounts                        $    101,292     $     97,679
  Savings deposits                                                  53,550           50,829
  Time deposits                                                    133,632          133,892
                                                              ------------     ------------
                                                                   288,474          282,400
  Federal Home Loan Bank advances                                   44,000           50,500
  Securities sold under agreements to repurchase                     8,858            9,604
  Other borrowings                                                   1,000            2,000
  Accrued interest payable                                           1,920            1,929
  Advances from borrowers for taxes and insurance                      142              164
  Income taxes payable                                                 355              503
  Trust preferred securities                                         3,000            3,000
  Other liabilities                                                  1,122            1,188
                                                              ------------     ------------
                                                                   348,871          351,288

 Minority interest                                                   2,991            2,845

 Stockholders' equity:
  Preferred stock, no par value; authorized 2,000,000
   shares; no shares issued and outstanding                             --               --
   none outstanding)
  Common stock, no par value; authorized 8,000,000 shares;
   1,626,150 and 1,625,967 shares issued and outstanding
   at June 30, 2002 and December 31, 2001, respectively             27,167           23,950
  Retained earnings, substantially restricted                        1,813            4,339
  Accumulated other comprehensive income                               742              308
                                                              ------------     ------------
                                                                    29,722           28,597
                                                              ------------     ------------
                                                              $    381,584     $    382,730
                                                              ============     ============

                                             Equity/Assets            7.79%            7.47%
                                          Book Value/Share    $      18.28     $      17.59

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                      -----------------------------     -----------------------------
                                                          2002             2001             2002             2001
                                                      ------------     ------------     ------------     ------------
INTEREST INCOME:
Loans receivable                                      $      4,948     $      5,685     $     10,009     $     11,213
Mortgage-backed securities                                     767              698            1,455            1,510
Other investment securities                                    218              263              471              535
Other interest earning assets                                  138              175              269              324
                                                      ------------     ------------     ------------     ------------
  Total interest income                                      6,071            6,821           12,204           13,582
INTEREST EXPENSE:
Deposits                                                     1,980            2,898            4,053            5,833
Other borrowings                                               790            1,003            1,626            2,054
                                                      ------------     ------------     ------------     ------------
  Total interest expense                                     2,770            3,901            5,679            7,887
                                                      ------------     ------------     ------------     ------------
  Net interest income                                        3,301            2,920            6,525            5,695
Provision for loan losses                                      215              249              455              458
                                                      ------------     ------------     ------------     ------------
  Net interest income after provision for
   loan losses                                               3,086            2,671            6,070            5,237
NON-INTEREST INCOME:
Gain on sale of loans                                          742              865            1,426            1,420
Service charges and fees                                       279              259              546              475
Gain on sale of securities available-for-sale                   --               --               86              127
Other income                                                    55               83              109              192
                                                      ------------     ------------     ------------     ------------
  Total non-interest income                                  1,076            1,207            2,167            2,214
NON-INTEREST EXPENSE:
Compensation and benefits                                    1,540            1,488            3,039            2,824
Occupancy and equipment expenses                               387              355              767              691
Data processing fees                                           202              189              404              375
Other expenses                                                 772              739            1,511            1,429
                                                      ------------     ------------     ------------     ------------
  Total non-interest expense                                 2,901            2,771            5,721            5,319
                                                      ------------     ------------     ------------     ------------
  Income before income taxes and minority interest           1,261            1,107            2,516            2,132
Provision for income taxes                                     470              429              938              825
                                                      ------------     ------------     ------------     ------------
  Income before minority interest                              791              678            1,578            1,307
Minority interest                                              (50)             (47)             (99)             (93)
                                                      ------------     ------------     ------------     ------------
  Net income                                          $        741     $        631     $      1,479     $      1,214
                                                      ============     ============     ============     ============
Basic earnings per share                              $       0.46     $       0.38     $       0.91     $       0.70
                                                      ============     ============     ============     ============
Diluted earnings per share                            $       0.45     $       0.37     $       0.90     $       0.70
                                                      ============     ============     ============     ============
Dividends declared per share                          $       0.25     $       0.24     $       0.49     $       0.47
                                                      ============     ============     ============     ============
Weighted average shares outstanding - basic                  1,626            1,679            1,626            1,728
                                                      ============     ============     ============     ============
Weighted average shares outstanding - diluted                1,640            1,684            1,637            1,731
                                                      ============     ============     ============     ============

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                          SIX MONTHS ENDED
                                                                  -----------------------------
                                                                    JUNE 30,         June 30,
                                                                  ------------     ------------
                                                                      2002             2001
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash provided (used) in operating activities             $      4,395     $       (239)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (increase) decrease in loans receivable                              8,186          (12,190)
Purchases of securities available-for-sale                             (44,797)         (21,135)
Proceeds from maturities, pay downs and sales of securities
  available-for-sale                                                    39,742           27,108
Purchases of restricted stock                                              (50)             (41)
Purchase of Valley Bancorp, Inc. stock                                      --               (8)
Purchases of premises and equipment                                     (1,242)            (283)
Proceeds from sale of premises and equipment                                --               12
Proceeds from sale of real estate and other personal property
  owned                                                                    183              588
Acquisition of real estate and other personal property owned               (10)             (14)
                                                                  ------------     ------------

     Net cash provided (used) in investing activities                    2,012           (5,963)
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                                 6,074           15,365
Net increase (decrease) in Federal Home Loan Bank advances              (6,500)              75
Advances on line of credit                                                  --            1,750
Net decrease in securities sold under agreements to repurchase            (746)          (3,293)
Net decrease in federal funds purchased                                 (1,000)              --
Decrease in advances from borrowers for taxes and insurance                (22)            (280)
Purchase of treasury stock                                                  --           (2,403)
Dividends paid to stockholders                                            (792)            (806)
Proceeds from issuance of common stock                                       3                2
                                                                  ------------     ------------

     Net cash provided (used) by financing activities                   (2,983)          10,410
                                                                  ------------     ------------

Increase in cash and cash equivalents                                    3,424            4,208
Cash and cash equivalents at beginning of year                          22,026           19,451
                                                                  ------------     ------------
     Cash and cash equivalents at end of period                   $     25,450     $     23,659
                                                                  ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
-------------------------------------------------------------
Cash payments for interest                                        $      5,687     $      7,876
Cash payments for income taxes                                    $      1,086     $        745

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       GENERAL

         United Financial Corp. ("UFC") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 Montana communities and Phoenix and Scottsdale, Arizona. UFC's banking business in Montana is conducted through its wholly-owned subsidiary, Heritage Bank ("Heritage Bank"), and in Arizona is conducted through Valley Bank of Arizona ("Valley Bank"), the wholly-owned subsidiary of Valley Bancorp, Inc. ("Valley"), a majority-owned subsidiary of UFC. Heritage Bank and Valley Bank are collectively referred to herein as the "Banks". UFC's wholly-owned subsidiary, United Financial-Montana Capital Trust I was established in 2001 to issue and administer $3.0 million of Capital Trust Pass-Through Securities. UFC, Heritage Bank and Valley are collectively referred to herein as ("United"). United had assets of approximately $381.6 million, deposits of approximately $288.5 million and stockholders' equity of approximately $29.7 million at June 30, 2002.

         UFC owned approximately 65% of Valley at June 30, 2002. As a result of acquiring over 50% of the outstanding shares of Valley in January 2000, UFC consolidated Valley in its financial statements effective January 1, 2000. The aggregate purchase price of all shares of Valley purchased by UFC to date is approximately $7.2 million. Valley had assets of approximately $74.7 million, deposits of approximately $62.5 million and stockholders' equity of approximately $8.6 million at June 30, 2002.

         Heritage Bank is a state-chartered commercial bank with locations in Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls, Hamilton, Havre, Kalispell, Libby, Missoula and Shelby, Montana. Valley Bank is a state-chartered commercial bank with locations in Phoenix and Scottsdale, Arizona. The Banks are engaged in the community banking business of attracting deposits from the general public through their offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in their market areas in Montana and Arizona. A majority of the Banks' banking business is conducted in the Great Falls and Phoenix areas. Based on total assets, 44% of United's assets are located at Heritage Bank's Great Falls locations and 16% at Valley Bank's Phoenix location. The Banks also invest in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets. Heritage Bank also holds a 14% ownership interest in Bankers' Resource Center, a computer data center.

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

2.       BASIS OF PRESENTATION

         United's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results anticipated for the year ending December 31, 2002. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the December 31, 2001 financial information to conform to the June 30, 2002 presentation.

3.       COMPREHENSIVE INCOME

         United's only significant element of comprehensive income is unrealized gains and losses on securities available-for-sale.

(In thousands)
(Unaudited)
                                                  THREE MONTHS ENDED                     Three Months Ended
                                                    JUNE 30, 2002                          June 30, 2001
                                        ------------------------------------   ------------------------------------
                                        BEFORE TAX   TAX EXPENSE  AFTER TAX    Before Tax   Tax Expense  After Tax
                                        ----------   -----------  ----------   ----------   -----------  ----------
Net income                              $    1,211   $      470   $      741   $    1,060   $      429   $      631

Unrealized and realized
 holding gains arising during period         1,296          492          804          263          100          163

Less: reclassification adjustment for
 gains included in net income                   --           --           --           --           --           --
                                        ----------   ----------   ----------   ----------   ----------   ----------

Net unrealized gains on securities
 available for sale                          1,296          492          804          263          100          163

Less: portion of unrealized gain
 allocated to minority interest                 91           --           91           29           --           29
                                        ----------   ----------   ----------   ----------   ----------   ----------

Total comprehensive income              $    2,416   $      962   $    1,454   $    1,294   $      529   $      765
                                        ==========   ==========   ==========   ==========   ==========   ==========

                                                   SIX MONTHS ENDED                      Six Months Ended
                                                    JUNE 30, 2002                         June 30, 2001
                                        ------------------------------------   ------------------------------------
                                        BEFORE TAX   TAX EXPENSE  AFTER TAX    Before Tax   Tax Expense  After Tax
                                        ----------   -----------  ----------   ----------   -----------  ----------
Net income                              $    2,417   $      938   $    1,479   $    2,039   $      825   $    1,214

Unrealized and realized holding gains
 arising during period                         776          295          481          797          303          494

Less: reclassification adjustment for
 gains included in net income                   86           32           54          127           48           79
                                        ----------   ----------   ----------   ----------   ----------   ----------

Net unrealized gains on securities
 available for sale                            690          263          427          670          255          415

Less: portion of unrealized gains
 allocated to minority interest                 46           --           46           54           --           54
                                        ----------   ----------   ----------   ----------   ----------   ----------

Total comprehensive income              $    3,061   $    1,201   $    1,860   $    2,655   $    1,080   $    1,575
                                        ==========   ==========   ==========   ==========   ==========   ==========

4.       CASH EQUIVALENTS

         For purposes of the consolidated condensed statements of cash flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

5.       COMPUTATION OF EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Potential common stock includes a warrant to purchase 11,000 shares of common stock exercisable at a price of $23.86 per share through February 3, 2003 and the incremental shares under stock option plans. The warrant was excluded from the calculation of diluted EPS for the three and six month periods ended June 30, 2002 and 2001 because the effect of inclusion would have been antidilutive using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share.

                                                       THREE MONTH ENDED                 SIX MONTH ENDED
                                                           JUNE 30,                          JUNE 30,
                                                -----------------------------     -----------------------------
                                                     2002            2001             2002             2001
                                                ------------     ------------     ------------     ------------
Weighted average shares outstanding during
   the period on which basic earnings per
   share is calculated                             1,626,000        1,679,405        1,625,972        1,727,664
 Add: incremental shares under stock option
    plans                                             13,739            4,767           11,849            3,695
                                                ------------     ------------     ------------     ------------

 Average outstanding shares on which diluted
    earnings per share is calculated               1,639,739        1,684,172        1,637,821        1,731,359
                                                ============     ============     ============     ============

 Net income applicable to common
    stockholders, basic                         $    741,105          630,806        1,478,733        1,213,596
 Less: reduction of proportionate share of
    Valley net income assuming option
    exercises                                           (472)            (305)            (930)          (1,296)
                                                ------------     ------------     ------------     ------------

   Net income applicable to common
       stockholders, diluted                    $    740,633          630,501        1,477,803        1,212,300
                                                ============     ============     ============     ============

   Basic earnings per share                     $        .46              .38              .91              .70
                                                ============     ============     ============     ============

   Diluted earnings per share                   $        .45              .37              .90              .70
                                                ============     ============     ============     ============

6.       RELATED PARTIES

         Central Financial Services, Inc. ("CFS") provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset liability management and regulatory consulting. CFS is owned by United's Chairman of the Board of Directors and largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were approximately $233,000 and $179,000 for the six month periods ended June 30, 2002 and 2001, respectively. The fees are billed by CFS on an hourly basis for work performed by United's chairman and CEO, and four other CFS employees. The chairman and CEO of United do not receive direct compensation from United for their services. Each is compensated for services as a director through director's fees of $250 per month, and for services as an officer of United through CFS. Through CFS, the chairman and CEO earn annual salaries of $130,000 and $132,000, respectively. United's portion of those salaries was approximately 57%, based upon CFS billings during those periods.

         Banker's Resource Center ("BRC") provides data processing services for Heritage Bank. Heritage Bank has a 14% ownership interest in BRC, a computer data center. The charges for BRC's services were $.3 million for both of the six months ended June 30, 2002 and 2001.

7.       DIVIDENDS DECLARED

         On May 21, 2002, a 10% stock dividend was approved by the Board of Directors of United, payable June 28, 2002 to shareholders of record on June 24, 2002. As a result, all per share amounts from time periods prior to this date have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash. The net effect on United's stockholders' equity as a result of the 10% stock dividend was to reduce retained earnings and increase common stock by $3.2 million, respectively.

         On July 23, 2002, the Board of Directors of United declared a quarterly cash dividend of $.25 per share, payable August 27, 2002, to shareholders of record on August 13, 2002.

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

         In June 2001, FASB approved for issuance SFAS 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company does not expect SFAS 143 to have a material effect on the Company's financial position or results of operations.

         In August 2001, FASB approved for issuance SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 was issued to resolve implementation issues that had been created under SFAS 121. Under SFAS 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. The Company does not expect SFAS 144 to have a material effect on the Company's financial position or results of operations.

         On April 30, 2002, FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements, by rescinding SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS 145 also makes technical corrections to existing pronouncements. Management currently believes that the adoption of SFAS 145 will not have a material impact on the Company's financial position or results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1.       FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following. In addition to those contained in United's reports on file with the
SEC: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses, or a reduced demand for United's products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase loan losses; (iii) changes in the extensive laws, regulations and policies governing financial services companies could alter United's business environment or affect operations; (iv) the potential need to adapt the industry changes in information technology systems, on which United is highly dependent, could present operational issues or require significant capital spending; (v) competitive pressures could intensify and affect United's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform; (vi) the impact of weather conditions in the geographic markets and business areas in which United conducts it business; and (vii) capital investments in United's businesses may not produce expected growth in earnings anticipated at the time of the expenditure. Forward-looking statements speak only as of the date they are made, and United undertakes no obligation to update them in light of new information of future events.

2. CHANGES IN STATEMENT OF FINANCIAL CONDITION DATA FROM JUNE 30, 2002 TO DECEMBER 31, 2001.

(In thousands)                             SELECTED FINANCIAL CONDITION DATA
(Unaudited)
                                    JUNE 30,     Dec. 31,        $               %
                                      2002         2001        Change          Change
                                  ----------------------------------------------------
Cash and cash equivalents          $  25,450    $  22,026    $   3,424          15.5%
Securities available-for-sale         79,179       73,263        5,916           8.1
Loans held for sale                    5,112        7,713       (2,601)        (33.7)
Loans receivable, net                251,801      260,524       (8,723)         (3.3)
Restricted stock, at cost              4,154        3,994          160           4.0
Premises and equipment, net            7,553        6,609          944          14.3
Real estate and other
 personal property owned                 567          668         (101)        (15.1)
Goodwill, net                          3,429        3,076          353          11.5
Identifiable intangibles, net             26          399         (373)        (93.5)
All other assets                       4,313        4,458         (145)         (3.3)
Total assets                         381,584      382,730       (1,146)          (.3)

Deposits                             288,474      282,400        6,074           2.2
Federal Home Loan Bank advances       44,000       50,500       (6,500)        (12.9)
Securities sold under
 agreements to repurchase              8,858        9,604         (746)         (7.8)
Other borrowings                       1,000        2,000       (1,000)        (50.0)
Trust preferred securities             3,000        3,000           --            --
All other liabilities                  3,539        3,784         (245)         (6.5)
Total liabilities                    348,871      351,288       (2,417)          (.7)
Stockholders' equity, net             29,722       28,597        1,125           3.9

         Total assets decreased $1.1 million to $381.6 million at June 30, 2002 from $382.7 million at December 31, 2001. Loans receivable and loans held for sale decreased approximately $11.3 million, while cash and cash equivalents increased approximately $3.4 million, securities held for investment increased $5.9 million and premises and equipment, net increased $.9 million.

         SECURITIES AVAILABLE-FOR-SALE - Securities available-for-sale increased $5.9 million to $79.2 million at June 30, 2002 from $73.3 million at December 31, 2001. The increase was the result of $44.8 million of purchases, offset by $39.7 million of maturities, sales, and principal repayments and a $.8 million increase in unrealized gains on securities.

         A comparison of the amortized cost and estimated fair value of the consolidated available-for-sale investment portfolio at the dates indicated is as follows:

(In thousands)
(Unaudited)
                                                  JUNE 30, 2002
                               ------------------------------------------------------
                                               GROSS          GROSS         ESTIMATED
                                AMORTIZED    UNREALIZED     UNREALIZED        FAIR
                                  COST         GAINS          LOSSES          VALUE
                               ----------    ----------     ----------     ----------
U.S. GOVERNMENT AND FEDERAL
 AGENCIES                      $   23,693    $      224     $       --     $   23,917
MORTGAGE-BACKED SECURITIES         50,875         1,062            (15)        51,922
MUNICIPAL BONDS                     1,731            15             --          1,746
CORPORATE BONDS AND EQUITY
 SECURITIES                         1,542            52             --          1,594
                               ----------    ----------     ----------     ----------
                               $   77,841    $    1,353     $      (15)    $   79,179
                               ==========    ==========     ==========     ==========

                                                  December 31, 2001
                               ------------------------------------------------------
                                               Gross          Gross         Estimated
                                Amortized    Unrealized     Unrealized        Fair
                                  Cost         Gains          Losses          Value
                               ----------    ----------     ----------     ----------
U.S. Government and federal
 agencies                      $   30,439    $      338     $      (70)    $   30,707
Mortgage-backed securities         38,938           400            (56)        39,282
Municipal bonds                     1,784             7            (46)         1,745
Corporate bonds and equity
 securities                         1,542             1            (14)         1,529
                               ----------    ----------     ----------     ----------
                               $   72,703    $      746     $     (186)    $   73,263
                               ==========    ==========     ==========     ==========

         LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable decreased $8.7 million to $251.8 million at June 30, 2002 from $260.5 million at December 31, 2001. United has slowed its acquisition of participation loans from outside Montana due to reduced interest rates and the concerns of the national recession. Also, a weakened state and national economy have reduced loan demand. The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. The Banks also purchase and participate in commercial and lease financing loans. The Banks had $39.5 million of participation and purchased loans as of June 30, 2002.

         During the six months ended June 30, 2002, loans held for sale decreased $2.6 million to $5.1 million at June 30, 2002 from approximately $7.7 million at December 31, 2001, as secondary market sales outpaced loan originations. Approximately $66.2 million of loans were originated for sale and $68.8 million of loans were sold to the secondary market during the six month period ending June 30, 2002.

         ALLOWANCE FOR LOAN LOSSES - The loan loss reserve decreased $.2 million to $3.3 million at June 30, 2002 as compared to $3.5 million at December 31, 2001. A loan loss provision of $.5 million for the six months ended June 30, 2002 was offset by loans in the amount of $.7 million which were determined by United's management to be uncollectable and subsequently charged-off. The loan loss reserve at June 30, 2002 is an amount which management believes is adequate given the level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at June 30, 2002 was 1.28%.

         NON-PERFORMING ASSETS - United follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At June 30, 2002 United had non-accrual loans totaling $1.5 million and loans totaling $.1 million past due 90 days and still accruing.
At December 31, 2001 United had non-accrual loans totaling $2.1 million and loans totaling $.3 million past due 90 days and still accruing.

         United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At June 30, 2002 and December 31, 2001, United had no assets classified as loss. At June 30, 2002 and December 31, 2001, United had $.2 million and $.8 million respectively classified as doubtful. At June 30, 2002 and December 31, 2001, United had $1.6 million and $1.9 million of reported substandard assets, respectively. As a percent of total assets, substandard assets were approximately .41% and .50% at June 30, 2002 and December 31, 2001, respectively.

         REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED - The $.1 million decrease includes approximately $.1 million of repossessed personal property acquired by United during the first six months of 2002, offset by sales of repossessed personal property of approximately $.2 million.

         RESTRICTED STOCK - Federal Home Loan Bank (FHLB) stock increased approximately $.2 million to $4.2 million at June 30, 2002 from $4.0 million at December 31, 2001. This increase was the result of $.1 million of reinvested stock dividends and purchases of approximately $.1 million. FHLB stock purchases are made as required to support the increased scope of operations.

         PREMISES AND EQUIPMENT - This category increased $1.0 million to $7.6 million at June 30, 2002 from $6.6 million at December 31, 2001. The Banks invested approximately $1.3 million in fixed assets during the first six months of 2002, primarily in connection with the construction of the new Heritage Bank branch facility in Great Falls, Montana and the relocation of the Heritage Bank branch in Kalispell, Montana. The purchases of premises and equipment were offset by approximately $.3 million of depreciation.

         GOODWILL - Goodwill increased $.3 million due to the reclassification of cost previously classified as identifiable intangibles prior to the implementation of SFAS No. 142. Goodwill did not decrease due to amortization during the six months ending June 30, 2002, also because of the adoption of SFAS No. 142. See "Notes to Consolidated Financial Statements - New Accounting Pronouncements".

         IDENTIFIABLE INTANGIBLES - Identifiable intangibles decreased $.3 million for the reclassification of costs to goodwill as discussed above. Amortization of intangibles totaled approximately $20,000 during the six months ending June 30, 2002. Identifiable intangibles are being amortized over fifteen years.

         DEPOSITS - Deposits increased $6.1 million to $288.5 million at June 30, 2002 from $282.4 million at December 31, 2001. This increase was primarily the result of the continued growth of the two new Heritage Bank branches in Bozeman and Missoula, Montana, and Valley Bank's new branch in Scottsdate, Arizona.

         BORROWED FUNDS - FHLB advances decreased $6.5 million from December 31, 2001 to June 30, 2002. Securities sold under agreements to repurchase decreased $.7 million to $8.9 million at June 30, 2002 from $9.6 million at December 31, 2001.

         TRUST PREFERRED SECURITIES - In July 2001, UFC issued junior subordinated debentures, aggregating $3.0 million to United Financial-Montana Capital Trust I ("Trust"). The Trust issued preferred securities, as part of a pooled issue, with an aggregate liquidation amount of $3.0 million ($1,000 per capital security) to third-party investors. The junior subordinated debentures and cash are the sole assets of the Trust. The preferred securities are includable as Tier I capital for regulatory capital purposes. The offering price was $1,000 per capital security. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a semi-annual basis, which are included in interest expense. The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly-owned by UFC. The junior subordinated debentures and preferred securities will mature on July 25, 2031. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, after five years at decreasing premiums with the permission of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). UFC has provided a full and unconditional guarantee of the obligations of the Trust in the event of the occurrence of an event of default, as defined. Debt issuance costs totaling $.1 million were capitalized related to the debenture offering and are being amortized over the 10-year non-premium callable life of the preferred securities.

         STOCKHOLDERS' EQUITY - Stockholders' equity increased $1.1 million to $29.7 million at June 30, 2002 from $28.6 million at December 31, 2001. This increase is due to $1.5 million of net income for the six months ended June 30, 2002 less cash dividends declared of $.8 million, and a $.4 million increase in unrealized gains net of tax effects, associated with securities classified as available-for-sale being adjusted to market value.

3.       ASSET/LIABILITY MANAGEMENT

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

         One of the primary objectives of United's management has been to restructure United's balance sheet to reduce its vulnerability to changes in interest rates ("interest rate risk"). Savings institutions historically have suffered from a mismatch in the term to maturity of their assets and liabilities, with mortgage loan assets tending to be of a much longer term than deposits, the primary liabilities of savings institutions. In periods of rising interest rates, this mismatch can render savings institutions vulnerable to increases in costs of funds (deposits and borrowings) that can outstrip increases in returns on longer-term fixed rate loans and investments, resulting in a decrease in positive interest rate spread and lower earnings.

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

4.       LIQUIDITY AND CAPITAL RESOURCES

         United's primary sources of funds are deposits, FHLB borrowings, repurchase agreements, proceeds from loan sales, and loan and mortgage-backed securities repayments. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. In a period of declining interest rates, mortgage prepayments generally increase. As a result, these proceeds from mortgage prepayments generally would be invested in lower yielding loans or other investments which have the effect of reducing interest income. In a period of rising interest rates, mortgage prepayments would generally decrease and the proceeds from such prepayments generally would be invested in higher yielding loans or investments which would have the effect of increasing interest income.

         The Banks' most liquid assets are cash and cash in banks and highly liquid, short-term investments. The levels of these assets are dependent on the Banks' operating, financing, lending, and investing activities during any given period.

         Liquidity management of the Banks is both a daily and long-term function of United's management strategy. Excess funds are generally invested in FHLB overnight funds. If the Banks should require funds beyond their ability to generate them internally, additional sources of funds are available through the use of FHLB advances. At June 30, 2002 the Banks had outstanding borrowings of $53.9 million which included $44.0 million of FHLB advances, $8.9 million of repurchase agreements and $1.0 million of other borrowed money. At December 31, 2001 the Banks had outstanding borrowings of $62.1 million which included $50.5 million of FHLB advances, $9.6 million of repurchase agreements and $2.0 million of other borrowed money.

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

5.       CRITICAL ACCOUNTING POLICIES

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

6. RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001.

(In thousands)                              SELECTED INCOME STATEMENT DATA
(Unaudited)                    -------------------------------------------------------
                                              THREE MONTHS ENDED JUNE 30,
                               -------------------------------------------------------
                                                                 $              %
                                  2002            2001         Change         Change
                               ----------     ----------     ----------     ----------
Interest income                $    6,071     $    6,821     $     (750)         (11.0)%
Interest expense                    2,770          3,901         (1,131)         (29.0)
                               ----------     ----------     ----------     ----------
 Net interest income                3,301          2,920            381           13.0
Provision for loan losses             215            249            (34)         (13.8)
                               ----------     ----------     ----------     ----------
Net interest income after
Provision for loan losses           3,086          2,671            415           15.6
Non-interest income                 1,076          1,207           (131)         (10.9)
Non-interest expense                2,901          2,771            130            4.7
                               ----------     ----------     ----------     ----------
 Income before income taxes
  and minority interest             1,261          1,107            154           14.0
Provision for income taxes            470            429             41            9.7
                               ----------     ----------     ----------     ----------
 Net income before minority
  interest                     $      791     $      678     $      113           16.7
Minority interest                     (50)           (47)            (3)           6.3
                               ----------     ----------     ----------     ----------
 Net income                    $      741     $      631     $      110           17.4
                               ==========     ==========     ==========     ==========

         NET INCOME - United reported net income of $.7 million, or basic and diluted earnings per share of $.46 and $.45, respectively, for the three months ended June 30, 2002. For the same period in 2001, United reported net income of

$.6 million, or basic and diluted earnings per share of $.38 and $.37, respectively. Valley reported net income of $.1 million for each of the three months ended June 30, 2002 and 2001.

         NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.4 million from $2.9 million for the three months ended June 30, 2001 to $3.3 million for the three months ended June 30, 2002. Net interest margin increased ..36% to 3.66% for the three months ended June 30, 2002 from 3.30% for the same period last year. Net interest-rate spread increased .47% to 3.49% for the three months ended June 30, 2002 from 3.02% for the same period last year. Increased volume of interest-earning assets, and decreases in funding rates at FHLB and decreased rates on customer deposits resulted in an increase in both net interest margin and net interest-rate spread. United has used the funds from additional deposits and borrowings to manage interest rate risk.

         INTEREST INCOME - Interest income decreased $.7 million from $6.8 million for the three month period ended June 30, 2001 to $6.1 million for the three month period ended June 30, 2002. For the three month period ended June 30, 2002, compared to the three month period ended June 30, 2001, interest on loans receivable decreased $.7 million. Interest on mortgage-backed securities and investments remained consistent for the two periods.

         INTEREST EXPENSE - Interest expense decreased $1.1 million from $3.9 million for the three month period ended June 30, 2001 to $2.8 million for the three month period ended June 30, 2002. Although deposits increased 4.3% from June 30, 2001 to 2002, lower interest rates during the second quarter of 2002 allowed for a decrease in interest expense on deposits of $.9 million during the second quarter of 2002 compared to the second quarter of 2001.

       Other borrowings decreased 1% from June 30, 2001 to 2002. The combination of the decrease in borrowings as well as lower interest rates in 2002 resulted in a $.2 million decrease in interest on other borrowings for three month period ended June 30, 2002, compared to the three month period ended June 30, 2001.

       PROVISION FOR LOAN LOSSES - United provided $.2 million for loan losses in both of the second quarters ended June 30, 2002 and 2001. Although the state and national economies have weakened in 2002 as compared to 2001, asset quality at the Banks has remained relatively strong. United's past due and non-accrual loans totaled .63% and .69% of total loans at June 30, 2002 and 2001, respectively.

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

       NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income decreased $.1 million from $1.2 million for the three month period ended June 30, 2001 to $1.1 million for the three month period ended June 30, 2002. United continued to experience consistent demand in the home lending market, and particularly the refinancing market, during the three month periods ended June 30, 2002 and 2001.

       NON-INTEREST EXPENSE - Non-interest expense increased $.1 million during the three month period ending June 30, 2002 as compared to the same period in 2001. This increase was principally due to the increased operating expenses for the new branches opened in Bozeman and Missoula, Montana, and Scottsdale, Arizona.

       INCOME TAXES - Income tax expense increased $.1 million to $.5 million for the three month period ending June 30, 2002 from $.4 million for the same period of 2001.

7. RESULTS OF OPERATIONS-COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001.

                                                 SELECTED INCOME STATEMENT DATA
                                                   SIX MONTHS ENDED JUNE 30,
                                    -------------------------------------------------------
                                                                      $               %
                                       2002           2001          Change         Change
                                    ----------     ----------     ----------     ----------
Interest income                     $   12,204     $   13,582     $   (1,378)         (10.1)%
Interest expense                         5,679          7,887         (2,208)         (28.0)
                                    ----------     ----------     ----------     ----------
 Net interest income                     6,525          5,695            830           14.6
Provision for losses on loans              455            458             (3)           (.7)
                                    ----------     ----------     ----------     ----------
Net interest income after
  provision for losses on loans          6,070          5,237            833           15.9
Non-interest income                      2,167          2,214            (47)          (2.1)
Non-interest expense                     5,721          5,319            402            7.6
                                    ----------     ----------     ----------     ----------
 Income before income taxes
  and minority interest                  2,516          2,132            384           18.0
Provision for income tax expense           938            825            113           13.7
                                    ----------     ----------     ----------     ----------
 Net income before minority
  interest                          $    1,578     $    1,307     $      271           20.7
Minority interest                          (99)           (93)            (6)           6.5
                                    ----------     ----------     ----------     ----------
 Net Income                         $    1,479     $    1,214     $      265           21.8
                                    ==========     ==========     ==========     ==========

         NET INCOME - United reported net income of $1.5 million, or basic and diluted earnings per share of $.91 and $.90, respectively, for the six months ended June 30, 2002. For the same period in 2001, United reported net income of $1.2 million, or basic and diluted earnings per share of $.70. Valley reported net income of $.3 million and $.2 million for the six months ended June 30, 2002 and 2001, respectively.

         NET INTEREST INCOME - Net interest income increased $.8 million from $5.7 million for the six months ended June 30, 2001 to $6.5 million for the six months ended June 30, 2002. Net interest margin increased .36% to 3.62% for the six month period ended June 30, 2002 from 3.26% for the same period last year. Net interest-rate spread increased .48% to 3.45% for the six months ended June 30, 2002 from 2.97% for the same period last year. Increased volume of interest-earning assets, decreases in funding rates at FHLB and decreased rates on customer deposits resulted in an increase in both net interest margin and interest-rate spread. United has used the funds from additional deposits and borrowings to manage interest rate risk.

         INTEREST INCOME - Interest income decreased $1.4 million from $13.6 million for the six month period ended June 30, 2001 to $12.2 million for the six month period ended June 30, 2002. For the six month period ended June 30, 2002, compared to the six month period ended June 30, 2001, interest on loans receivable decreased $1.2 million, interest on mortgage-backed securities and investments decreased $.1 million while interest on other interest-earning assets decreased $.1 million.

         INTEREST EXPENSE - Interest expense decreased $2.2 million from $7.9 million for the six month period ended June 30, 2001 to $5.7 million for the six month period ended June 30, 2002. Although deposits increased 4.3% from June 30, 2001 to 2001, lower interest rates on customer deposits during the second quarter of 2002 allowed for a decrease in interest expense on deposits of $1.8 million for the six month period ended June 30, 2002, compared to the six month period ended June 30, 2001.

         Other borrowings decreased 1% from June 30, 2001 to 2002. The combination of the decrease in borrowings as well as lower interest rated in 2002, resulted in a $.4 million decrease in interest on other borrowings.

         PROVISION FOR LOAN LOSSES - United provided $.5 million for loan losses for both the six months ended June 30, 2002 and 2001.

         NON-INTEREST INCOME - Non-interest income was $2.2 million for both the six months ended June 30, 2002 and 2001. United has experienced relatively strong demand in the home lending market, and particularly the refinancing market during the first six months of 2002 and 2001, as mortgage interest rates remained at attractive levels for borrowers.

         NON-INTEREST EXPENSE - United's non-interest expense increased $.4 million during the six month period ending June 30, 2002 as compared to the same period in 2001. This increase was principally due to the continued staffing and operating expenses for the new branches opened in Bozeman and Missoula, Montana, and Scottsdale, Arizona.

         INCOME TAXES - Income tax expense increased $.1 million to $.9 million for the six month period ended June 30, 2002 from $.8 million for the same period last year.

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

         The following summarizes the sensitivity analysis for the Banks as of March 31, 2002, the most recent information available. Management believes there has been no material change in interest rate risk since March 31, 2002. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United's Annual Report on Form 10-K for the year ended December 31, 2001.

HERITAGE BANK
Estimated increase (decrease)
in net interest income:                     +200 bp           -200 bp
                                            -------           -------

         0-90 days                        $  16,084         $ (78,690)
         91-360 days                       (155,840)          (95,899)
         2 years                           (322,913)         (205,503)
         3 years                           (485,028)         (320,065)

VALLEY BANK
Estimated increase (decrease)
in net interest income:                     +200 bp           -200 bp
                                            -------           -------

         0-90 days                        $   7,226         $ (22,995)
         91-360 days                          4,728           (46,977)
         2 years                              1,605          (106,930)
         3 years                             64,181          (232,582)

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

         INTEREST RATE SENSITIVITY OF THE ECONOMIC VALUE OF EQUITY - Mismatches of interest rate repricing between assets and liabilities create interest rate risk. Interest rate risk affects the market value of equity, also called the economic value of equity ("EVE"). Measurement of the EVE is an attempt to establish a methodology to gauge the potential for the reduction of future earnings and stockholders' equity resulting from both lower net interest income ("NII") and lower EVE caused by changes in market interest rates. EVE is the difference between United's depository portfolio value and its loans receivable portfolio value. EVE thus provides a leading indicator of future potential changes in both NII and stockholders' equity.

         Heritage Bank and Valley Bank have both established maximum percentage changes for EVE at 1.5% of total assets, given an 100 basis point change in interest rates. EVE, as a percent to total assets was as follows:

                                HERITAGE BANK         VALLEY BANK
Percent to Total Assets:
         March 31, 2002              .88%                1.56%
         December 31, 2001          1.21%                1.55%

         The Banks periodically review and make changes to established limits for EVE changes due to mergers and other market factors. Though Valley Bank is slightly over 1.5% of assets, management considers this to be within prudent standards.

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

                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.

       Although not involved in any material pending litigation as of June 30, 2002, United is a defendant in various legal proceedings arising in the normal course of business.

ITEM 2  CHANGE IN SECURITIES AND USE OF PROCEEDS.

       None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES.

       None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

       On May 21, 2002, United Financial Corp. held its Annual Meeting of Shareholders. The shareholders elected three directors for three year terms.

       The shareholders of United Financial Corp. voted as follows with respect to:

       Approval of Directors:

                                      FOR                 WITHHELD

       Steve L. Feurt                 1,585,539           40,296

       Larry D. Albert                1,588,728           37,107

       Jerome H. Hentges              1,590,539           35,296


ITEM 5  OTHER INFORMATION.

       NONE

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits

                 Excluded from this list of exhibits, pursuant to Paragraph (b)
(4) (iii) (A) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the registrant. The registrant hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

                  3.1 Articles of Incorporation of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of UFC's Annual Report on Form 10-K dated March 31,
                           1998).
                  3.2 Bylaws of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of UFC's Annual Report on Form 10-K dated March 31, 1998).
                 10.1 Promissory Note issued by United Financial Corp. to Wells Fargo Bank Minnesota National Association, dated November 16, 2001.
                 10.2 Second Amendment to Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated November 16, 2001.
                 10.3 Service Agreement between United Financial Corp. and Central Financial Services, Inc., dated January 1, 2002.
                 10.4 Service Agreement between Heritage Bank and Central Financial Services, Inc., dated January 1, 2002.
                 10.5 Management Retention Supplemental Retirement Income Salary Continuation Plan between Kevin Clark and Heritage Bank, revised January 10, 1996.
                 10.6 Heritage Bank Supplemental Retirement Agreement between Heritage Bank and Steve L. Feurt, dated October 25, 1999.
                 10.7 Indenture between United Financial Corp. and The Bank of New York, as trustee, dated July 16, 2001.
                 10.8 Amended and Restated Declaration of Trust of United Financial - Montana Capital Trust I among United Financial Corp. and the trustees, administrators and holders named therein, dated July 16, 2001.
                 10.9 Guarantee Agreement between United Financial Corp. and The Bank of New York, as trustee, dated July 16, 2001.
                 10.10 United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan.
                 99.1      Certification

B.       Reports on Form 8-K

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.




Date    August 13, 2002                 /s/ Kurt R. Weise
    ----------------------              -------------------
                                        Kurt R. Weise
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive
                                        Officer)




Date    August 13, 2002                 /s/ Paula J. Delaney
    ----------------------              ---------------------
                                        Paula J. Delaney
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)