Form 10-Q
period 2002-09-30
UNITED FINANCIAL CORP \MN\
filed 2002-11-13
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)
           __X__ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

Common Stock, no par value: 1,626,150 shares outstanding as of November 12, 2002

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS

         Consolidated Condensed Statements of Financial Condition at
           September 30, 2002 and December 31, 2001 (unaudited)...........................................................1

         Consolidated Condensed Statements of Income - Three and Nine Months Ended
           September 30, 2002 and September 30, 2001 (unaudited)..........................................................2

         Consolidated Condensed Statements of Cash Flows - Nine Months Ended
           September 30, 2002 and September 30, 2001 (unaudited)..........................................................3

         Notes to Consolidated Condensed Financial Statements.............................................................4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................................................................9

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................................18

   ITEM 4 CONTROLS AND PROCEDURES........................................................................................20

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS..............................................................................................20

   ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................................20

   ITEM 3 DEFAULTS UPON SENIOR SECURITIES................................................................................20

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................20

   ITEM 5 OTHER INFORMATION..............................................................................................20

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K...............................................................................20

SIGNATURES...............................................................................................................22


                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS.

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
(UNAUDITED)

                                                              SEPTEMBER 30,    December 31,
                                                              -------------    ------------
                                                                   2002            2001
                                                               ------------    ------------
ASSETS
  Cash and cash equivalents                                    $     25,085    $     22,026
  Securities available-for-sale                                      66,019          73,263
  Loans held for sale                                                15,806           7,713
  Loans receivable, net                                             247,155         260,524
  Accrued interest receivable                                         3,256           2,769
  Restricted stock, at cost                                           4,213           3,994
  Premises and equipment, net                                         7,653           6,609
  Real estate and other personal property owned                       1,437             668
  Goodwill, net of accumulated amortization of $825 and
   $724 at September 30, 2002, and December 31, 2001,
   respectively                                                       3,429           3,076
  Identifiable intangibles, net of accumulated
   amortization of $167 and $239 at September 30, 2002, and
   December 31, 2001, respectively                                       16             399
  Deferred income taxes, net                                            198             553
  Other assets                                                        1,094           1,136
                                                               ------------    ------------
                                                               $    375,361    $    382,730
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  NOW and money market demand accounts                         $    101,654    $     97,679
  Savings deposits                                                   51,867          50,829
  Time deposits                                                     129,868         133,892
                                                               ------------    ------------
                                                                    283,389         282,400
  Federal Home Loan Bank advances                                    41,000          50,500
  Securities sold under agreements to repurchase                     10,059           9,604
  Other borrowings                                                    1,000           2,000
  Accrued interest payable                                            1,466           1,929
  Advances from borrowers for taxes and insurance                       306             164
  Income taxes payable                                                  303             503
  Trust preferred securities                                          3,000           3,000
  Other liabilities                                                   1,676           1,188
                                                               ------------    ------------
                                                                    342,199         351,288

 Minority interest                                                    2,981           2,845

 Stockholders' equity:
  Preferred stock, no par value; authorized 2,000,000
   shares; no shares issued and outstanding                               -               -
  Common stock, no par value; authorized 8,000,000 shares;
   1,626,150 and 1,625,967 shares issued and outstanding
   at September 30, 2002 and December 31, 2001, respectively         27,167          23,950
  Retained earnings, substantially restricted                         2,173           4,339
  Accumulated other comprehensive income                                841             308
                                                               ------------    ------------
                                                                     30,181          28,597
                                                               ------------    ------------
                                                               $    375,361    $    382,730
                                                               ============    ============

Equity/Assets                                                          8.04%           7.47%
Book Value/Share                                               $      18.56    $      17.59



See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                                  2002             2001                2002             2001
                                                              --------------   --------------     ---------------   --------------
INTEREST INCOME
 Loans receivable                                                 $ 4,863          $ 5,681             $14,873          $16,894
 Mortgage-backed securities                                           730              713               2,185            2,223
 Other investment securities                                          161              208                 632              743
 Other interest earning assets                                        129              159                 397              483
                                                              --------------   --------------     ---------------   --------------
    Total interest income                                           5,883            6,761              18,087           20,343
INTEREST EXPENSE
 Deposits                                                           1,851            2,747               5,904            8,580
 Other borrowings                                                     652              928               2,278            2,981
                                                              --------------   --------------     ---------------   --------------
    Total interest expense                                          2,503            3,675               8,182           11,561
                                                              --------------   --------------     ---------------   --------------
    Net interest income                                             3,380            3,086               9,905            8,782
 Provision for loan losses                                            445              431                 900              890
                                                              --------------   --------------     ---------------   --------------
       Net interest income after provision for loan losses          2,935            2,655               9,005            7,892
NON-INTEREST INCOME
 Gain on sale of loans                                              1,142              936               2,567            2,356
 Service charges and fees                                             297              263                 844              738
 Gain on sale of securities available-for-sale                          1               31                  87              158
 Other income                                                          48               54                 157              246
                                                              --------------   --------------     ---------------   --------------
    Total non-interest income                                       1,488            1,284               3,655            3,498
NON-INTEREST EXPENSE
 Compensation and benefits                                          1,673            1,580               4,712            4,403
 Occupancy and equipment expense                                      416              354               1,184            1,045
 Data processing fees                                                 192              194                 596              569
 Other expenses                                                       819              744               2,329            2,174
                                                              ---------------   --------------     --------------   --------------
    Total non-interest expense                                      3,100            2,872               8,821            8,191
                                                              --------------   --------------     ---------------   --------------
    Income before income taxes and minority interest                1,323            1,067               3,839            3,199
 Provision for income taxes                                           504              413               1,442            1,238
                                                              --------------   --------------     ---------------   --------------
    Income before minority interest                                   819              654               2,397            1,961
 Minority interest                                                    (53)             (42)               (152)            (136)
                                                              --------------   --------------     ---------------   --------------
    Net income                                                       $766            $ 612             $ 2,245          $ 1,825
                                                              ==============   ==============     ===============   ==============
 Basic earnings per share                                            $.47            $0.38               $1.38            $1.08
                                                              ==============   ==============     ===============   ==============
 Diluted earnings per share                                          $.47            $0.37               $1.37            $1.07
                                                              ==============   ==============     ===============   ==============
 Dividends declared per share                                        $.25            $0.24               $ .75            $0.71
                                                              ==============   ==============     ===============   ==============
 Weighted average shares outstanding-basic                          1,626            1,630               1,626            1,695
                                                              ==============   ==============     ===============   ==============
 Weighted average shares outstanding-diluted                        1,641            1,637               1,639            1,699
                                                              ==============   ==============     ===============   ==============

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                     ---------------------------------
                                                                             NINE MONTHS ENDED
                                                                     ---------------------------------
                                                                     SEPTEMBER 30,       September 30,
                                                                     -------------       -------------
                                                                          2002               2001
                                                                     -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash used in operating activities                              $ (5,286)          $ (1,206)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (increase) decrease in loans receivable                               11,535            (14,257)
Purchases of securities available-for-sale                               (49,995)           (29,961)
Proceeds from maturities, pay downs and sales of securities
  available-for-sale                                                      58,259             40,359
Purchases of restricted stock                                                (49)               (41)
Purchase of Valley Bancorp, Inc. stock                                        --               (831)
Purchases of premises and equipment                                       (1,503)              (376)
Proceeds from sale of premises and equipment                                  --                 12
Proceeds from sale of real estate and other personal property
  owned                                                                      214                685
Acquisition of real estate and other personal property owned                  (9)               (22)
                                                                        --------           --------

     Net cash provided (used) in investing activities                     18,452             (4,432)
                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                                     989             20,477
Net decrease in Federal Home Loan Bank advances                           (9,500)            (2,675)
Advances on line of credit                                                    --              1,750
Payments on line of credit                                                    --             (2,000)
Net increase (decrease) in securities sold under agreements to
  repurchase                                                                 456             (3,315)
Net decrease in federal funds purchased                                   (1,000)                --
Increase (decrease) in advances from borrowers for taxes and
  insurance                                                                  143                (90)
Proceeds from trust preferred securities                                      --              3,000
Purchase of treasury stock                                                    --             (2,540)
Dividends paid to stockholders                                            (1,198)            (1,192)
Proceeds from issuance of common stock                                         3                  3
                                                                        --------           --------

     Net cash provided (used) by financing activities                    (10,107)            13,418
                                                                        --------           --------

Increase in cash and cash equivalents                                      3,059              7,780
Cash and cash equivalents at beginning of year                            22,026             19,451
                                                                        --------           --------
     Cash and cash equivalents at end of period                         $ 25,085           $ 27,231
                                                                        ========           ========

SUPPLEMENTAL CASH FLOW DISCLOSURE

Cash payments for interest                                              $  8,645           $ 12,002
Cash payments for income taxes                                          $  1,643           $  1,129

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.   GENERAL

     United Financial Corp. ("UFC") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 Montana communities and Phoenix and Scottsdale, Arizona. UFC's banking business in Montana is conducted through its wholly-owned subsidiary, Heritage Bank ("Heritage Bank"), and in Arizona is conducted through Valley Bank of Arizona ("Valley Bank"), the wholly-owned subsidiary of Valley Bancorp, Inc. ("Valley"), a majority-owned subsidiary of UFC. Heritage Bank and Valley Bank are collectively referred to herein as the "Banks". UFC's wholly-owned subsidiary, United Financial-Montana Capital Trust I was established in 2001 to issue and administer $3.0 million of Capital Trust Pass-Through Securities. UFC, Heritage Bank and Valley are collectively referred to herein as ("United"). United had assets of approximately $375.4 million, deposits of approximately $283.4 million and stockholders' equity of approximately $30.2 million at September 30, 2002.

     UFC owned approximately 65% of Valley at September 30, 2002. As a result of acquiring over 50% of the outstanding shares of Valley in January 2000, UFC consolidated Valley in its financial statements effective January 1, 2000. The aggregate purchase price of all shares of Valley purchased by UFC to date is approximately $7.2 million. Valley had assets of approximately $71.2 million, deposits of approximately $59.2 million and stockholders' equity of approximately $8.6 million at September 30, 2002.

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


2.   BASIS OF PRESENTATION

     United's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and

Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results anticipated for the year ending December 31, 2002. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the December 31, 2001 financial information to conform to the September 30, 2002 presentation.


3.   COMPREHENSIVE INCOME

     United's only significant element of comprehensive income is unrealized gains and losses on securities available-for-sale.

                                                   THREE MONTHS ENDED                      Three Months Ended
                                                   SEPTEMBER 30, 2002                      September 30, 2001
                                         ------------------------------------     -----------------------------------
                                         BEFORE TAX   TAX EXPENSE   AFTER TAX     Before Tax   Tax Expense  After Tax
                                         ----------   -----------   ---------     ----------   -----------  ---------
Net income                                 $ 1,270         $504        $ 766         $1,025        $413        $612

Unrealized and realized
 holding gains arising
  during period                                156           59           97            590         224         366

Less: reclassification adjustment
 for gains included in net income                1           --            1             31          12          19
                                           -------         ----        -----         ------        ----        ----

Net unrealized gains on
 securities available for sale                 155           59           96            559         212         347

Less: portion of unrealized gains
  (loss) allocated to minority
  interest                                      (3)          --           (3)             7          --           7
                                           -------         ----        -----         ------        ----        ----

Total comprehensive income                 $ 1,428         $563        $ 865         $1,577        $625        $952
                                           =======         ====        =====         ======        ====        ====

                                                  NINE MONTHS ENDED                         Nine Months Ended
                                                  SEPTEMBER 30, 2002                        September 30, 2001
                                        --------------------------------------     -------------------------------------
                                        BEFORE TAX    TAX EXPENSE    AFTER TAX     Before Tax   Tax Expense    After Tax
                                        ----------    -----------    ---------     ----------   -----------    ---------
Net income                                 $3,687        $1,442        $2,245        $3,063        $1,238        $1,825

Unrealized and realized
 holding gains arising
  during period                               932           354           578         1,172           445           727

Less: reclassification adjustment
 for gains included in net income              87            33            54           158            60            98
                                           ------        ------        ------        ------        ------        ------

Net unrealized gains on
 securities available for sale                845           321           524         1,014           385           629

Less: portion of unrealized gains
  (loss) allocated to minority
  interest                                     43            --            43            61            --            61
                                           ------        ------        ------        ------        ------        ------

Total comprehensive income                 $4,489        $1,763        $2,726        $4,016        $1,623        $2,393
                                           ======        ======        ======        ======        ======        ======


4.   CASH EQUIVALENTS

     For purposes of the consolidated condensed statements of cash flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

5.   COMPUTATION OF NET INCOME PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Potential common stock includes a warrant to purchase 11,000 shares of common stock exercisable at a price of $23.86 per share through February 3, 2003 and the incremental shares under stock option plans. The warrant was excluded from the calculation of diluted EPS for the three and nine month periods ended September 30, 2002 and 2001 because the effect of inclusion would have been antidilutive using the treasury stock method.

THE FOLLOWING TABLE SETS FORTH THE COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE.

IN THOUSANDS, EXCEPT PER SHARE                        THREE MONTHS ENDED        NINE MONTHS ENDED
    DATA)                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                      ------------------      --------------------
                                                       2002        2001        2002          2001
                                                      ------      ------      ------        ------
Weighted average shares outstanding during
   the period on which basic earnings per
   share is calculated                                 1,626      1,630         1,626        1,695
 Add: incremental shares under stock option
    plans                                                 15          6            13            4
                                                      ------      -----        ------       ------

 Average outstanding shares on which diluted
    earnings per share is calculated                   1,641      1,636         1,639        1,699
                                                      ======      =====        ======       ======

 Net income applicable to common
    stockholders, basic                               $  766        612         2,245        1,825
 Less: reduction of proportionate share of
    Valley net income assuming option
    exercises                                             --         --            (2)          (2)
                                                      ------      -----        ------       ------

   Net income applicable to common
       stockholders, diluted                          $  766        612         2,243        1,823
                                                      ======      =====        ======       ======

   Basic earnings per share                           $  .47        .38          1.38         1.08
                                                      ======      =====        ======       ======

   Diluted earnings per share                         $  .47        .37          1.37         1.07
                                                      ======      =====        ======       ======


6.   RELATED PARTIES

     Central Financial Services, Inc. ("CFS") provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset liability management and regulatory consulting. CFS is owned by United's Chairman of the Board of Directors and largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were approximately $369,000 and $279,000 for the nine month periods ended September 30, 2002 and 2001, respectively. The fees are billed by CFS on an hourly basis for work performed by United's chairman and CEO, and four other CFS employees. The chairman and CEO of United do not receive direct compensation from United for their services. Each is compensated for services as a director through director's fees of $250 per month, and for services as an officer of United through CFS. Through CFS, the chairman and CEO earn annual salaries of $130,000 and $132,000, respectively. United's portion of those salaries was approximately 57%, based upon CFS billings during those periods.

     Banker's Resource Center ("BRC") provides data processing services for Heritage Bank. Heritage Bank has a 14% ownership interest in BRC, a computer data center. The charges for BRC's services were $.4 million for both of the nine months ended September 30, 2002 and 2001.

7.   DIVIDENDS DECLARED

     On October 22, 2002, the Board of Directors of United declared a quarterly cash dividend of $.25 per share, payable November 25, 2002, to shareholders of record on November 11, 2002.

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

     In June 2001, FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. United does not expect SFAS No. 143 to have a material effect on United's financial position or results of operations.

     In August 2001, FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 was issued to resolve implementation issues that had been created under SFAS No. 121. Under SFAS No. 144, one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. United does not expect SFAS No. 144 to have a material effect on United's financial position or results of operations.

     On April 30, 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. United currently believes that the adoption of SFAS No. 145 will not have a material impact on the United's financial position or results of operations.

     In June 2002, FASB approved for issuance SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 was issued to clarify the date at which a liability should be recognized for costs associated with exit and disposal activities. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3. Under Issue No. 94-3, the date at which the liability was recognized was the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for the cost of exit or disposal activities be recognized when the liability is incurred. A fundamental conclusion in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Also, this statement establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. United currently believes that the adoption of SFAS No. 146 will not have a material impact on United's financial position or results of operations.

     In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 concluded that for a transaction that is a business combination, the unidentified intangible asset that is required to be recognized under paragraph 5 of SFAS No. 72 represents goodwill that should be accounted for under SFAS No. 142. The statement also concluded that SFAS No. 141 provides sufficient guidance for assigning amounts to assets acquired and liabilities assumed; therefore, the specialized industry guidance in Interpretation 9 and paragraph 4 of SFAS No. 72 is no longer necessary. Finally, SFAS No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. This statement is effective on October 1, 2002. United does not expect SFAS No. 147 to have a material effect on United's financial position or results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1.   FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following. In addition to those contained in United's reports on file with the
SEC: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses, or a reduced demand for United's products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase loan losses; (iii) changes in the extensive laws, regulations and policies governing financial services companies could alter United's business environment or affect operations; (iv) the potential need to adapt to the industry changes in information technology systems, on which United is highly dependent, could present operational issues or require significant capital spending; (v) competitive pressures could intensify and affect United's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform; (vi) the impact of weather conditions on businesses and borrowers and on general economic conditions in the geographic markets and business areas in which United conducts it business; and (vii) capital investments in United's businesses may not produce expected growth in earnings anticipated at the time of the expenditure. Forward-looking statements speak only as of the date they are made, and United undertakes no obligation to update them in light of new information of future events.

2. CHANGES IN STATEMENT OF FINANCIAL CONDITION DATA FROM SEPTEMBER 30, 2002 TO DECEMBER 31, 2001

(IN THOUSANDS)                                         SELECTED FINANCIAL CONDITION DATA
(UNAUDITED)
                                       SEPTEMBER 30,      December 31,           $                %
                                           2002               2001             Change           Change
                                       -------------      ------------       ---------         --------
Cash and cash equivalents                $ 25,085          $ 22,026          $  3,059            13.9%
Securities available-for-sale              66,019            73,263            (7,244)           (9.9)
Loans held for sale                        15,806             7,713             8,093           104.9
Loans receivable, net                     247,155           260,524           (13,369)           (5.1)
Restricted stock, at cost                   4,213             3,994               219             5.5
Premises and equipment, net                 7,653             6,609             1,044            15.8
Real estate and other
 personal property owned                    1,437               668               769           115.3
Goodwill, net                               3,429             3,076               353            11.5
Identifiable intangibles, net                  16               399              (383)          (95.9)
All other assets                            4,548             4,458                90             2.0
Total assets                              375,361           382,730            (7,369)           (1.9)
Deposits                                  283,389           282,400               989              .4
Federal Home Loan Bank advances            41,000            50,500            (9,500)          (18.8)
Securities sold under
 agreements to repurchase                  10,059             9,604               456            (4.7)
Other borrowings                            1,000             2,000            (1,000)          (50.0)
Trust preferred securities                  3,000             3,000                --              --
All other liabilities                       3,751             3,784               (33)            (.9)
Total liabilities                         342,199           351,288            (9,089)           (2.6)
Stockholders' equity, net                  30,181            28,597             1,584             5.5

     Total assets decreased $7.3 million to $375.4 million at September 30, 2002 from $382.7 million at December 31, 2001. Loans receivable decreased $13.4 million and loans held for sale increased $8.1 million, while cash and cash equivalents increased approximately $3.1 million, securities held for investment decreased $7.3 million and premises and equipment, net increased $1.0 million.

     SECURITIES AVAILABLE-FOR-SALE - Securities available-for-sale decreased $7.3 million to $66.0 million at September 30, 2002 from $73.3 million at December 31, 2001. The decrease was the result of $50.0 million of purchases, offset by $58.2 million of maturities, sales, and principal repayments and a $.9 million increase in unrealized gains on securities.

     A comparison of the amortized cost and estimated fair value of the consolidated available-for-sale investment portfolio at the dates indicated is as follows:

(IN THOUSANDS)
(UNAUDITED)                                             SEPTEMBER 30, 2002
                                    ----------------------------------------------------------
                                                      GROSS            GROSS         ESTIMATED
                                    AMORTIZED      UNREALIZED        UNREALIZED         FAIR
                                      COST            GAINS           LOSSES           VALUE
                                    ---------      ----------        ----------        -----
U.S. GOVERNMENT AND FEDERAL
 AGENCIES                            $14,699          $  257               --          $14,956
MORTGAGE-BACKED SECURITIES            46,771           1,037               --           47,808
MUNICIPAL BONDS                        1,531              80               --            1,611
CORPORATE BONDS AND EQUITY
 SECURITIES                            1,525             119               --            1,644
                                     -------          ------          -------          -------
                                     $64,526          $1,493               --          $66,019
                                     =======          ======          =======          =======

                                                        December 31, 2001
                                    ----------------------------------------------------------
                                                      Gross            Gross         Estimated
                                    Amortized      Unrealized        Unrealized         Fair
                                      Cost            Gains            Losses          Value
                                    ---------      ----------        ----------        -----
U.S. Government and Federal
 agencies                            $30,439          $ 338           $    (70)        $30,707
Mortgage-backed securities            38,938            400                (56)         39,282
Municipal bonds                        1,784              7                (46)          1,745
Corporate bonds and equity
 securities                            1,542              1                (14)          1,529
                                     -------          -----           --------         -------
                                     $72,703          $ 746           $  (186)         $73,263
                                     =======          =====           ========         =======

     LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable decreased $13.3 million to $247.2 million at September 30, 2002 from $260.5 million at December 31, 2001. United has slowed its acquisition of participation loans from outside Montana due to reduced interest rates available on these loans and the concerns of the national economy. Also, a weakened state and national economy has reduced loan demand. The Banks also purchase and participate in commercial and lease financing loans. The Banks had $38.7 million of participation and purchased loans as of September 30, 2002 and $44.4 million as of December 31, 2001.

     During the nine months ended September 30, 2002, loans held for sale increased $8.1 million to $15.8 million at September 30, 2002 from approximately $7.7 million at December 31, 2001, as loan originations outpaced secondary market sales. Approximately $130.8 million of loans were originated for sale and $122.7 million of loans were sold to the secondary market during the nine month period ending September 30, 2002.

     ALLOWANCE FOR LOAN LOSSES - The loan loss reserve decreased $.1 million to $3.4 million at September 30, 2002 as compared to $3.5 million at December 31, 2001. A loan loss provision of $.8 million for the nine months ended September 30, 2002 was offset by loans in the amount of $1.0 million which were determined by United's management to be uncollectable and subsequently charged-off. The loan loss reserve at September 30, 2002 is an amount which management believes is adequate given the level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at September 30, 2002 was 1.35%, compared to 1.33% at December 31, 2001.

LOANS RECEIVABLE, NET OF UNAMORTIZED NET DEFERRED LOAN FEES, AT THE DATES INDICATED ARE SUMMARIZED AS FOLLOWS:

(IN THOUSANDS)
(UNAUDITED)
                                             SEPTEMBER 30,      December 31,
                                                 2002               2001
                                             ------------       ------------
First mortgage loans and contracts secured
  by real estate                                $ 71,286          $ 81,588
Commercial real estate loans                      72,870            77,627
Commercial loans                                  57,474            60,579
Auto and other consumer loans                     25,566            23,970
Second mortgage consumer loans                     5,908             5,438
Agricultural loans                                14,713            11,607
Tax exempt municipal loans                         1,506             1,685
Savings account and other loans                    1,210             1,533
                                                --------          --------
                                                 250,533           264,027
         Less:  Allowance for loan losses          3,378             3,503
                                                --------          --------

                                                $247,155          $260,524
                                                ========          ========

A SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES FOR THE DATES INDICATED ARE AS FOLLOWS:

(IN THOUSANDS)                  NINE MONTHS ENDED          Year ended
                               SEPTEMBER 30, 2002      December 31, 2001
                               ------------------      -----------------
Balance, beginning of period        $ 3,503                $ 2,526
Provision for loan losses               900                  1,640
Losses charged off                   (1,093)                  (701)
Recoveries                               68                     38
                                    -------                -------
Balance, end of period              $ 3,378                $ 3,503
                                    =======                =======

     NON-PERFORMING ASSETS - United follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At September 30, 2002 United had non-accrual loans totaling $.3 million and loans totaling $.6 million past due 90 days and still accruing. At December 31, 2001 United had non-accrual loans totaling $2.1 million and loans totaling $.3 million past due 90 days and still accruing.

     United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At September 30, 2002 and December 31, 2001, United had no assets classified as loss. At September 30, 2002 and December 31, 2001, United had $.1 million and $.8 million, respectively, classified as doubtful. At September 30, 2002 and December 31, 2001, United had $.8 million and $1.9 million of reported substandard assets, respectively. As a percent of total assets, substandard assets were approximately .32% and .50% at September 30, 2002 and December 31, 2001, respectively.

     REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED - The $.8 million increase includes approximately $.9 million of repossessed personal property acquired by

Valley Bank during the first nine months of 2002, offset by sales of repossessed personal property by Heritage Bank of approximately $.1 million.

     PREMISES AND EQUIPMENT - Premises and Equipment increased $1.0 million to $7.6 million at September 30, 2002 from $6.6 million at December 31, 2001. The Banks invested approximately $1.5 million in fixed assets during the first nine months of 2002, primarily in connection with the construction of the new Heritage Bank branch facility in Great Falls, Montana and the relocation of the Heritage Bank branch in Kalispell, Montana. The purchases of premises and equipment were offset by approximately $.5 million of depreciation.

     DEPOSITS - Deposits increased $1.0 million to $283.4 million at September 30, 2002 from $282.4 million at December 31, 2001. This increase was primarily the result of the continued growth of the three new Heritage Bank branches in Bozeman, Kalispell and Missoula, Montana, and Valley Bank's new branch in Scottsdale, Arizona.

DEPOSITS AT THE DATES INDICATED ARE SUMMARIZED AS FOLLOWS:

(IN THOUSANDS)
(UNAUDITED)
                               SEPTEMBER 30,           December 31,
                                   2002                   2001
                               -------------           ------------
Demand accounts                 $ 44,697       15.8%     $ 46,689       16.5%
Now and money market accounts     56,958       20.1        50,990       18.1
Savings accounts                  51,867       18.3        50,829       18.1
Certificate of deposits          129,867       45.8       133,892       47.3
                                --------       ----      --------       ----
                                $283,389        100%     $282,400        100%
                                ========       ====      ========       ====


     BORROWED FUNDS - FHLB advances decreased $9.5 million from December 31, 2001 to September 30, 2002. Securities sold under agreements to repurchase increased $.5 million to $10.1 million at September 30, 2002 from $9.6 million at December 31, 2001.

     STOCKHOLDERS' EQUITY - Stockholders' equity increased $1.6 million to $30.2 million at September 30, 2002 from $28.6 million at December 31, 2001. This increase is due to $2.2 million of net income for the nine months ended September 30, 2002 less cash dividends declared of $1.2 million, and a $.6 million increase in unrealized gains net of tax effects, associated with securities classified as available-for-sale being adjusted to market value.

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

     Liquidity management of the Banks is both a daily and long-term function of United's management strategy. Excess funds are generally invested in FHLB overnight funds. If the Banks should require funds beyond their ability to generate them internally, additional sources of funds are available through the use of FHLB advances. At September 30, 2002 the Banks had outstanding borrowings of $52.1 million which included $41.0 million of FHLB advances, $10.1 million of repurchase agreements and $1.0 million of other borrowed money. At December 31, 2001 the Banks had outstanding borrowings of $62.1 million which included $50.5 million of FHLB advances, $9.6 million of repurchase agreements and $2.0 million of other borrowed money.

     UFC, as a bank holding company separate from its subsidiaries, provides for its own liquidity. Substantially all of UFC's revenue is dividends received from Heritage Bank. In general, the Banks are limited, without the prior consent of state and federal regulators, to payment of dividends that do not exceed the current year net income plus retained earnings from the two preceding calendar years. Additional sources of liquidity for UFC include a line of credit with a correspondent bank.

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

6.   RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED
     SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

(IN THOUSANDS)                              SELECTED INCOME STATEMENT DATA
(UNAUDITED}                        ---------------------------------------------
                                          THREE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------------------
                                     2002        2001      $ Change    % Change
                                   --------    --------    --------    --------
Interest income                    $  5,883    $  6,761    $   (878)      (13.0)%
Interest expense                      2,503       3,675      (1,172)      (31.9)
                                   --------    --------    --------    --------
 Net interest income                  3,380       3,086         294         9.5
Provision for losses on loans           445         431          14         3.2
                                   --------    --------    --------    --------
Net interest income after
  provision for losses on loans       2,935       2,655         280        10.6
Non-interest income                   1,488       1,284         204        15.9
Non-interest expense                  3,100       2,872         228         8.0
                                   --------    --------    --------    --------
 Income before income taxes
  and minority interest               1,323       1,067         256        24.0
Provision for income tax expense        504         413          91        21.9
                                   --------    --------    --------    --------
 Net income before minority
  interest                              819    $    654         165        25.3
Minority interest                       (53)        (42)        (11)       25.4
                                   --------    --------    --------    --------
Net income                         $    766    $    612    $    154        25.3%
                                   ========    ========    ========    ========

     NET INCOME - United had net income of $.8 million, or basic and diluted earnings per share of $.47, for the three months ended September 30, 2002. For the same period in 2001, United had net income of $.6 million, or basic and diluted earnings per share of $.38 and $.37, respectively. Valley had net income of $.1 million for each of the three months ended September 30, 2002 and 2001.

     NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.3 million from $3.1 million for the three months ended September 30, 2001 to $3.4 million for the three months ended September 30, 2002. Net interest margin increased .30% from 3.50% for the three month period ended September 30, 2001 to 3.80% for the three month period ended September 30, 2002. Net interest spread increased .40% from

3.27% for the three month period ended September 30, 2001 to 3.67% for the three month period ended September 30, 2002. Increased volume of interest-earning assets, decreases in funding rates at FHLB and decreased interest rates on consumer deposits resulted in an increase in both net interest margin and net interest spread. United has used the funds from additional deposits during 2002 to manage interest rate risk.

     INTEREST INCOME - Interest income decreased from $.9 million from $6.8 million for the three month period ended September 30, 2001 to $5.9 for the three month period ended September 30, 2002. For the three month period ended September 30, 2002, compared to the three month period ended September 30, 2001, interest on loans receivable increased $.8 million, and interest on mortgage-backed securities, investments and interest on other interest-earning assets decreased $.1 million.

     INTEREST EXPENSE - Interest expense decreased $1.2 million from $3.7 million for the three month period ended September 30, 2001 to $2.5 million for the three month period ended September 30, 2002. Although the average balance of deposits increased $9.0 million for the third quarter ended 2002 compared to the same quarter in 2001, lower interest rates during the third quarter of 2002 allowed for a decrease in interest expense on deposits of $.9 million during the third quarter of 2002 compared to the same quarter in 2001.

     For the three month period ended September 30, 2002, compared to the three month period ended September 30, 2001, interest on other borrowings decreased $.3 million. The average balance of other borrowings decreased $4.8 million for the quarter ended September 30, 2002 as compared to 2001. The combination of the decrease in borrowings and lower interest rates on borrowed funds in 2002 resulted in a $.3 million decrease in interest expense on other borrowings in the third quarter of 2002 compared to the same period in 2001.

     PROVISION FOR LOAN LOSSES - United provided $.4 million for loan losses in both of the third quarters ended September 30, 2002 and 2001. Although the state and national economics have weakened in 2002 as compared to 2001, asset quality at the Banks has remained relatively strong. United's past due and non-accrual loans totaled .35% and .71% of total loans at September 30, 2002 and 2001, respectively.

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

     NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.2 million from $1.3 million for the three month period ended September 30, 2001 to $1.5 million for the three month period ended September 30, 2002. United continued to experience strong demand in the home lending market and particularly the refinancing market, during the three month periods ended September 30, 2002 and 2001.

     NON-INTEREST EXPENSE - United's non-interest expense increased $.2 million during the three month period ending September 30, 2002 as compared to the same period in 2001.

7.   RESULTS OF OPERATIONS-COMPARISON OF THE NINE MONTHS ENDED
     SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

(IN THOUSANDS)                                              SELECTED INCOME STATEMENT DATA
                                          ---------------------------------------------------------------
(UNAUDITED)                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------
                                            2002                2001           $ Change         % Change
                                          --------           ---------         --------         --------
Interest income                           $ 18,087           $ 20,343           $(2,256)          (11.09)%
Interest expense                             8,182             11,561            (3,379)          (29.23)
                                          --------           --------           -------           -----
 Net interest income                         9,905              8,782             1,123           12.79
Provision for losses on loans                  900                890                10            1.12
                                          --------           --------           -------           -----
Net interest income after
  provision for losses on loans              9,005              7,892             1,113           14.11
Non-interest income                          3,655              3,498               157            4.47
Non-interest expense                         8,821              8,191               630            7.69
                                          --------           --------           -------           -----
 Income before income taxes
  and minority interest                      3,839              3,199               640           20.01
Provision for income tax expense             1,442              1,238               204           16.48
                                                             --------           -------           -----
 Net income before minority
  interest                                   2,397           $  1,961               436           22.25
Minority interest                             (152)              (136)               16           12.23
                                          --------           --------           -------           -----
Net income                                $  2,245           $  1,825           $   420           28.13%
                                          ========           ========           =======           =====

     NET INCOME - United had net income of $2.2 million, or basic and diluted earnings per share of $1.38 and $1.37, respectively, for the nine months ended September 30, 2002. For the same period in 2001, United had net income of $1.8 million, or basic and diluted earnings per share of $1.08. Valley had net income of $.4 million and $ .3 million for the nine months ended September 30, 2002 and 2001, respectively.

     NET INTEREST INCOME - Net interest income increased $1.1 million from $8.8 million for the nine months ended September 30, 2001 to $9.9 million for the nine months ended September 30, 2002. Net interest margin increased .34% to 3.70% for the nine month period ended September 30, 2002 from 3.36% for the same period last year. Net interest spread increased .42% to 3.55% for the nine month period ended September 30, 2002 from 3.13% for the same period last year. Increased volume of interest earning assets, decreases in funding rates at FHLB and decreased interest rates on customer deposits resulted in an increase in both net interest margin and interest rate spread. United has used the funds from additional deposits in 2002 to manage interest rate risk.

     INTEREST INCOME - Interest income decreased $2.2 million from $20.3 million for the nine month period ended September 30, 2001 to $18.1 million for the nine month period ended September 30, 2002. For the nine month period ended September 30, 2002, compared to the nine month period ended September 30, 2001, interest on loans receivable increased $2.0 million, and interest on mortgage-backed securities, investments and interest on other interest-earning assets decreased $.2 million.

     INTEREST EXPENSE - Interest expense decreased $3.4 million from $11.6 million for the nine month period ended September 30, 2001 to $8.2 million for the nine month period ended September 30, 2002. For the nine month period ended September 30, 2002, compared to the nine month period ended September 30, 2001, interest on deposits decreased $2.7 million. Although the average balances of deposits increased $15.3 million for the nine month period ended September 30, 2002 compared to the same period in 2001, lower interest rates on customer deposits during the third quarter of 2002 allowed for a decrease in interest expense on deposits of $2.7 million for the nine month period ended September 30,

2002, compared to the same period in 2001. Average balances of other borrowings decreased $6.2 million from September 30, 2001 to 2002. The combination of the decrease in borrowings as well as lower interest rates in 2002, resulted in a $.7 million decrease in interest on other borrowings.

     PROVISION FOR LOAN LOSSES - United provided $.9 million for loan losses for both the nine months ended September 30, 2002 and 2001.

     NON-INTEREST INCOME - Non-interest income increased $.1 million from $3.5 million for the nine months ended September 30, 2001 to $3.6 million for the nine months ended September 30, 2002. United has experienced relatively strong demand in the home lending market, and particularly the home refinancing market during the first nine months of 2002 and 2001, as mortgage interest rates remained at attractive levels for borrowers. As a result of this strong market, demand for home loans, mortgage fee income increased $.2 million in the first nine months of 2002. Customer service charges and other fees decreased $.1 million in the first nine months of 2002.

     NON-INTEREST EXPENSE - United's non-interest expense increased $.6 million during the nine month period ending September 30, 2002 as compared to the same period in 2001. Compensation and benefits increased $.3 million and other operating expenses increased $.3 million.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     The following summarizes the sensitivity analysis for the Banks as of June 30, 2002, the most recent information available. Management believes there has been no material change in interest rate risk since June 30, 2002. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United's Annual Report on Form 10-K for the year ended December 31, 2001.

HERITAGE BANK
ESTIMATED INCREASE (DECREASE)
  IN NET INTEREST INCOME:             +200 bp                       -200 bp
                                    ----------                    -----------
0-90 days                           $  (8,508)                    $ (69,468)
91-360 days                          (266,840)                      (72,563)
2 years                              (588,336)                      (89,219)
3 years                              (888,540)                     (127,168)

VALLEY BANK
ESTIMATED INCREASE (DECREASE)
  IN NET INTEREST INCOME:             +200 bp                       -200 bp
                                    ----------                    -----------
0-90 days                           $ (28,262)                    $ (32,962)
91-360 days                          (138,986)                      (78,557)
2 years                              (277,391)                     (215,046)
3 years                              (340,886)                     (426,445)

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

     INTEREST RATE SENSITIVITY OF THE ECONOMIC VALUE OF EQUITY - Mismatches of interest rate repricing between assets and liabilities create interest rate risk. Interest rate risk affects the market value of equity, also called the economic value of equity ("EVE"). Measurement of the EVE is an attempt to establish a methodology to gauge the potential for the reduction of future earnings and stockholders' equity resulting from both lower NII and lower EVE caused by changes in market interest rates. EVE is the difference between United's depository portfolio value and its loans receivable portfolio value. EVE thus provides a leading indicator of future potential changes in both NII and stockholders' equity.

     Heritage Bank and Valley Bank have both established maximum percentage changes for EVE at 1.5% of total assets, given an 100 basis point change in interest rates. EVE, as a percent to total assets was as follows:

                                    HERITAGE BANK              VALLEY BANK
PERCENT TO TOTAL ASSETS:
         June 30, 2002                  1.41%                     1.67%
         March 31, 2002                  .88%                     1.56%
         December 31, 2001              1.21%                     1.55%

     The Banks periodically review and make changes to established limits for EVE changes due to mergers and other market factors. Though Valley Bank is slightly over 1.5% of assets, management considers this to be within prudent standards and continues to monitor the ratio. The EVE calculation contains a significant number of assumptions, some of which are not always reliable. Management does not consider this to be a major departure from policy.

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

ITEM 4  CONTROLS AND PROCEDURES.

     United's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that United's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by United in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms. There were no significant changes made in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.

     Although not involved in any material pending litigation as of September 30, 2002, United is a defendant in various legal proceedings arising in the normal course of business.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES.

       None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

        3.2 Bylaws of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of UFC's Annual Report on Form 10-K dated March 31, 1998).

        10.1 Promissory Note issued by United Financial Corp. to Wells Fargo Bank Minnesota National Association, dated November 16, 2001 (incorporated by reference to Exhibit 10.1 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).

        10.2 Second Amendment to Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated November 16, 2001 (incorporated by reference to Exhibit 10.2 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).

        10.3 Service Agreement between United Financial Corp. and Central Financial Services, Inc., dated January 1, 2002 (incorporated by reference to Exhibit 10.3 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).

        10.4 Service Agreement between Heritage Bank and Central Financial Services, Inc., dated January 1, 2002 (incorporated by reference to Exhibit 10.4 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).

        10.5 Management Retention Supplemental Retirement Income Salary Continuation Plan between Kevin Clark and Heritage Bank, revised January 10, 1996 (incorporated by reference to Exhibit 10.5 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).

        10.6 Heritage Bank Supplemental Retirement Agreement between Heritage Bank and Steve L. Feurt, dated October 25, 1999 (incorporated by reference to Exhibit 10.6 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).

        10.7 Indenture between United Financial Corp. and The Bank of New York, as trustee, dated July 16, 2001 (incorporated by reference to Exhibit 10.7 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).

        10.8 Amended and Restated Declaration of Trust of United Financial - Montana Capital Trust I among United Financial Corp. and the trustees, administrators and holders named therein, dated July 16, 2001 (incorporated by reference to Exhibit 10.8 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).

        10.9 Guarantee Agreement between United Financial Corp. and The Bank of New York, as trustee, dated July 16, 2001 (incorporated by reference to Exhibit 10.9 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).

        10.10 United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.10 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).

        10.11 Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated November 17, 1999.

        10.12 First Amendment to Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated September 29, 2000.

        99.1    Certification

B.    Reports on Form 8-K

       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.



Date  November 13, 2002                /s/ Kurt R. Weise
     -------------------               -----------------------------------------
                                       Kurt R. Weise
                                       President and Chief
                                       Executive Officer
                                       (Principal Executive
                                       Officer)



Date  November 13, 2002                /s/ Paula J. Delaney
     -------------------               -----------------------------------------
                                       Paula J. Delaney
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)


                                 CERTIFICATIONS

     I, Kurt R. Weise, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of United Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  November 13, 2002                /s/ Kurt R. Weise
     -------------------               -----------------------------------------
                                       Kurt R. Weise
                                       President and Chief
                                       Executive Officer
                                       (Principal Executive
                                       Officer)


     I, Paula J. Delaney, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of United Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  November 13, 2002                /s/ Paula J. Delaney
     -------------------               -----------------------------------------
                                       Paula J. Delaney
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)