Form 10-K
period 2002-12-31
UNITED FINANCIAL CORP \MN\
filed 2003-03-31
CIK 1011309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       or
           | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                         ------------    -------------

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

                                 (406) 727-6106
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. YES |X|     NO | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. | |

         Indicate by checkmark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).
Yes | |     No |X|

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 28, 2002 (the last day of the Registrant's most recently completed second fiscal quarter), was $20,791,494 (based on the last sale price of such stock as quoted on the Nasdaq National Market ($23.00) on such date).

         The number of shares of Registrant's common stock outstanding on February 28, 2003 was 1,626,150. Registrant's common stock is traded on the Nasdaq National Market, under the symbol UBMT.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                             UNITED FINANCIAL CORP.
                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I


ITEM 1.  BUSINESS                                                            1

ITEM 2.  PROPERTIES                                                         17

ITEM 3.  LEGAL PROCEEDINGS                                                  17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                18

ITEM 6.  SELECTED FINANCIAL DATA                                            19

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                              20

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         34

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        36

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                             36

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 36

ITEM 11. EXECUTIVE COMPENSATION                                             36

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                     36

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     36

ITEM 14.  CONTROLS AND PROCEDURES                                           36

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K                                                       37

SIGNATURES AND CERTIFICATIONS                                               38

EXHIBIT INDEX                                                               41

                                      PART I
                                      ------

ITEM 1.  BUSINESS

      GENERAL. United Financial Corp. ("UFC") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 Montana communities and Phoenix and Scottsdale, Arizona. UFC's banking business in Montana is conducted through its wholly-owned subsidiary, Heritage Bank ("Heritage Bank"), and in Arizona is conducted through Valley Bank of Arizona ("Valley Bank"), the wholly-owned subsidiary of Valley Bancorp, Inc. ("Valley"), a majority-owned subsidiary of UFC. Heritage Bank and Valley Bank are collectively referred to herein as the "Banks". UFC's wholly-owned subsidiary, United Financial-Montana Capital Trust I ("Capital Trust") was established in 2001 to issue and administer $3.0 million of Capital Trust Pass-Through Securities. (See Part IV,
Item 15-"Notes to Consolidated Financial Statements-Trust Preferred Securities"). UFC, Capital Trust, Heritage Bank and Valley are collectively referred to herein as ("United"). United had assets of approximately $378.0 million, deposits of approximately $287.0 million and stockholders' equity of approximately $30.5 million at December 31, 2002.

      UFC owned approximately 65% of Valley at December 31, 2002. As a result of acquiring over 50% of the outstanding shares of Valley in January 2000, UFC has consolidated Valley in its financial statements effective January 1, 2000. The aggregate purchase price of all shares of Valley purchased by UFC to date is approximately $7.2 million. Valley had assets of approximately $74.5 million, deposits of approximately $61.8 million and stockholders' equity of approximately $8.5 million at December 31, 2002.

      Effective January 1, 2001, Heritage Bank F.S.B., a federally-chartered stock savings bank, merged into Heritage State Bank's state banking charter. Heritage State Bank ("State Bank") then changed its name to Heritage Bank and relocated its main office to Great Falls, Montana. Since 2001, Heritage Bank has been regulated by the FDIC and the State of Montana. Heritage Bank F.S.B. and State Bank were both wholly-owned subsidiary banks of UFC, prior to their merger.

      Heritage Bank is a state-chartered commercial bank with locations in Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls, Hamilton, Havre, Kalispell, Libby, Missoula and Shelby, Montana. In 2003, Heritage Bank received approval from the State of Montana and the Federal Deposit Insurance Corporation ("FDIC") to open a full service branch in Billings, Montana, which is scheduled to be in operation by the end of 2003. Valley Bank is a state-chartered commercial bank with locations in Phoenix and Scottsdale, Arizona. The Banks are engaged in the community banking business of attracting deposits from the general public through their offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in their market areas in Montana and Arizona. A majority of the Banks' banking business is conducted in the Great Falls and Phoenix areas. Based on total assets, 43% of United's assets are located at Heritage Bank's Great Falls locations and 18% at Valley Bank's Phoenix location. The Banks also invest in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets. Heritage Bank also holds a 14% ownership interest in Bankers' Resource Center, a computer data center.

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

      UFC makes available all periodic and current reports, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). UFC's website address is www.ufcmontana.com. The contents of our website are not incorporated into this report or into our other filings with the SEC.

LENDING ACTIVITIES

      GENERAL. Lending activities are United's primary source of both interest income and fee income. United's interest income from loans receivable was approximately $19.5 million, $22.4 million and $20.9 million, or approximately 83%, 83% and 81% of total interest income, for the years ended December 31, 2002, 2001 and 2000, respectively. United's principal lending activity has been the origination of real estate loans, including conventional residential real estate loans (loans which are neither insured nor partially guaranteed by government agencies) and residential real estate loans insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"). United also originates agricultual and commercial loans secured by real estate. In addition to loans secured by real estate, United's lending activity includes the origination of non-mortgage commercial, agricultural and consumer loans.

      The following table sets forth the composition of United's loans receivable at December 31, 2002, 2001, 2000, 1999 and 1998:


(Dollars in thousands)
                                                 December 31,                December 31,                 December 31,
                                           --------------------------  --------------------------   -------------------------
                                                     2002                        2001                         2000
                                           --------------------------  --------------------------   -------------------------
                                             Amount        Percent       Amount        Percent        Amount       Percent
                                           ------------  ------------  ------------  ------------   -----------   -----------
Loans secured by real
   estate:
  1 - 4 residential                           $ 27,551          10.9%     $ 32,539          12.3%     $ 33,855          13.3 %
  5 or more residential                          4,693           1.9         5,010           1.9         6,326           2.5
  Construction                                  15,259           6.0        19,384           7.3        12,850           5.0
  Agricultural                                  26,298          10.3        24,655           9.3        24,689           9.7
  Commercial                                    72,993          28.7        77,628          29.5        65,268          25.7
                                           ------------  ------------  ------------  ------------   -----------   -----------

Total loans secured by real
   estate                                      146,794          57.8       159,216          60.3       142,988          56.2
  Commercial loans                              59,428          23.4        60,579          22.9        69,324          27.3
  Tax exempt municipal loans                     1,469            .6         1,685            .6         1,489            .6
  Agricultural loans                            14,548           5.7        11,607           4.4        10,469           4.1
  Savings account and other
   loans                                           875            .3         1,532            .6         1,138            .5

  Second mortgage consumer
   loans                                         5,559           2.2         5,438           2.1         4,745           1.9
  Consumer loans                                25,331          10.0        23,970           9.1        24,019           9.4
                                           ------------  ------------  ------------  ------------   -----------   -----------
Total loans receivable                         254,004         100.0%      264,027         100.0%      254,172         100.0 %
                                                         ============                ============                 ===========
 Less:
  Allowance for loan losses                      3,573                       3,503                       2,526
                                           ------------                ------------                 -----------
Net loans receivable                          $250,431                    $260,524                    $251,646
                                           ============                ============                 ===========


(Dollars in thousands)                                     December 31,                 December 31,
                                                     --------------------------   --------------------------
                                                               1999                         1998
                                                     --------------------------   --------------------------
                                                       Amount        Percent        Amount        Percent
                                                     ------------   -----------   ------------  ------------
Loans secured by real estate:
  1 - 4 residential                                     $ 34,097          18.1%      $ 27,109          18.7%
  5 or more residential                                    5,237           2.8          6,601           4.6
  Construction                                            10,564           5.6          9,224           6.4
  Agricultural                                            16,210           8.6         10,275           7.1
  Commercial                                              30,594          16.3         27,449          18.9

                                                     ------------   -----------   ------------  ------------
Total loans secured by real
   Estate
                                                          96,702          51.4         80,658          55.7
  Commercial loans                                        60,060          32.0         37,564          25.9
  Tax exempt municipal loans                               1,428            .8          1,477           1.0
  Agricultural loans                                       9,805           5.2          8,191           5.7
  Savings account and other loans                            961            .5            728            .5
  Second mortgage consumer loans                           7,702           4.1          9,066           6.3
  Consumer loans                                          11,276           6.0          7,160           4.9
                                                     ------------   -----------   ------------  ------------
Total loans receivable                                   187,934         100.0%       144,844         100.0%
                                                                    ===========                 ============
 Less:
  Allowance for loan losses                                1,586                        1,485
                                                     ------------                 ------------
Net loans receivable                                    $186,348                     $143,359
                                                     ============                 ============


      RESIDENTIAL (NON-CONSTRUCTION) REAL ESTATE LENDING. Residential mortgage lending constitutes a significant portion of United's lending activities. United's residential loan originations are conducted by residential loan production officers in its twelve banking offices, its one loan production office in Montana and the Scottsdale banking office in Arizona. The greatest majority of United's residential loan production is secured by properties located in Montana.


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

      Most of United's residential loans are originated through personal contacts of loan officers, including contacts with local realtors, and through referrals from deposit customers. Although the majority of United's loans are fixed rate loan products that are subsequently sold, United does offer a variety of adjustable rate residential loans. The interest rates on variable loans vary with the movement of the index upon which the interest rates are based. If the interest rates change, loan payments, balances or terms may be adjusted. United's primary indexes are the 1, 3 and 5-year constant maturity Treasury indexes. Most of the ARMs currently originated by United have loan terms of 15 to 30 years with rate adjustments generally every 1, 3 or 5 years during the term of the loan. Generally, interest rate adjustments on United's ARMs are limited to changes of 2.5% - 3.25% per year and 6% - 10% for the life of the loan.



      The majority of United's total production of long-term (15 to 30-year maturity) fixed rate residential loans is originated according to pre-arranged underwriting standards that result in immediate sale to the secondary market, primarily to mortgage bankers and pension funds. While origination and sale of these loans produces fee income, the loans are carried at their outstanding principal balance, which is the contracted purchase price, and therefore no gain or loss is realized at sale, except for gains associated with recognizing any retained mortgage servicing rights. United sold long-term fixed-rate mortgage loans to the secondary market in aggregate amounts of approximately $196.8 million in 2002, $167.5 million in 2001 and $108.7 million in 2000. United also sells long-term fixed-rate loans that are refinances of existing portfolio loans or permanent financing of completed construction loans to the secondary market or State of Montana housing agencies. These loans are carried at their outstanding principal balance, which was the contracted purchase price, and therefore no gain or loss is realized at sale. United retains a limited number of adjustable rate mortgages and fixed rate mortgage loans up to 15-year maturities for its own portfolio.

      REAL ESTATE CONSTRUCTION LOANS. In addition to permanent real estate mortgage loans, United also provides interim financing for the construction of single-family and multi-unit dwellings, commercial real estate and improvements of real estate. Construction loans are generally made for periods of approximately nine months, with interest paid at periodic intervals. Such loans may be extended for several months due to adverse weather conditions or other justifiable delays in construction. United provides financing primarily for a limited number of registered contractors who have demonstrated an ability to complete projects in residential development and construction, have operated in United's lending area for a number of years and are deemed to be financially responsible. United also provides construction loans for clients who have made the decision to construct a new home for their personal use and in that case the Bank client will choose their own contractor who is then approved by the Banks. The Banks assure that permanent financing is in place prior to entering into a construction loan for an individual client.

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

      CONSUMER LENDING. United's consumer loan portfolio includes home equity, home improvement, line of credit, auto, deposit account, dealer loans and credit card receivables. United has entered into agreements with certain local merchants to purchase qualifying conditional sales contracts. United's consumer lending is conducted at branch offices and United's home offices in Great Falls and Phoenix. United requires fire, hazard and casualty insurance for loans secured by home equity and casualty insurance for loans secured by autos and recreational vehicles. The Banks also maintain an underlying vendors single interest insurance policy to protect it in the event a loss is incurred to a non-insured customer vehicle.

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


      Interest income from investment activities was approximately $3.6 million, $3.9 million and $4.4 million, or approximately 15.3%, 14.4% and 17.1% of United's total interest income, for the years ended December 31, 2002, 2001 and 2000, respectively.

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

      The following table sets forth the carrying values of United's investments at December 31, 2002, 2001 and 2000:


    (Dollars in thousands)
                                                  December 31,       December 31,       December 31,
                                                      2002               2001              2000
                                                 ---------------    ---------------    --------------
    U.S. government and federal agencies                $14,031            $30,707          $ 23,872
    Mortgage-backed securities                           43,255             39,282            41,536
    Municipal bonds                                       1,999              1,745             2,717
    Corporate bonds and equity securities                 1,651              1,529             1,939
                                                 ---------------    ---------------    --------------
                                                        $60,936            $73,263          $ 70,064
                                                 ===============    ===============    ==============

      During 2002, United received $22.2 million in mortgage-backed security principal payments and had $48.0 million of calls and maturities of investment securities. Sales of investment securities and mortgage-backed securities were $3.1 million in 2002 and purchases totaled $60.0 million. United recorded an unrealized gain in market values of its investment portfolio of $.9 million, before taxes. The increase in principal payments on mortgage-backed securities and the increase in calls of investment securities are both results of the unprecedented drops in interest rates during 2002 as compared to 2001. United's purchases of investment securities increased accordingly to maintain its investment portfolio.

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

      The following table sets forth the composition of United's deposits at December 31, 2002, 2001 and 2000:


(Dollars in thousands)            December 31,              December 31,                December 31,
                            -------------------------  ------------------------  -------------------------
                                      2002                       2001                      2000
                            -------------------------  ------------------------  -------------------------
Type:                          Amount         Percent      Amount       Percent       Amount      Percent
                            -------------  ----------  -----------  -----------  ------------  -----------
Non-interest bearing            $ 48,227         16.8%    $ 46,689         16.5%    $  33,349         12.7%
Interest bearing:
  NOW & money market
   demand accounts                59,752         20.8       50,990         18.1        52,018         20.0
  Savings accounts                50,980         17.8       50,829         18.0        39,033         14.9
  Time deposits                  128,021         44.6      133,892         47.4       136,779         52.4
                            -------------  ----------  -----------  -----------  ------------  -----------
Total                           $286,980        100.0%   $ 282,400        100.0%    $ 261,179        100.0%
                            =============  ==========  ===========  ===========  ============  ===========


      Scheduled maturities of certificates of deposit at December 31, 2002 are as follows:


         (Dollars in thousands)

         Due within one year                                 $ 88,010
         Due within two to three years                         35,751
         Due within four to five years                          4,259
                                                           -----------
         Totals                                              $128,020


      Time deposits of $100,000 or more were approximately $36.1 million, $34.0 million and $30.8 million at December 31, 2002, 2001 and 2000, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

      The maturity of time deposits of $100,000 or more at December 31, 2002 was as follows:

                (Dollars in thousands)

                Less than three months              $12,194
                Three to six months                   6,244
                Six to twelve months                  8,787
                Greater than twelve months            8,826
                                                    -------
Total                                               $36,051
                                                    =======

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

      BORROWINGS. United relies to a significant extent on borrowings from the FHLB to finance its short-term, and increasingly its longer term, financing needs. The FHLB functions as the central reserve bank providing credit for savings institutions and certain other member financial institutions. Borrowings from the FHLB are available at various maturities, which facilitates the accurate matching of asset and liability maturity dates. In 2002, United used these available borrowings to manage interest rate risk.

      As members of the FHLB, the Banks are required to own capital stock in the FHLB and are authorized to apply for advances on the security of specified collateral.

      Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Each of Heritage Bank's and Valley Bank's established available FHLB advance credit lines for 2002 was 25% of assets. The FHLB is required to review its credit limitations and standards at least annually. For the years ended December 31, 2002, 2001 and 2000, FHLB advances averaged $44.8 million, $52.4 million and $53.4 million, respectively. The maximum outstanding at any month end during the years ended December 31, 2002, 2001 and 2000 was $46.5 million, $61.8 million and $63.9 million, respectively. At December 31, 2002, 2001 and 2000, $38.0 million, $50.5 million and $52.2 million, respectively, of FHLB advances were outstanding. The weighted average interest rate on FHLB advances at December 31, 2002, 2001 and 2000 was 4.56%, 5.65% and 6.57%, respectively.

      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. United also generates funds through the sale of investment securities under agreements requiring their repurchase at a premium that represents interest. The securities underlying agreements to repurchase are for the same securities originally sold and are held in a custody account by a third party. For the years ended December 31, 2002, 2001 and 2000, securities sold under agreements to repurchase averaged approximately $9.9 million, $8.7 million and $11.5 million, respectively. The maximum outstanding at any month end during the years ended December 31, 2002, 2001 and 2000 was approximately $13.5 million, $9.6 million and $13.9 million, respectively. United had $12.8 million, $9.6 million and $11.4 million of securities sold under agreements to repurchase at December 31, 2002, 2001 and 2000, respectively. The weighted average interest rate on securities sold under agreements to repurchase at December 31, 2002, 2001 and 2000 was 1.69%, 3.68% and 6.16%, respectively.


      TRUST PREFERRED SECURITIES. In July 2001, UFC issued junior subordinated debentures, aggregating $3.0 million to United Financial-Montana Capital Trust I (Trust). The Trust issued preferred securities, as part of a pooled issue, with an aggregate liquidation amount of $3.0 million ($1,000 per capital security) to third-party investors. The junior subordinated debentures and cash are the sole assets of the Trust. The preferred securities are includable as Tier I capital for regulatory capital purposes. The offering price was $1,000 per capital security. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a semi-annual basis, which are included in interest expense. The variable interest rate resets on January 30 and July 30 of each year, based upon six month LIBOR plus 3.75%. The interest rate reset on January 30, 2003 was 5.10%. The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly-owned by UFC. The junior subordinated debentures and preferred securities will mature on July 25, 2031. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, after five years at decreasing premiums with the permission of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). UFC has provided a full and unconditional guarantee of the obligations of the Trust in the event of the occurrence of an event of default, as defined. Debt issuance costs totaling $118,812 were capitalized related to the debenture offering and are being amortized over the 10-year non-premium callable life of the preferred securities.

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

MARKET AREA

      Great Falls, the county seat of Cascade County and a regional trade center, is one of the largest cities in Montana. The estimated 2002 Great Falls and Cascade County populations were approximately 57,000 and 80,000, respectively. The economy of Great Falls is largely based on agriculture, health care and Department of Defense activities. Malmstrom Air Force Base ("MAFB"), which employs approximately 4,000 people, is the largest employer in Great Falls and Cascade County. Any significant reduction in size or closure of MAFB would likely adversely affect United and its results of operations and financial condition.

      The economies of Chester, Fort Benton, Geraldine, Glendive, Havre and Shelby, Montana are dependent to a large extent on agricultural, livestock and railroad activities. Areas such as Bozeman, Great Falls, Hamilton, Kalispell, Libby and Missoula are supported in part by tourism, higher education and natural resources. Nevertheless, agriculture and natural resources are among the predominant activities in the State of Montana, and any adverse trends in either of these two industries could adversely affect United and its results of operations and financial condition.

      Phoenix is the largest metropolitan area in Arizona with a population of approximately 3 million. Arizona was one of the fastest growing states in the nation, according to the 2000 Census. Arizona's population grew to 5.1 million or 40% over the past decade, more than triple the national rate. Major employment industries are service industries, construction in Arizona and light manufacturing. A slowdown in the real estate economy or manufacturing could adversely affect United and its results of operations and financial condition.

COMPETITION

      The Banks, like other depository institutions, are operating in a rapidly changing environment and, therefore, face considerable competition in the attraction of deposits and the origination of loans. Historically, the most direct competition for deposits has come from other savings banks, credit unions and commercial banks. There are approximately 39 depository institutions, commercial banks, credit unions and savings banks with offices in United's Montana market areas, and approximately 95 in its Arizona market area. In addition to these entities, United estimates there are approximately 31 mortgage companies directly competing with its real estate originators in the Montana market area. Non-depository financial service organizations, primarily in the securities and insurance industries, have also become competitors for retail savings and investment funds. United's deposit programs compete with money market mutual funds, government securities and other investment alternatives. United competes for deposits by offering a variety of deposit accounts at interest rates based upon market conditions, convenient business hours, quality service and convenient branch locations.

EMPLOYEES

      At February 28, 2003, Heritage Bank employed 104 full-time employees and 28 part-time employees, and Valley employed 17 full-time employees and 5 part-time employees. United maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, paid sick leave, disability, life insurance and 401K retirement plans. United's employees are not represented by any collective bargaining group. See Part IV,
Item 14. - "Notes to Consolidated Financial Statements - Employee Benefit
Plans."

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information with respect to the executive officers of UFC. All executive officers are elected annually by the Board of Directors. There are no arrangements or understandings between individual officers and any other person pursuant to which he or she was elected as an officer.

 Name             Age                      Position Held
 ----             ---                      -------------

John M. Morrison      66       Director of UFC, Heritage Bank and Valley

Kurt R. Weise         46       Chairman and Chief Executive Officer of UFC;
                               Director and Vice President of Heritage Bank ;
                               Vice President and Director of Valley and Valley
                               Bank

Kevin P. Clark        47       Director, Secretary and Senior Vice President of
                               UFC; Director, President and Chief Executive
                               Officer of Heritage Bank; Director of Valley

Steve L. Feurt        47       Director, Senior Vice President and Chief Credit
                               Officer of UFC; Director, Executive Vice
                               President and Senior Lending Officer of Heritage
                               Bank

Paula J. Delaney      42       Chief Financial Officer of UFC; Director and
                               Vice President of Heritage Bank

      Mr. Morrison served as Chairman of UFC from February 1998 to his resignation in January 2003. Mr. Morrison's term of office as director of UFC expires at UFC's annual shareholder meeting in 2003. Mr. Morrison was elected to the Valley and Valley Bank boards in March 1996. Prior to February 1998, he served as Chairman of Heritage Bank since 1994. Mr. Morrison is the Chief Executive Officer and sole shareholder of Central Bancshares, Inc. ("Central Bancshares"), the parent company of Central Bank, located in Stillwater, Minnesota, which was founded by Mr. Morrison in 1988. He is also the sole shareholder and Chairman of the Board of Directors of Central Financial Services ("CFS"), a bank-consulting firm. In August 2001, Mr. Morrison became Chairman of the Board of Directors and Chief Executive Officer of Allina Health Systems, a non-profit organization in Minnesota that provides healthcare services through hospitals and clinics in Minnesota and Wisconsin. To avoid a conflict of interest, Mr. Morrison resigned from the boards of Fairview Corporation, Fairview-University Medical Center and Fairview-University of Minnesota upon taking the Allina position. He resigned as a director of Valley Bank in October 2002 but continues as a director at Valley. Also in October 2002, Mr. Morrison resigned as CEO of Allina, but remained as Chairman. In March 2003, Mr. Morrison resigned as Chairman and remains as Vice Chairman of Allina. Mr. Morrison is involved in various other businesses, and serves as Chairman of the Executive Committee of the Board of Trustees of the University of St. Thomas, and is a member of the board of the University of St. Thomas Law School.

      Mr. Weise has served as Chief Executive Officer of UFC since the annual shareholder meeting in 1999 and became chairman of UFC upon Mr. Morrison's resignation in January 2003. Mr. Weise has served as President and director of UFC, and director and Vice President of Heritage Bank, since February 1998. Mr. Weise's term of office as a director of UFC expires at UFC's annual shareholder meeting in 2003. Mr. Weise was elected to the Valley and Valley Bank boards in March 1999. Prior to February 1998, he served as Vice President, Treasurer and a director of Heritage Bank. Mr. Weise also serves as President of CFS and President of Central Bancshares. He has been involved in various capacities with the Central Bank group of companies since they were founded in 1988. He was the Chief Financial Officer of Bank of Montana Systems ("BMS") until its sale to Norwest Corporation in 1994.

      Mr. Clark has served as Senior Vice President and Secretary of UFC, and director, President and Chief Executive Officer of Heritage Bank, since February 1998. Mr. Clark was elected as Vice President and a director of UFC in May 1998, and his term of office as a director of UFC expires at UFC's annual shareholder meeting in 2003. Mr. Clark was elected to the Valley board in May 2000. Prior to February 1998, he served as President, Chief Executive Officer and a director of Heritage Bank since

1994. Mr. Clark served in various capacities with BMS until its sale to Norwest Corporation, including President, Chief Executive Officer and a director of Bank of Montana, a subsidiary of BMS, and Regional Vice President of BMS.

      Mr. Feurt has served as Senior Vice President and Chief Credit Officer of UFC, and director and Executive Vice President and Senior Lending Officer of Heritage Bank, since February 1998. Mr. Feurt was elected as a director of UFC in May 1998, and his term of office as a director of UFC expires at UFC's annual shareholder meeting in 2005. Prior to February 1998, he served as Senior Vice President, Senior Credit Officer and a director of Heritage Bank since 1994. Mr. Feurt served as Senior Vice President, Senior Credit Officer and a director of BMS and Bank of Montana from 1984 until the sale of BMS to Norwest Corporation.


      Ms. Delaney was elected to the Heritage Bank board in October 2000 and has served as Chief Financial Officer of UFC since January 2001, and as Vice President of Heritage Bank since December 1998. Previously, Ms. Delaney was employed in public accounting from 1984 to 1998, with Hamilton Misfeldt & Co. P.C., a Great Falls based public accounting firm.

SUPERVISION AND REGULATION

      UFC is a bank holding company because of its ownership of Heritage Bank, a Montana- state chartered commercial bank.

      Bank holding companies are subject to the general supervision and regulation by the Federal Reserve Bank ("FRB"). Under the Bank Holding Company Act of 1956, as amended ("BHCA"), and FRB regulations, a bank holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls and conducting activities that the FRB has determined to be closely related to banking. Bank holding companies must also obtain the prior approval of the FRB before acquiring 5% or more of the outstanding shares of another bank or bank holding company and must provide notice to, and in some situations obtain the prior approval of, the FRB in connection with the acquisition of 5% or more of the outstanding shares of a company engaged in a "bank related" business.

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

      Bank holding companies are subject to certain limitations on redemption of common stock or other equity securities. In addition, the FRB has issued regulations setting minimum capital standards for bank holding companies. Depending on the capital classification of a bank holding company, it may be restricted from engaging in certain non-bank activities or from acquiring interests in additional banks or other depository institutions. As of December 31, 2002, UFC met the minimum capital requirements issued by the FRB.

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

      United does not believe that the Financial Services Modernization Act has negatively affected its operations in the near-term. However, to the extent that the legislation permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on and ad hoc basis. Nevertheless, this legislation may increase the amount of competition from larger institutions and other types of companies with substantially greater resources and a wider variety of financial products than United currently offers.

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

      On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA Patriot Act") of 2001. Among other things, the USA Patriot Act
(1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) required financial institutions to establish an anti-money-laundering compliance program, and (4) generally eliminates civil liability for persons who file suspicious activity reports. The Act also increased governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While the USA Patriot Act may, to some degree, affect United's record-keeping and reporting expenses, it does not believe that the Act will have a material adverse effect on its business and operation. Management believes United is in compliance with the USA Patriot Act.

      DEPOSITORY INSTITUTION SUBSIDIARIES--HERITAGE BANK AND VALLEY BANK. Effective January 1, 2001, Heritage Bank became a Montana-chartered commercial bank, having merged into State Bank's commercial bank charter. As such, Heritage Bank is subject to regulation and supervision by the Montana Department of Commerce, Division of Banking and Financial Institutions (the "Montana Division") and the FDIC. Valley Bank is a Arizona-chartered commercial bank and a member of the Federal Reserve Bank System. As such, Valley Bank is subject to regulation and supervision by the Arizona State Banking Department (the "Arizona Department") and the FRB. The Banks' deposits are insured by the FDIC up to $100,000.

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

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required federal banking regulators to adopt regulations in a number of specific areas to insure depository institution safety and soundness, including internal controls, credit underwriting, asset growth, management compensation, asset quality and earnings performance. FDICIA also contains provisions intended to change independent auditing requirements, to restrict the activities of certain insured depository institutions, to change various consumer banking laws and to limit the ability of "under-capitalized banks" to borrow from the FRB's discount window or to acquire brokered deposits.

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

      Federal regulatory banking agencies have also established uniform capital requirements for all insured depository institutions. An insured depository institution that does not achieve and maintain required capital levels may be subject to supervisory action through the issuance of capital directives, cease and desist orders or other written orders or agreements with the appropriate federal banking agency. Failure of an insured depository institution to meet the required capital levels may also prohibit or limit the ability of a bank holding company controlling such institution to engage in merger and acquisition activities or other expansion activities. As of December 31, 2002, the Banks met the "well capitalized" requirements issued by the applicable federal banking agency.

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

      For 2002, the FDIC assessment rate for the Banks decreased each quarter from 1.82 basis points per $100 of insured deposits during the first quarter, to
1.70 basis points for the fourth quarter. As a result, the Banks' 2002 FDIC deposit insurance premium was approximately $.1 million. FDIC has published assessment rates for the first and second quarters of 2003, per $100 of insured deposits, of 1.68 and 1.62 basis points, respectively.

      STATE LENDING LIMITS. As of January 1, 2001, Heritage Bank became subject to a State of Montana lending limit of 20% of capital. The maximum aggregate amount of loans outstanding to a single borrower at Heritage Bank at December 31, 2002 and 2001 was approximately $2.3 million and $2.2 million, respectively. At December 31, 2002 and 2001 Heritage Bank was in compliance with the State of Montana lending limit.

      The maximum aggregate amount of loans outstanding to a single borrower at Valley Bank at December 31, 2002 and 2001 was approximately $1.2 million for both years. At December 31, 2002 and 2001 Valley Bank was in compliance with the State of Arizona lending limit.

      CAPITAL ADEQUACY. FDIC emphasizes capital as a measure of performance and establishes a rigid regulatory scheme based almost entirely on capital levels. The five statutory capital categories established by FDIC are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Banks' capital position exceeds the definition of "well capitalized." FDIC also mandates that regulations be promulgated adding other risk-based capital requirements covering
(a) concentrations of credit risk, (b) risks from nontraditional activities and
(c) the capital impact of fair value adjustments associated with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." See
Part IV, Item 14 - "Notes to Consolidated Financial Statements - Regulatory Matters."

      Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

      The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheets items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital.

      Tier I capital for bank holding companies includes common shareholders' equity, qualifying perpetual preferred stock (up to 25% of total Tier I capital, if cumulative, although under a Federal Reserve rule, redeemable perpetual preferred stock may not be counted as Tier I capital unless the redemption is subject to the prior approval of the Federal Reserve), and minority interests in equity accounts of consolidated subsidiaries, less intangibles, except as described above.

      The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. Except for the most highly rated banks, the minimum leverage ratio is 4%.

      Banks are assigned to one of five capital categories depending on their total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Banks which are deemed to be "undercapitalized" are subject to certain mandatory supervisory corrective actions.

      LIQUIDITY. In 2001, as a state-chartered bank, Heritage Bank was not subject to the same liquidity requirements as the OTS requirements for savings associations. However, a recent FDIC exam found Heritage Bank's liquidity to be satisfactory. A June 1999 exam by the Arizona State Banking Commission found Valley Bank's liquidity to be satisfactory. A June 2002 examination by the FRB found Valley Bank's liquidity to be satisfactory. Savings associations are required to maintain qualifying liquid assets equal to a percentage designated by the Director of the OTS (currently 4%) of the balance of its withdrawable deposit accounts and borrowings payable in one year or less. Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term United States Government obligations), and long-term assets (e.g., United States Government obligations and certain state agency obligations). Monetary penalties will be imposed, unless waived, for failure to meet liquidity requirements. Heritage Bank exceeded liquidity requirements for 2000.

      FEDERAL HOME LOAN BANK SYSTEM. Heritage Bank is a member of the FHLB of Seattle, Washington . Valley Bank is a member of the FHLB of San Francisco, California. Each FHLB serves as a reserve or central bank for its members within its assigned region, is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans (advances) to its members in accordance with the policies and the procedures established by the FHLB board of directors. All advances from the FHLB are required to be fully secured by sufficient collateral as is determined by the FHLB. The Banks are required to purchase and maintain FHLB stock in an amount equal to the greater of 1% of the unpaid principal of residential mortgage loans, or 5% of FHLB advances outstanding.

      SARBANES-OXLEY ACT OF 2002. United is also subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, including certain requirements under the Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("the Act") implementing legislative reforms intended to address corporate and accounting fraud. The Act, which applies to any issuer that has securities registered, or that is required to file reports, under the Securities Exchange Act, provides significant revisions to the U.S. securities laws. Among other things, the Act and the accompanying regulation include the following:

o Certification and Accountability. The Act requires chief executive officers and chief financial officers or their equivalent to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.

o Criminal Penalty Enhancement. Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors.

o Enhanced Financial Disclosures and Reporting Requirements. The legislation accelerates the time frame for disclosures by public companies and insiders, as they must more promptly disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

o Audit Committee Independence Requirements. United anticipates that the SEC will adopt the proposed rules regarding audit committee independence as final rules on, or around April 26, 2003. The final rules will direct all national securities exchanges and national securities associated, including NYSE and NASDAQ, to prohibit the listing of any security of an issuer that is not in compliance with the audit committee requirements set out in the proposed rules. United anticipates on being in compliance with the rules when they become final rules and at such time when the final rules are applicable to United.

o Financial Expert. The Act also requires issuers to disclose whether at least one member of the audit committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. United is not required to disclose whether at least one member of its audit committee is a "financial expert" in this report; however, United will be required to make such a disclosure in its next annual report for fiscal year ending 2003.

o Code of Ethics. The Act also requires issuers to disclose whether they have adopted a code of ethics for their senior financial officers, and if not, the reason therefore, as well as changes to, or waiver of any provision of, that code of ethics. United is not required to disclose whether it has a code of ethics in place for its senior financial officers in this report; however, United will be required to make such a disclosure in its next annual report for fiscal year ending 2003.

TAXATION

      GENERAL. UFC files consolidated Federal and State of Montana income tax returns pursuant to a tax sharing agreement. Valley files separate consolidated Federal and State of Arizona income tax returns. Generally, with some exceptions, including Heritage Bank's reserve for bad debts discussed below, the Banks are subject to Federal and state income taxes in the same manner as other corporations.

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

      Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations could no longer calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations were required to compute their deduction based on actual charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also required savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional current tax liability. At December 31, 2002, Heritage Bank's bad debt reserve for tax purposes was approximately $3.5 million. For additional information regarding federal and state income taxes, see Part IV, Item 14 - "Notes to Consolidated Financial Statements - Income Taxes."

ITEM 2.  PROPERTIES

      At December 31, 2002, United owned 12 of its 16 offices, including its headquarters and other property having an aggregated book value including land of approximately $5.2 million, and leased the remaining branches. Three locations are leased in Montana and one office is leased in Arizona. The following schedule provides property information for the United's locations as of December 31, 2002.


(Dollars in thousands)      Properties    Properties    Net Leasehold     Net Book
                              Leased        Owned       Improvements     Value Owned
                            ----------    ----------    -------------    -----------
HERITAGE BANK:
Great Falls                      1            2               $ 36         $2,155
Bozeman                          -            1                  -          1,250
Missoula                         -            1                  -            793
Havre                            -            1                  -            242
Libby                            -            1                  -            159
Chester                          -            1                  -            147
Shelby                           -            1                  -            131
Fort Benton                      -            1                  -            121
Glendive                         -            1                  -             88
Geraldine                        -            1                  -             74
Kalispell                        1            -                102              -
Hamilton                         1            -                  2              -
                            ----------    ----------    -------------    -----------
Total Montana locations          3            11              $140         $5,160
                            ==========    ==========    =============    ===========

VALLEY BANK:
Phoenix                          1            -               $ 38              -
Scottsdale                       1            -                772              -
                            ----------    ----------    -------------    -----------
Total Arizona locations          2            -               $810         $    -
                            ==========    ==========    =============    ===========

ITEM 3.  LEGAL PROCEEDINGS

         Although United was not involved in any material pending litigation as of February 28, 2003, it is a plaintiff in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United's consolidated financial position, results of operations, or liquidity.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR UFC'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      UFC common stock is quoted on the Nasdaq National Market under the symbol "UBMT." The closing sale price per share of UFC common stock on February 28, 2003 was $24.20.

SHAREHOLDER DATA

      As of February 17, 2003 there were approximately 190 owners of record of UFC common stock and an estimated 875 additional beneficial holders whose shares of UFC common stock were held in street name by brokerage houses.

COMMON STOCK MARKET PRuICES

      The quarterly (high and low) sale prices for UFC's common stock on the Nasdaq National Market the past two years were as follows:

                                                  UBMT Stock Price
                                               ----------------------
                                                 High           Low
                                               ---------     --------

    2001     First Quarter                      $16.75        $15.07
             Second Quarter                      17.50         16.51
             Third Quarter                       19.23         17.01
             Fourth quarter                      18.98         16.96

    2002     First Quarter                      $21.00        $18.35
             Second Quarter                      24.10         19.50
             Third Quarter                       23.50         19.61
             Fourth quarter                      22.40         20.45

DIVIDEND PAYMENT HISTORY ON UFC COMMON STOCK
--------------------------------------------

      The UFC Board declared the following cash dividends for each of the four quarters of 2001 and 2002, adjusted for the 10% stock dividend in June 2002:

           2001     First Quarter                   $     .23
                    Second Quarter                        .24
                    Third Quarter                         .24
                    Fourth quarter                        .24
                                                  ------------
                                                    $     .95
                                                  ============

           2002     First Quarter                   $     .25
                    Second Quarter                        .25
                    Third Quarter                         .25
                    Fourth quarter                        .25
                                                  ------------
                                                    $    1.00
                                                  ============

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

ITEM 6.  SELECTED FINANCIAL DATA

           FIVE YEAR SUMMARY OF OPERATIONS AND SELECTED FINANCIAL DATA

(Dollars in thousands,                                    As Of And For The Years Ended December 31,
 except per share data)                   --------------------------------------------------------------------
                                               2002(3)          2001(3)          2000(3)      1999        1998
                                          ---------        ---------        ---------     --------    --------
OPERATING DATA:
  Interest income                         $  23,637        $  26,882        $  25,740     $ 17,517    $ 14,249
  Interest expense                           10,736           14,824           14,956        9,538       7,393
                                          ---------        ---------        ---------     --------    --------
  Net interest income                        12,901           12,058           10,784        7,979       6,856
  Provision for loan losses                   1,170            1,640            1,629          204         335
                                          ---------        ---------        ---------     --------    --------
  Net interest income after provision
   for loan losses                           11,731           10,418            9,155        7,775       6,521
  Non-interest income                         5,400            4,914            3,837        3,335       3,292
  Non-interest expense                       12,041           11,168            9,550        7,102       6,147
                                          ---------        ---------        ---------     --------    --------
  Income before income taxes                  5,090            4,164            3,442        4,008       3,666
  Provision for income taxes                  1,922            1,633            1,287        1,539       1,399
                                          ---------        ---------        ---------     --------    --------
  Net income before minority interest         3,168            2,531            2,155        2,469       2,267
  Minority interest                            (213)            (156)            (151)          --          --
                                          ---------        ---------        ---------     --------    --------
  Net income                              $   2,955        $   2,375        $   2,004     $  2,469    $  2,267
                                          =========        =========        =========     ========    ========
PER SHARE DATA(1):
  Basic earnings per share                $    1.82        $    1.42        $    1.11     $   1.33    $   1.30
  Diluted earnings per share              $    1.79        $    1.41        $    1.11     $   1.33    $   1.30
  Cash dividends per share                $    1.00        $     .95        $     .95     $    .95    $    .68
  Book value per share                    $   18.74        $   17.59        $   16.82     $  16.16    $  16.34
  Shares used to calculate per share
   data (Book Value)                          1,626            1,626            1,776        1,817       1,868
  Shares used to calculate per share
   data (Earnings - basic)                    1,626            1,677            1,812        1,852       1,747
  Shares used to calculate per share
   data (Earnings - diluted)                  1,645            1,683            1,812        1,852       1,747
FINANCIAL CONDITION DATA(2):
  Assets                                  $ 377,980        $ 382,730        $ 363,801     $270,226    $232,561
  Net loans and loans held for sale         264,079          268,238          254,627      187,539     149,076
  Investment securities                      60,936           73,263           70,064       53,044      51,900
  Deposits                                  286,980          282,400          261,179      179,882     167,620
  FHLB advances                              38,000           50,500           52,175       46,425      22,175
  Other borrowings and securities sold
   under agreements to repurchase
                                             13,487           11,604           12,616       11,546       9,451
  Stockholders' equity                       30,476           28,597           29,947       29,359      30,528
SELECTED FINANCIAL RATIOS AND OTHER
 DATA:
  Return on average assets                      .77%             .64%           .57 %        .98 %      1.06 %
  Return on average stockholders'
   equity                                     10.06             8.21             6.87         8.44        7.47
  Net interest margin                          3.60             3.42             3.31         3.40        3.34
  Efficiency ratio                            65.79            65.80            65.32        62.77       60.58
  Net charge-offs to average loans              .42              .25              .44          .06         .03
  Nonperforming loans to total loans            .38              .91              .46          .18         .68
  Allowance for loan losses to total
   loans                                       1.40             1.33              .99          .84        1.03
  Nonperforming loans to allowance for
   loan losses                                27.36            68.74            45.96        21.88       66.07
  Average equity to average assets             7.66             7.69             8.37        11.62       14.17
  Dividend payout ratio                       54.30            66.40            85.52        70.94       56.18

(1) Share and per share amounts in 1998 have been restated to retroactively reflect the issuance of 475,000 shares of United common stock in exchange for all outstanding shares of common stock of Heritage. All years have been restated for the effect of the June 2002 10% stock dividend.

(2)      At year end.

(3)      Includes Valley Bancorp. Inc.


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

SELECTED UNITED FINANCIAL DATA

      The following results of operations for 2002, 2001 and 2000 is derived from the audited consolidated financial statements.


(In thousands,                          December      December      December
except per share data)                       31,           31,           31,
                                        --------      --------      --------
                                            2002          2001          2000
                                        --------      --------      --------
Total interest income                   $ 23,637      $ 26,882      $ 25,740
Total interest expense                    10,736        14,824        14,956
                                        --------      --------      --------
Net interest income                       12,901        12,058        10,784
Provision for loan losses                  1,170         1,640         1,629
                                        --------      --------      --------
Net interest income after
  Provision for loan losses
  provision for loan losses               11,731        10,418         9,155
Total non-interest income                  5,400         4,914         3,837
Total non-interest expense                12,041        11,168         9,550
                                        --------      --------      --------
Income before income taxes                 5,090         4,164         3,442
Provision for income tax expense           1,922         1,633         1,287
                                        --------      --------      --------
Net income before minority interest        3,168         2,531         2,155
                                                                    --------
                                                      --------      --------
Minority interest                           (213)         (156)         (151)
                                        --------      --------      --------
Net income                              $  2,955      $  2,375      $  2,004
                                        ========      ========      ========
Net income per share - basic            $   1.82      $   1.42      $   1.11
                                        ========      ========      ========
Weighted average shares
  outstanding - basic                      1,626         1,677         1,812
                                        ========      ========      ========
Net income per share - diluted          $   1.79      $   1.41      $   1.11
                                        ========      ========      ========
Weighted average shares
  outstanding - diluted                    1,645         1,683         1,812

RESULTS OF OPERATIONS

      Net income for 2002 was $3.0 million, an increase of $.6 million from 2001. Net interest income increased $.8 million or 7.0% and the provision for loan losses decreased $.5 million, resulting in a total increase of $1.3 million or 12.6% in net interest income after provision for loan losses. The majority of the $.5 million increase in non-interest income was the result of the increase in gain on sale of loans generated by United's mortgage lending activities in 2002. Salaries and commissions are the bulk of the $.8 million increase in non-interest expense in 2002.

      United's net income, and more specifically its net interest income, for 2002 was also affected by the following two interest related events which occurred in December 2002. Heritage Bank incurred prepayment penalties when it repaid $8.0 million in FHLB advances prior to their scheduled maturity dates in the form of interest expense on the repayments. Heritage Bank also incurred a writedown of loan premium of $.2 million, which was also charged against net income in the form of interest expense.

      Net income was $2.4 million in 2001 as compared to $2.0 million in 2000. Increased loan volumes in 2001 were the primary reason for increased interest income. Net interest income increased $1.3 million, or 11.8%, to $12.1 million in 2001 from $10.8 million in 2000. Non-interest income increased $1.1 million, or 28.9%, in 2001 compared to 2000. Non-interest expense increased $1.6 million, or 16.7% in 2001 as compared to 2000.


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

      The following table illustrates the changes in United's net interest income due to changes in volume and changes in net interest income due to changes in rates:


(Dollars in thousands)                       Year Ended December 31,                  Year Ended December 31,
                                                   2002 vs. 2001                          2001 vs. 2000
                                     -------------------------------------   --------------------------------------
                                           Increase (decrease) due to               Increase (decrease) due to
                                     -------------------------------------   --------------------------------------
                                                          Rate/                                    Rate/
                                     Volume      Rate    Volume     Total     Volume     Rate     Volume     Total
                                     ------    -------   ------   -------     -------    -----    ------   -------
Interest earning assets:
  Loans                               $(278)   $(2,633)   $  33    $(2,878)   $ 1,888    $(425)   $ (38)   $ 1,425
Investment and mortgage
   backed securities                    103       (352)      (9)      (258)      (232)    (316)      17       (531)
  Other interest earning
   assets
                                        310       (282)    (136)      (108)       491     (108)    (135)       248

                                      -----    -------    -----    -------    -------    -----    -----    -------
Total interest earning
 assets                                 135     (3,267)    (112)    (3,244)     2,147     (849)    (156)     1,142
Interest bearing
 liabilities:
  Interest bearing
   checking                             193       (508)     (78)      (393)       335     (645)    (126)      (436)
  Savings deposits                      (45)      (458)      14       (489)       529     (261)    (102)       166
  Time deposits                          80     (2,580)     (25)    (2,525)       183      312        7        502
            Borrowings                 (322)      (323)     (36)      (681)      (293)    (191)     121       (363)

                                      -----    -------    -----    -------    -------    -----    -----    -------
Total interest bearing
 liabilities                            (94)    (3,869)    (125)    (4,088)       754     (785)    (100)      (131)
                                      -----    -------    -----    -------    -------    -----    -----    -------

Net interest income                   $ 229        602       13        844    $ 1,393    $ (64)   $ (56)   $ 1,273

                                      =====    =======    =====    =======    =======    =====    =====    =======

      The following tables set forth average balances for interest-earning assets and interest-bearing liabilities, the interest and yield on interest earning assets, the interest and rate paid on interest bearing liabilities, the net interest income and net interest spread, and the net interest margin for the years indicated:


   Average Balance Sheet
   (Dollars in thousands)
                                                       Year Ended December 31, 2002
                                                --------------------------------------
                                                 Average                      Average
                                                 Balance       Interest     Yield/Rate
                                                ---------      ---------    ----------
   Interest earning assets:
     Loans (1)                                   $264,983       $ 19,497        7.36 %
     Investment and mortgage backed
      securities                                   70,492          3,605        5.11 %
     Other interest earning assets                 23,006            536        2.33 %
                                                ---------      ---------    ----------
     Total interest earning assets                358,481         23,638        6.59 %
     Non-interest earning assets                   25,022
                                                ---------
   Total assets                                  $383,503
                                                =========
   Interest bearing liabilities:
     Interest bearing checking                   $ 98,570            879         .89 %
     Savings deposits                              53,156          1,026        1.93 %
     Time deposits                                131,557          5,625        4.28 %
     Borrowings                                    58,608          3,206        5.47 %
                                                ---------      ---------    ----------
   Total interest bearing liabilities            $341,891         10,736        3.14 %
                                                =========

   Stockholders' equity                            29,389
                                                =========
                                                               ---------
   Net interest income                                          $ 12,902
                                                               =========
   Net interest spread                                                          3.45 %
   Net interest margin(2)                                                       3.60 %


   Average Balance Sheet
   (Dollars in thousands)
                                                       Year Ended December 31, 2001
                                                --------------------------------------
                                                 Average                      Average
                                                 Balance        Interest     Yield/Rate
                                                ---------      ---------    ----------
   Interest earning assets:
     Loans (1)                                   $268,322       $ 22,376        8.34 %
     Investment and mortgage
       backed securities                           68,648          3,863        5.63 %
     Other interest earning assets                 15,527            643        4.14 %
                                                ---------      ---------    ---------
     Total interest earning assets                352,497         26,882        7.63 %
     Non-interest earning assets                   23,866
                                                ---------
   Total assets                                  $376,363
                                                =========
   Interest bearing liabilities:
     Interest bearing checking                   $ 85,570          1,271        1.49 %
     Savings deposits                              54,789          1,515        2.77 %
     Time deposits                                130,275          8,150        6.26 %
     Borrowings                                    64,203          3,888        6.06 %
                                                ---------      ---------    ---------
   Total interest bearing liabilities            $334,837         14,824        4.43 %
                                                =========

   Stockholders' equity                          $ 28,935
                                                =========

                                                               ---------
   Net interest income                                         $ 12,058
                                                               =========
   Net interest spread                                                          3.20 %
   Net interest margin(2)                                                       3.42 %

(1) Includes nonaccrual loans.
(2) Computed on a fully taxable basis, without regard to tax equivalent yields.




   Average Balance Sheet
   (Dollars in thousands)
                                                      Year Ended December 31, 2000
                                                --------------------------------------
                                                 Average                     Average
                                                 Balance       Interest     Yield/Rate
                                                ---------      ---------    ----------
   Interest earning assets:
     Loans (1)                                   $246,137       $ 20,951        8.51 %
   Investment and mortgage
   backed securities                               72,469          4,394        6.06 %
     Other interest earning assets                  6,920            395        5.71 %
                                                ---------      ---------    --------
     Total interest earning assets                325,526         25,740        7.91 %
     Non-interest earning assets                   23,116
                                                ---------
   Total assets                                  $348,642
                                                =========
   Interest bearing liabilities:
     Interest bearing checking                   $ 71,541          1,707        2.39 %
     Savings deposits                              39,347          1,349        3.43 %
     Time deposits                                127,226          7,648        6.01 %
     Borrowings                                    67,604          4,252        6.29 %

                                                               ---------    --------
                                                ---------
   Total interest bearing liabilities            $305,718         14,956        4.89 %
                                                =========

   Stockholders' equity                          $ 29,185
                                                =========
                                                               ---------
   Net interest income                                           $10,784
                                                               =========
   Net interest spread                                                          3.02 %
   Net interest margin(2)                                                       3.31 %

(1) Includes nonaccrual loans.

(2) Computed on a fully taxable basis, without regard to tax equivalent yields.



      United's net interest income increased $.8 million to $12.9 million in 2002 from $12.1 million in 2001, and increased $1.3 million in 2001 from $10.8 million in 2000.


      As illustrated in the preceding tables, the principal reason for the increase in net interest income from 2001 to 2002, was a change in the rates on United's interest earning assets and liabilities. Interest income decreased $3.3 million in 2002 as compared to 2001. Decreased loan volumes, and more importantly decreased rates, represented $2.9 million of this decrease. Decreases in rates on investment securities contributed to a further decrease of $.3 million. The remaining $.1 million decrease in interest income came from lower rates on other interest earning assets.


      The principal reason for the increase in net interest income from 2000 to 2001 was an increase in the volume of United's interest earning assets. Interest income increased $1.1 million in 2001 as compared to 2000. Increased loan volumes, offset by decreased rates, represented $1.4 million of this increase. Decreases in volumes of investment securities and in rates partially offset the increases from loans receivable.

      Rates paid on deposits decreased dramatically from 2001 to 2002 and from 2000 to 2001 due to rate cuts by the FRB. The decreased interest income in 2002 was more than offset by the decreased interest expense resulting from decreases in deposit rates of $3.4 million and borrowing rates of $.7 million for a total decrease of $4.1 million in interest expense in 2002.

      Decreases due to rates in 2001 were $.6 million in deposits and $.2 million in borrowings. Increased volumes in deposits offset the rate decreases somewhat for a net decrease of $.1 million in interest expense in 2001 compared with 2000. The $.1 million decrease in interest expense in 2001 and the $1.2 million increase in interest income combined for a net interest income increase for United of $1.3 million from $10.8 million in 2000 to $12.1 million in 2001.

      PROVISION FOR LOAN LOSS. United provided $1.2 million for loan losses in 2002 compared to $1.6 million in both 2001 and 2000. The slight decrease in the loan loss provision in 2002 reflects management's estimate of the improvement in loan quality during 2002.

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

      NON-INTEREST INCOME. In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased by $.5 million, or 10%, in 2002 to $5.4 million compared to $4.9 million in 2001, primarily due to the continued increase in gain on sale of loans from the real estate production activity at the Banks in 2002. Non-interest income increased $1.1 million, or 29%, in 2001 to $4.9 million compared to $3.8 million in 2000. This increase was directly the result of additional real estate loan production activity at the Banks during 2001.

      NON-INTEREST EXPENSE. Non-interest expense increased $.8 million, or 7.1%, to $12.0 million in 2002, and increased $1.6 million, or 16.7%, to $11.2 million in 2001. Salary and employee benefit expense increased $.6 million in 2002 largely from salary and bonus increases. Occupancy and equipment expenses increased $.2 million in 2002. Salary and employee benefit expense represented $.8 million of the 2001 increase and was the result of additional staffing and salary increases for existing employees. The remaining $.8 million increase in 2001 was primarily due to higher occupancy expense due in part to significantly higher utility costs in 2001 as well as additional costs at the new branch locations.

      INCOME TAXES. Income tax expense increased $.3 million in both 2002 and 2001, to $1.9 million for 2002 and to $1.6 million for 2001. The increase is consistent with the increase in income before taxes. Income tax expense averages approximately 38% of income before income taxes.

FINANCIAL CONDITION

      GENERAL. United's total assets decreased $4.7 million to $378.0 at December 31, 2002 from $382.7 million at December 31, 2001. The 2002 decrease in assets included a $4.2 million decrease in loans receivable and loans held for sale, a $12.4 million decrease in securities available-for-sale, offset by an $11.2 million increase in cash and cash equivalents. Other assets increased $.7 million in 2002.

      LOANS RECEIVABLE AND LOANS HELD FOR SALE. Net loans receivable decreased $10.1 million during 2002 to $250.4 million at December 31, 2002 from $260.5 million at December 31, 2001. Construction loans decreased $4.1 million, 1-4 family residential loans decreased $4.9 million and commercial real estate loans decreased $4.6 millioN. The decrease in 5 or more residential loans was $.4 million. Agricultural real estate loans increased $1.6 million for a net decrease in loans secured by real estate of $12.4 million. Commercial non-mortgage loans decreased $1.2 million in 2002 while agricultural non-mortgage loans increased $2.9 million. Consumer and other loans increased $.6 million for a decrease in total loans receivable of $10.1 million.

      The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgages, consumer loans secured by real estate, and various consumer installment loans. The Banks also purchase and participate in commercial and lease financing loans. The Banks had $41.3 million and $44.4 million of participation and purchased loans as of December 31, 2002 and 2001, respectively.

      Heritage Bank sells and retains servicing for a portion of its residential real estate loans to agencies of Montana such as the Montana Board of Investments and the Montana Board of Housing. Heritage Bank recognizes mortgage servicing rights as an asset regardless of whether the servicing rights are acquired or retained on loans originated and subsequently sold. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. In November 2000, Heritage Bank entered into an agreement with an unrelated third party to sell all of its servicing rights associated with Montana Board of Housing loans existing at November 30, 2000 which had outstanding principal balances of approximately $49.6 million. The sales price was 1.03% of the outstanding principal balance at close of business November 30, 2000, or approximately $510,000. A gain on the sale of approximately $.3 million is included in other non-interest income for the year ended December 31, 2000. At December 31, 2000, Heritage Bank had a receivable related to the sale of approximately $.3 million, which was collected in March 2001. The receivable is included in other assets in the consolidated statement of financial condition. As of December 31, 2002 and 2001, the carrying value of originated servicing rights was approximately $.2 million and $.1 million, respectively. Heritage Bank's servicing portfolio as of December 31, 2002 was $29.6 million and as of December 31, 2001 was $17.2 million.

      Approximately $49.5 million of the servicing portfolio at December 31, 2000 was being serviced under a short-term sub-servicing agreement which expired in February 2001.

      During 2002, loans held for sale by United increased $5.9 million to $13.6 million at December 31, 2002 from $7.7 million at December 31, 2001. Approximately $202.9 and $172.2 million of loans were originated for sale and $196.8 and $167.5 million of loans were sold to the secondary market during the years ending December 31, 2002 and 2001, respectively.

      SECURITIES AVAILABLE-FOR-SALE. United's securities available-for-sale decreased $12.4 million to $60.9 million at December 31, 2002 as compared to $73.3 million at December 31, 2001. In 2002, United's purchases of securities available-for-sale were approximately $60.0 million while proceeds from sales, maturities and paydowns totaled approximately $73.4 million. United also recorded an unrealized gain in market values of approximately $.9 million in 2002 and a realized gain on sales of $.1 million.

      United has identified its accounting method for securities available-for-sale to be a critical accounting policy. Securities available-for-sale are carried at fair value and unrealized gains and losses (net of related tax effects) are excluded from earnings and reported as a separate component of stockholders' equity. While fair values are determined per market quotes from independent brokers and not subject to management estimation, the carrying value of the securities is subject to market variations. At December 31, 2002, 2001 and 2000, the unrealized gain (loss) on securities available-for-sale to mark them to market was $1.5 million, $.6 million and $(.1 million), respectively. (See Part IV, Item 15-"Notes to Consolidated Financial Statements - Securities Available-For-Sale").

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $11.2 million during 2002 to $33.2 million at December 31, 2002 from $22.0 million at December 31, 2001. Net cash used by operating activities, or net income adjusted for non-cash items, was $1.6 million in 2002. Net cash provided by investing activities such as the net decrease in loans receivable and the net decrease in securities available-for-sale was $20.5 million in 2002. Net cash used in financing activities such as increases in deposits, net changes in borrowings and dividends paid to stockholders was $7.7 million, for a net increase in cash and cash equivalents for 2002 of $11.2 million.

      OTHER ASSETS. Real estate and other personal property owned decreased $.1 million during 2002 to $.6 million at December 31, 2002 from $.7 million at December 31, 2001. The decrease resulted from the depreciation of real estate held for investment and a decrease in other personal property. The balance held at December 31, 2002 is primarily a previous banking facility which United was required by its regulators to reclassify to real estate owned in 2000. At December 31, 2002 this facility had a net carrying value of $.5 million and is generating an annual cash flow from rental activities of approximately $.1 million.

      Premises and equipment increased $1.1 million during 2002 due to the $.7 million construction addition to a building in Great Falls, Montana for a new branch location opened in 2002, and $.4 million in furniture and fixtures purchased for the branch. A total of $.2 million was used to purchase a building and related land in Libby, Montana to upgrade the Libby loan production office to a full service branch opening in 2003. Purchases of other premises and equipment totaling $.3 million consisted of equipment and computer upgrades at the main facilities and various branch locations. The purchases were offset by $.5 million in depreciation expense on existing premises and equipment.

      At December 31, 2002, United had $3.4 million of recorded goodwill which in accordance with its current accounting policies, is no longer amortized to expense during the year ended December 31, 2002, but rather is reviewed annually by management for any impairment writedown. This accounting policy for goodwill is considered a critical one for United because of the significant accounting estimates made by management in assessing any potential impairment writedown. Such accounting estimates can be significant due to the possibility that future events affecting them may differ from management's current judgements. (See Part IV, Item 15-"Notes to Consolidated Financial Statements - Goodwill and Other Intangible Assets").

      DEPOSITS AND BORROWINGS. United experienced a net increase in deposits of $4.6 million or 1.6% in 2002 as deposits grew to $287.0 million in 2002 from $282.4 million in 2001. The increase in deposits resulted from a combination of competitive rates on all deposit offerings, and United's commitment to community banking, both of which have attracted depositors. Lower interest rates offered on deposits in 2002 in part impacted the lower growth rate in deposits in 2002 compared to 2001.

      FHLB advances and securities sold under agreements to repurchase decreased $9.3 million in 2002 to $50.8 million from $60.1 million in 2001. United was able to repay $26.5 million in FHLB advances in 2002 and received proceeds of $14.0 million on new FHLB advances, for a net decrease of $12.5 million. Securities sold under agreement to repurchase increased $3.2 million while line of credit borrowings and federal funds purchased had a net decrease of $1.3 million.

      CAPITAL RESOURCES. United has issued and outstanding $3.0 million of Trust Preferred Securities. (See Part IV, Item 15-"Notes to Consolidated Financial Statements-Trust Preferred Securities").


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


(Dollars in thousands)

                                    December 31,      December 31,    December 31,      December 31,     December 31,
                                        2002              2001            2000              1999             1998
                                  -------------     -------------    ------------     -------------     -------------
  Accruing loans past due
   over 90 days                          $  553            $  294           $ 258             $ 117            $ 387
  Non-accrual loans                         339             2,114             903               230              594

                                  -------------     -------------    ------------     -------------     -------------
Total                                    $  892           $ 2,408         $ 1,161             $ 347            $ 981
                                  -------------     -------------    ------------     -------------     -------------
Interest:
  Due on non-accrual loans                 $ 88             $ 224           $ 264              $ 14             $ 12
  Included in income                       none              none            none              none             none



      United is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with GAAP. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At December 31, 2002, United had $.1 million of reported doubtful assets and no assets classified as loss. At December 31, 2001, United had $.8 million of reported doubtful assets and no assets classified as loss. At December 31, 2002, 2001 and 2000, United had $.8 million, $1.9 million and $.8 million, respectively, of reported substandard assets. As a percent of total assets, substandard assets were approximately ..21%, .50% and .21% at December 31, 2002, 2001 and 2000, respectively.

      PROVISION FOR LOAN LOSSES. The following schedule details changes in United's loan loss reserve at December 31 for each of the five years indicated:


                                                                                                       Pro Forma
(Dollars in thousands)                                                                                Combined (1)
                                                                                                     ---------------

                                    Year Ended        Year Ended      Year Ended      Year Ended        Year Ended
                                     December          December        December        December          December
                                     31, 2002          31, 2001        31, 2000        31, 1999          31, 1998
                                  --------------   -------------    ------------    -------------     -------------
Balance beginning of year               $ 3,503          $ 2,526         $ 1,586          $ 1,485           $ 1,146
Provision for loan losses                 1,170            1,640           1,629              204               340
Acquired from State Bank                      -                -               -                -                43
Acquired from Valley                          -                -             393                -                 -
Charge-offs:
  Residential                              (243)             (5)              (3)             (16)                -
  Commercial                               (768)           (481)          (1,073)             (59)               (4)
  Consumer                                 (178)           (215)             (62)             (34)              (52)
                                  -------------    -------------    ------------    -------------     -------------
Total charge-offs                        (1,189)           (701)          (1,138)            (109)              (56)
Recoveries                                   89               38              56                7                12
                                  -------------    -------------    ------------    -------------     -------------

Net charge-offs                          (1,100)           (663)          (1,082)            (102)              (44)
                                  -------------    -------------    ------------    -------------     -------------
Balance end of year end                  $3,573          $ 3,503         $ 2,526          $ 1,587           $ 1,485
                                  =============    =============    ============    =============     =============
Allowance for loan losses to
  Total loans at year end                  1.41%            1.33%            .99%             .84%             1.03%
                                  =============    =============    =============   =============     =============
Net charge-offs to average
  Loans                                     .42%             .25%            .44%             .06%              .04%
                                  =============    =============    =============   =============    ==============

      (1) The unaudited pro forma combined financial data as of December 31, 1998 is based upon the audited annual consolidated balance sheets of Heritage and Old United, and is presented for comparative purposes only.

            The following schedule allocates the loan loss reserve based on management's judgment of potential losses in the respective areas. While management has allocated the reserve to various portfolio segments for purposes of this table, the reserve is general in nature and is available for the portfolio in its entirety.



(Dollars in thousands)
                                        December 31, 2002                 December 31, 2001           December 31, 2000
                                  -----------------------------   -----------------------------   -----------------------------
                                                   % of loans                      % of loans                      % of loans
                                                     in each                         in each                         in each
                                                   category to                     category to                     category to
                                    Allowance      total loans      Allowance      total loans      Allowance      total loans
                                  -------------   -------------   -------------   -------------   -------------   -------------
Real estate loans:
  1 - 4 residential                    $   101             2.8%        $   112             3.2%        $   123             4.9%
  5 or more residential                     66             1.9              66             1.9              63             2.5
  Construction                             215             6.0             256             7.3             126             5.0
  Commercial and agricultural            1,397            39.1           1,678            47.9           1,107            43.8
Non-real estate loans:
  Commercial and agricultural            1,327            37.1             956            27.3             793            31.4
  Consumer                                 467            13.1             435            12.4             314            12.4
                                  -------------   -------------   -------------   -------------   -------------   -------------
Total                                  $ 3,573           100.0%        $ 3,503           100.0%        $ 2,526           100.0%
                                  =============   =============   =============   =============   =============   =============


(Dollars in thousands)
                                           December 31, 1999             December 31, 1998
                                      ----------------------------- ----------------------------
                                                       % of loans                    % of loans
                                                         in each                       in each
                                                       category to                   category to
                                        Allowance      total loans    Allowance      total loans
                                      --------------  ------------- --------------  -------------
Real estate loans:
  1 - 4 residential                           $ 128           18.1%         $ 124           18.7%
  5 or more residential                          52            2.8             66            4.6
  Construction                                   84            5.6             92            6.4
  Commercial and agricultural                   488           24.9            462           26.0
Non-real estate loans:
  Commercial and agricultural                   712           37.2            601           31.6
  Consumer                                      122           11.4            140           12.7
                                      --------------  ------------- --------------  -------------
Total                                       $ 1,586          100.0%       $ 1,485          100.0%

                                      ==============  ============= ==============  =============


      REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED. Total real estate and other personal property owned ("REO") of United was $.6 million, $.7 million and $1.0 million at December 31, 2002, 2001 and 2000, respectively. The schedule below details properties both held for sale and investment by United as of the dates indicated.


(Dollars in thousands)

                                             December 31,        December 31,        December 31,
                                                 2002                2001                2000
                                           -----------------   -----------------   -----------------
REO held for sale                                     $  54               $  92               $ 332
Allowance for possible losses                             -                   -                   -
                                           -----------------   -----------------   -----------------
Total REO held for sale                               $  54               $  92               $ 332
                                           =================   =================   =================

REO held for investment                               $ 567               $ 547               $ 547
Accumulated depreciation                                (55)                (35)                (15)
                                           -----------------   -----------------   -----------------
Total REO held for investment                           512               $ 512               $ 532
                                           =================   =================   =================
As a percent of total assets                            .15%                .16%                .24%
                                           =================   =================   =================
Other personal property
  held for sale                                       $  20               $  64               $ 158
                                           =================   =================   =================
As a percent of total assets                            .01%                .02%                .04%
                                           =================   =================   =================

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

      The following tables provide information regarding the maturity of loans included in United's portfolio as of December 31, 2002. The amounts reflected in the following table give no effect to assumptions regarding loan prepayments or payoffs. Loans with variable rates of interest are classified as due when the loan principal balances are contractually due, not when the interest rate reprices.


(Dollars in thousands)
                                                          December 31, 2002
                                     ------------------------------------------------------------
                                                                       5 Years
                                       1 Year or        1 - 5            and
                                         Less           Years           Beyond          Total
                                     --------------  -------------  --------------  -------------
Loans:
Loans secured by real estate:
  Adjustable rate (all
   property types)                         $34,609        $47,112        $ 23,066      $ 104,787
  1-4 family residential                     2,309          8,529          18,290         29,128
  Multi-family and commercial                2,830          9,157          15,549         27,536
  Construction and undeveloped
   land                                     12,571          5,516           1,291         19,378
                                     --------------  -------------  --------------  -------------
Loans secured by real
  estate                                    52,319         70,314          58,196        180,829
  Commercial non-real
   estate(1)                                 8,942         23,733           4,943         37,618
  Agricultural non-real estate               4,946          4,308             365          9,619
  Consumer(2)                                1,967         16,912           3,486         22,365
                                     --------------  -------------  --------------  -------------
Net loans                                 $ 68,174       $115,267        $ 66,990       $250,431
                                     ==============  =============  ==============  =============

                                                          Net loans due after
                                                           December 31, 2003
                                                          --------------------
               Fixed interest rates                                  $112,079
               Floating or adjustable rates
                 or balloon payments                                   70,178
                                                          --------------------
                                                                     $182,257
                                                          ====================

(1)   Includes loans on commercial savings accounts

(2)   Includes consumer loans secured by real estate

      The following table sets forth the book value, maturities and weighted average yield of United's investment portfolio at the dates indicated:


 (Dollars in thousands)

                                                               December 31, 2002
                                             ------------------------------------------------------
                                                                               10 years
                                              1 Year      1 - 5      5 - 10       and
                                             or Less      years       years      beyond       Total
                                             -------     ------     -------    --------     -------
U.S. government and agencies                 $   299     $3,049     $ 8,677    $  2,006     $14,031
Mortgage-backed securities                       320      1,182       8,262      33,491      43,255
Municipal bonds                                   --        598          --       1,400       1,998
Other                                             --         --       1,620          32       1,652
                                             -------     ------     -------    --------     -------
Total securities                             $   619     $4,829     $18,559    $ 36,929     $60,936
                                             =======     ======     =======    ========     =======
Weighted average yield                          3.92%      5.01%       5.55%       5.48%       5.46%


                                                                December 31, 2001
                                             ------------------------------------------------------
                                                                               10 years
                                              1 Year      1 - 5      5 - 10      and
                                             or Less      years       years     beyond       Total
                                             -------     ------     -------    --------     -------
U.S. government and agencies                 $12,482     $3,620     $11,596    $  3,009     $30,707
Mortgage-backed securities                       210      2,392       8,119      28,561      39,282
Municipal bonds                                   --        181         201       1,363       1,745
Other                                             --         --       1,487          42       1,529
                                             -------     ------     -------    --------     -------
Total securities                             $12,692     $6,193     $21,403    $ 32,975     $73,263
                                             =======     ======     =======    ========     =======
Weighted average yield                          2.39%      6.29%       6.04%       6.15%       5.49%


                                                                    December 31, 2000
                                             ------------------------------------------------------
                                                                               10 years
                                             1 Year      1 - 5       5 - 10      and
                                             or Less     years        years     beyond       Total
                                             -------    -------     -------    --------     -------
U.S. government and agencies                 $   998    $16,978     $ 5,896    $     --     $23,872
Mortgage-backed securities                        --      3,158       5,938      32,440      41,536
Municipal bonds                                   --        381         562       1,775       2,718
Other                                             --        495       1,415          28       1,938
                                             -------    -------     -------    --------     -------
Total securities                             $   998    $21,012     $13,811    $ 34,243     $70,064
                                             =======    =======     =======    ========     =======
Weighted average yield                          6.67%       6.07%       6.51%       6.48%       6.43%


      STOCKHOLDERS' EQUITY. Stockholders' equity at December 31, 2002 was $30.5 million, or 8.06% of total assets, an increase of $1.9 million from $28.6 million, or 7.47% of total assets, at December 31, 2001. At December 31, 2002, book value was $18.74 per share. The increase in stockholders' equity is primarily due to net income of $3.0 million for 2002 and an increase in net unrealized gain on securities available-for-sale of $.5 million. These increases were offset by the payment of $1.6 million in dividends on UFC's common stock.

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

      United's liquidity, represented by cash and cash equivalents, is a result of its operations, investing and financing activities. There activities are summarized below for the years ended December 31, 2002, 2001 and 2000.


(Dollars in thousands)                                        For the Year Ended December 31,
                                                            2002           2001          2000
                                                         -------------------------------------

Net Income                                               $  2,955      $  2,375      $  2,004
Adjustments to reconcile net income to net
  cash provided (used) by operating activities             (4,601)       (2,731)          839
                                                         --------      --------      --------
    Net cash provided (used) by operating activities       (1,646)         (356)        2,843
Net cash provided(used) by investing activities            20,541       (14,191)      (28,890)
Net cash provided (used) by financing activities           (7,698)       17,123        34,041
                                                         --------      --------      --------
    Net increase in cash and cash equivalents              11,197         2,576         7,994
Cash and cash equivalents at beginning of year             22,027        19,451        11,457
                                                         --------      --------      --------
Cash and cash equivalents at end of year                 $ 33,224      $ 22,027      $ 19,451
                                                         ========      ========      ========

         The primary investing activities of United are the origination of loans held for sale and the purchase of investment and mortgage-backed securities. During the years ended December 31, 2002, 2001 and 2000, United's loan originations totaled $202.9 million, $172.2 million and $110.5 million, respectively. Purchase of securities available-for-sale totaled $60.0 million, $46.3 million and $7.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. During 2000 a net $.7 million of cash ($1.9 million paid in cash consideration less $1.2 million in cash and cash equivalents purchased) was used to acquire shares of Valley.

         During 2002, 2001 and 2000, investing activities were funded primarily by principal repayments on loans and securities available-for-sale, the maturity of securities available-for-sale, and the sales of loans and securities available for sale totaling $270.1 million, $211.3 million, and $118.3 million, respectively.

         The major sources of cash flows from financing activities are deposits into savings accounts and additional borrowings. The major uses of cash flows from financing activities are withdrawals from savings accounts, payments on borrowings, purchases of common stock, and payment of dividends to stockholders. For the years ended December 31, 2002, 2001, and 2000 the net increase (decrease) in cash flows from financing activities was $(7.7) million, $17.1 million and $34.0 million, respectively.

         The Banks' most liquid assets are cash and cash in banks and highly liquid, short-term investments. The levels of these assets are dependent on the Banks' operating, financing, lending, and investing activities during any given period.

         Liquidity management of the Banks is both a daily and long-term function of United's management strategy. Excess funds are generally invested in FHLB overnight funds. If the Banks should require funds beyond their ability to generate them internally, additional sources of funds are available through the use of FHLB advances. At December 31, 2002 the Banks had outstanding borrowings of $51.5 million which included $38.0 million of FHLB advances, $12.8 million of securities sold under agreements to repurchase and $.7 million of other borrowed money. (See Part IV, Item 15-"Notes to Consolidated Financial Statements-Federal Home Loan Bank Advances and Lines of Credit"). Future maturities on these outstanding borrowings are presented in the following table.

 (Dollars in thousands)                               December 31, 2002
                                        -------------------------------------------------
                                                                         5 Years
                                        1 Year      1 - 3     4 - 5        and
                                        or Less     Years     Years       Beyond      Total
                                        -------    -------    ------     -------    -------
FHLB advances                           $10,000    $17,000    $9,000     $ 2,000    $38,000
Securities sold under
  agreements to repurchase                6,318        841       220       5,408     12,787
Other borrowed money                        700         --        --          --        700
                                        -------    -------    ------     -------    -------
Total                                   $17,018    $17,841    $9,220     $ 7,408    $51,487
                                        =======    =======    ======     =======    =======

      At December 31, 2002, the Banks had outstanding commitments to originate loans of $7.8 million, on 1-4 family mortgages at fixed interest rates. These loans are to be secured by properties located in the Bank's primary market areas. Other outstanding commitments at December 31, 2002 for the Banks include $34.5 million in unused lines of credit, $1.8 million in variable rate loan commitments, $2.6 million in unfunded Bankcard arrangements, and $.5 million in letters of credit. The Banks anticipate that they will have sufficient funds available to meet current loan commitments. Certificates of deposit scheduled to mature in less than one year from December 31, 2002 totaled $88.0 million.


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

      The following summarizes the sensitivity analysis for the Banks as of December 31, 2002, the most recent information available. Management believes there has been no material change in interest rate risk since December 31, 2002. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 7.

HERITAGE BANK
ESTIMATED INCREASE (DECREASE)
IN NET INTEREST INCOME:                +200 BP                  -200 BP
                                     -----------              -----------

         0-90 days                   $  (18,381)              $  (64,497)
         91-360 days                   (256,663)                 (82,460)
         2 years                       (521,193)                (160,692)
         3 years                       (775,243)                (249,402)


VALLEY BANK
ESTIMATED INCREASE (DECREASE)
IN NET INTEREST INCOME:               +200 BP                   -200 BP
                                     ----------               -----------

         0-90 days                   $  (25,617)              $  (39,544)
         91-360 days                    (76,872)                (122,676)
         2 years                       (111,390)                (367,556)
         3 years                       (116,358)                (641,985)


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

      Heritage Bank and Valley Bank have both established maximum percentage changes for EVE at 1.5% of total assets, given an 100 basis point change in interest rates. EVE, as a percent to total assets, was as follows:

                                 ERITAGE BANK               VALLEY BANK

PERCENT TO TOTAL ASSETS:
         2002                            .85%                   .96%
         2001                           1.21%                  1.55%
         2000                           1.12%                  Not available

      Heritage Bank periodically reviews and makes changes to established limits for EVE changes due to mergers and other market factors. Though Valley Bank was slightly over 1.5% of assets in 2001, management considers this to be within prudent standards and continues to monitor the ratio. The EVE calculation contains a significant number of assumptions, some of which are not always reliable. Management does not consider this to be a significant departure from policy.

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

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in United's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION

      The information set forth under the caption "Executive Compensation and Other Information," "Compensation of Directors" and "Stock Price Performance Graph" in the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information set forth under the captions "Equity Compensation Plan Information", "Securities Ownership of Certain Beneficial Owners" and "Securities Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Certain Relationships and Related Transactions between Management and the Company" in the Proxy Statement is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

      United's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that United's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by United in the reports it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms. There were no significant changes made in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(A) (1) FINANCIAL STATEMENTS:


      The following consolidated financial statements of United Financial Corp. are included in Part II, Item 8 of this Annual Report as follows:


                                                        Pages in Annual Report
                                                        ----------------------


    INDEPENDENT AUDITORS' REPORTS                                          F-1

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                         F-3
      December 31, 2002 and 2001

    CONSOLIDATED STATEMENTS OF INCOME - YEARS ENDED                        F-4
      December 31, 2002, 2001, and 2000

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
    COMPREHENSIVE INCOME - YEARS ENDED                                     F-5
      December 31, 2002, 2001, and 2000

    CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED                    F-6
      December 31, 2002, 2001, and 2000

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-7

    (2) FINANCIAL STATEMENT SCHEDULES:

    Financial statement schedules have been omitted because they are inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

    (3) EXHIBITS.

      Exhibits are listed in the Exhibit Index beginning on page 41 of this report.

(B) REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 2002.

    None

(C) SEE ITEM 15(A)(3) ABOVE.

(D) SEE ITEM 15(A)(2) ABOVE.

                          SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNITED FINANCIAL CORP.

By: /s/ Kurt R. Weise                                By: /s/ Paula J. Delaney
      ------------------------------                       --------------------------------
      Kurt R. Weise                                        Paula J. Delaney
      Chairman and Chief Executive Officer           Chief Financial Officer
      (Principal Executive Officer)                        (Principal Financial and Accounting Officer)
      and Director

Date:    March 28, 2003                              Date:    March 28, 2003
        ----------------------------                         -------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ Larry D. Albert                              By: /s/ Dr. J. William Bloemendaal
      ------------------------------                       --------------------------------
      Larry D. Albert                                      Dr. J. William Bloemendaal
      Director                                             Director

Date:    March 28, 2003                              Date:    March 28, 2003
        ----------------------------                         ------------------------------


By: /s/ Kevin P. Clark                               By: /s/ Elliott L. Dybdal
      ------------------------------                       --------------------------------
      Kevin P. Clark                                       Elliott L. Dybdal
      Director                                             Director

Date:    March 28, 2003                              Date:    March 28, 2003
        ----------------------------                         ------------------------------


By: /s/ Steve L. Feurt                               By: /s/ Jerome H. Hentges
      ------------------------------                       --------------------------------
      Steve L. Feurt                                       Jerome H. Hentges
      Director                                             Director

Date:    March 28, 2003                              Date:    March 28, 2003
        ----------------------------                 ------------------------------


By: /s/ William L. Madison                           By: /s/ John M. Morrison
    ------------------------------                         ------------------------------
    William L. Madison                                     John M. Morrison
    Director                                               Director
Date:    March 28, 2003                              Date:    March 28, 2003
      ----------------------------                           ----------------------------

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

      I, Kurt R. Weise, certify that:

1.    I have reviewed this annual report on Form 10-K of United Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date     March 28, 2003                  /s/ Kurt R. Weise
    ------------------------             -----------------------------------
                                         Kurt R. Weise
                                         Chairman and Chief
                                         Executive Officer
                                         (Principal Executive
                                         Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

      I, Paula J. Delaney, certify that:

1.    I have reviewed this annual report on Form 10-K of United Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date     March 28, 2003                  /s/ Paula J. Delaney
    -----------------------              -----------------------------------
                                         Paula J. Delaney
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                INDEX TO EXHIBITS
                                -----------------

Exhibit No.                         Exhibit
----------- --------------------------------------------------------------------
3.1 Articles of Incorporation of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of UFC's Annual Report on Form 10-K dated March 31, 1998).
3.2 Bylaws of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of UFC's Annual Report on Form 10-K dated March 31, 1998).
10.1 Promissory Note issued by United Financial Corp. to Wells Fargo Bank Minnesota National Association, dated November 16, 2001 (incorporated by reference to Exhibit 10.1 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).
10.2 Second Amendment to Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated November 16, 2001 (incorporated by reference to Exhibit 10.2 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).
10.3 Service Agreement between United Financial Corp. and Central Financial Services, Inc., dated January 1, 2002 (incorporated by reference to Exhibit 10.3 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).
10.4 Service Agreement between Heritage Bank and Central Financial Services, Inc., dated January 1, 2002 (incorporated by reference to
            Exhibit 10.4 of UFC's Quarterly Report on Form 10-Q dated June 30,
            2002).
10.5* Management Retention Supplemental Retirement Income Salary Continuation Plan between Kevin Clark and Heritage Bank, revised January 10, 1996 (incorporated by reference to Exhibit 10.5 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).
10.6* Heritage Bank Supplemental Retirement Agreement between Heritage Bank and Steve L. Feurt, dated October 25, 1999 (incorporated by reference to Exhibit 10.6 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).
10.7 Indenture between United Financial Corp. and The Bank of New York, as trustee, dated July 16, 2001 (incorporated by reference to Exhibit 10.7 of UFC's Quarterly Report on Form 10-Q dated June 30,
            2002).
10.8 Amended and Restated Declaration of Trust of United Financial - Montana Capital Trust I among United Financial Corp. and the trustees, administrators and holders named therein, dated July 16, 2001 (incorporated by reference to Exhibit 10.8 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).
10.9 Guarantee Agreement between United Financial Corp. and The Bank of New York, as trustee, dated July 16, 2001 (incorporated by reference to Exhibit 10.9 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).
10.10 United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.10 of UFC's Quarterly Report on Form 10-Q dated June 30, 2002).
10.11 Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated November 17, 1999(incorporated by reference to Exhibit 10.11 of UFC's Quarterly Report on Form 10-Q dated September 30, 2002).
10.12 First Amendment to Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated September 29, 2000(incorporated by reference to Exhibit 10.12 of UFC's Quarterly Report on Form 10-Q dated September 30, 2002).
10.13 Revolving Line of Credit Note between Wells Fargo Bank Minnesota National Association and United Financial Corp. dated October 30, 2002.
10.14 Credit Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp. dated October 30, 2002.
10.15 General Pledge Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp. dated October 30, 2002.

21.1        Subsidiaries List.
23.1        Consent of Moss Adams LLP.
23.2        Consent of KPMG LLP.
99.1 Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensation plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(a)-3 of the Annual Report.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

Moss Adams LLP

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
United Financial Corp. and Subsidiaries
Great Falls, Montana

We have audited the accompanying consolidated statements of financial condition of United Financial Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Moss Adams LLP

Spokane, Washington
February 14, 2003

KPMG LLP






                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
United Financial Corp.:

We have audited the accompanying consolidated statements of income, stockholders' equity and comprehensive income, and cash flows of United Financial Corp. and subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of United Financial Corp. and subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

Billings, Montana
February 16, 2001

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                     DECEMBER 31,
                                                             ---------------------------
                               ASSETS                            2002            2001
                                                             ------------    -----------
Cash and cash equivalents                                    $ 33,223,713     22,026,493
Securities available-for-sale                                  60,936,117     73,262,867
Restricted stock, at cost                                       4,326,800      3,993,600
Loans held for sale                                            13,647,657      7,713,306
Loans receivable, net                                         250,431,226    260,524,282
Accrued interest receivable                                     2,525,102      2,768,684
Premises and equipment, net                                     7,667,968      6,609,322
Real estate and other personal property owned                     586,176        667,528
Deferred tax asset, net                                           154,807        553,534
Goodwill, net of accumulated amortization                       3,429,177      3,076,065
Identifiable intangibles, net of accumulated amortization              --        398,710
Other assets                                                    1,051,057      1,135,675
                                                             ------------    -----------
                                                             $377,979,800    382,730,066
                                                             ============    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Non-interest bearing deposits                           $ 48,227,093     46,688,634
     Interest bearing deposits                                238,753,015    235,711,604
     Federal Home Loan Bank advances                           38,000,000     50,500,000
     Securities sold under agreements to repurchase            12,787,240      9,603,651
     Line of credit                                               700,000      1,000,000
     Federal funds purchased                                           --      1,000,000
     Advances from borrowers for taxes and insurance              103,777        163,668
     Income taxes payable                                         264,489        503,308
     Accrued interest payable                                   1,410,091      1,928,736
     Trust preferred securities                                 3,000,000      3,000,000
     Accrued expenses and other liabilities                     1,308,277      1,188,303
                                                             ------------    -----------
           Total liabilities                                  344,553,982    351,287,904
                                                             ------------    -----------
Minority interest                                               2,950,090      2,844,947
                                                             ------------    -----------

Commitments and contingencies  (Note 24)

Stockholders' equity:
     Preferred stock, no par value; authorized 2,000,000
        shares; no shares issued and outstanding                       --             --
     Common stock, no par value; authorized 8,000,000
        shares; 1,626,150 and 1,625,967  shares issued
        at December 31, 2002 and 2001, respectively            27,166,756     23,950,437
     Retained earnings, substantially restricted                2,476,481      4,339,060
     Accumulated other comprehensive income,
        net of taxes                                              832,491        307,718
                                                             ------------    -----------
           Total stockholders' equity                          30,475,728     28,597,215
                                                             ------------    -----------
                                                             $377,979,800    382,730,066
                                                             ============    ===========

See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                        YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2002            2001            2000
                                                              ------------     -----------     -----------
Interest income:
    Loans receivable                                          $ 19,496,789      22,375,775      20,950,657
    Mortgage-backed securities                                   2,797,584       2,910,051       3,898,950
    Other investment securities                                    807,737         953,251         495,207
    Other interest-earning assets                                  535,672         643,033         395,117
                                                              ------------     -----------     -----------
          Total interest income                                 23,637,782      26,882,110      25,739,931
                                                              ------------     -----------     -----------

Interest expense:
    Deposits                                                     7,528,936      10,936,144      10,703,543
    Federal Home Loan Bank advances                              2,716,697       3,198,764       3,444,117
    Securities sold under agreements to repurchase                 277,683         487,822         672,773
    Other borrowings                                                36,307          95,738         135,222
    Trust preferred securities                                     176,678         105,980              --
                                                              ------------     -----------     -----------
          Total interest expense                                10,736,301      14,824,448      14,955,655
                                                              ------------     -----------     -----------
          Net interest income                                   12,901,481      12,057,662      10,784,276

Provision for loan losses                                        1,170,000       1,640,125       1,628,569
                                                              ------------     -----------     -----------

          Net interest income after provision for
             loan losses                                        11,731,481      10,417,537       9,155,707
                                                              ------------     -----------     -----------

Non-interest income:
    Gain on sale of loans                                        3,955,216       3,426,147       2,269,504
    Loan servicing fees                                            172,440         222,955         296,474
    Customer service charges                                       949,292         788,310         569,246
    Gain on sale of securities                                      87,322         157,916              --
    Other                                                          235,908         319,070         701,295
                                                              ------------     -----------     -----------
          Total non-interest income                              5,400,178       4,914,398       3,836,519
                                                              ------------     -----------     -----------

Non-interest expense:
    Compensation and benefits                                    6,534,326       6,004,634       5,165,880
    Occupancy and equipment                                      1,600,628       1,432,772       1,139,624
    Data processing fees                                           795,794         761,517         671,237
    Management fees                                                484,315         378,828         348,053
    Marketing and business development                             282,410         244,089         246,019
    Telephone and postage                                          334,283         327,029         297,386
    Legal and accounting                                           469,409         440,730         304,820
    Other                                                        1,540,342       1,578,240       1,376,605
                                                              ------------     -----------     -----------
          Total non-interest expense                            12,041,507      11,167,839       9,549,624
                                                              ------------     -----------     -----------
          Income before income taxes and minority interest       5,090,152       4,164,096       3,442,602

Income taxes                                                     1,922,495       1,633,306       1,287,477
                                                              ------------     -----------     -----------
          Income before minority interest                        3,167,657       2,530,790       2,155,125

Minority interest                                                 (212,402)       (156,065)       (151,171)
                                                              ------------     -----------     -----------

          Net income                                          $  2,955,255       2,374,725       2,003,954
                                                              ============     ===========     ===========

Basic earnings per share                                      $       1.82            1.42            1.11
                                                              ============     ===========     ===========

Diluted earnings per share                                    $       1.79            1.41            1.11
                                                              ============     ===========     ===========

See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 2002, 2001 and 2000

                                                                                           ACCUMULATED
                                                                                              OTHER           TOTAL
                                                            COMMON           RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                                            STOCK            EARNINGS     INCOME (LOSS)        EQUITY
                                                         ------------       ----------    -------------    -------------
Balances at December 31, 1999                            $ 27,069,930        3,250,876       (961,850)       29,358,956

Comprehensive income:
    Net income                                                     --        2,003,954             --         2,003,954
    Decrease in net unrealized losses on securities
      available-for-sale, net of reclassification
      adjustment                                                   --               --        881,895           881,895
                                                                                                            -----------

        Total comprehensive income                                                                            2,885,849
                                                                                                            -----------

Dividends declared ($.95 per share)                                --       (1,713,724)            --        (1,713,724)

Treasury shares purchased at cost
    (40,700 shares)                                          (583,601)              --             --          (583,601)
                                                         ------------       ----------       --------       -----------

Balances at December 31, 2000                              26,486,329        3,541,106        (79,955)       29,947,480

Comprehensive income:
    Net income                                                     --        2,374,725             --         2,374,725
    Decrease in net unrealized loss on securities
      available-for-sale, net of reclassification
      adjustment                                                   --               --        387,673           387,673
                                                                                                            -----------

        Total comprehensive income                                                                            2,762,398
                                                                                                            -----------

Issuance of 264 shares; employee stock options                  3,570               --             --             3,570

Dividends declared ($.95 per share)                                --       (1,576,771)            --        (1,576,771)

Treasury shares purchased at cost
    (151,140 shares)                                       (2,539,462)              --             --        (2,539,462)
                                                         ------------       ----------       --------       -----------

Balances at December 31, 2001                              23,950,437        4,339,060        307,718        28,597,215

Comprehensive income:
    Net income                                                     --        2,955,255             --         2,955,255
    Increase in net unrealized gain on securities
      available-for-sale, net of reclassification
      adjustment                                                   --               --        524,773           524,773
                                                                                                            -----------

        Total comprehensive income                                                                            3,480,028
                                                                                                            -----------

Issuance of 225 shares; employee stock options                  3,300               --             --             3,300

Dividends declared ($1.00 per share)                               --       (1,604,815)            --        (1,604,815)

10% stock dividend                                          3,213,019       (3,213,019)                              --
                                                         ------------       ----------       --------       -----------

Balances at December 31, 2002                            $ 27,166,756        2,476,481        832,491        30,475,728
                                                         ============       ==========       ========       ===========

                                                                    ----------------------------------------
Disclosure of reclassification amount:                                  2002          2001          2000
                                                                    ----------------------------------------
    Unrealized holding gains  arising during the period             $ 1,001,668      844,521      1,437,089
    Tax  benefit                                                       (380,634)    (321,514)      (552,488)
                                                                    -----------     --------     ----------
        Net after tax                                                   621,034      523,007        884,601
                                                                    -----------     --------     ----------
    Reclassification adjustment for gains included in net income        (87,322)    (157,916)            --
    Tax expense                                                          33,182       60,008             --
                                                                    -----------     --------     ----------
        Net after tax                                                   (54,140)     (97,908)            --

    Portion of unrealized gain allocated to minority interest           (42,121)     (37,426)        (2,706)
                                                                    -----------     --------     ----------
        Net change in unrealized gain on availiable-for-sale
           securities                                               $   524,773      387,673        881,895
                                                                    ===========     ========     ==========

See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                       YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------------
                                                                                 2002            2001            2000
                                                                            -------------    ------------    ------------
Cash flows from operating activities:
      Net income                                                            $   2,955,255       2,374,725       2,003,954
      Adjustments to reconcile net income to net cash
           provided (used) by operating activities:
               Provision for loan losses                                        1,170,000       1,640,125       1,628,569
               Amortization of goodwill and identifiable intangibles               45,598         259,421         259,196
               Depreciation                                                       657,492         604,668         500,167
               Net gain on sale of premises and equipment                          (1,801)         (1,292)         (5,807)
               Deferred income tax expense (benefit)                               49,073        (371,182)        (33,814)
               Amortization/accretion of premiums and discounts
                    on securities and loans, net                                  (15,356)         61,647         133,253
               Gain on sale of investment securities                              (87,322)       (157,916)             --
               Gain on sale of real estate owned                                       --         (46,456)             --
               Writedown of loan premium                                          232,542              --              --
               Mortgage loans originated and held for sale                   (202,918,074)   (172,228,007)   (110,510,643)
               Proceeds from sales of mortgage loans held for sale            196,751,181     167,495,540     108,720,915
               FHLB stock dividends                                              (238,200)       (242,100)       (208,100)
               Decrease (increase) in accrued interest receivable                 243,582         582,178        (707,302)
               Decrease (increase) in other assets                                 84,618         (26,989)       (159,793)
               Increase (decrease) in income taxes payable                       (238,819)        194,678        (197,232)
               Increase (decrease) in accrued interest payable                   (518,645)       (546,208)        888,315
               Increase in accrued expenses and other liabilities                 119,974          32,517         380,058
               Net change in minority interest                                     63,022          18,633         151,171
                                                                            -------------    ------------    ------------
                         Net cash provided (used) by operating
                             activities                                        (1,645,880)       (356,018)      2,842,907
                                                                            -------------    ------------    ------------

Cash flows from investing activities:
      Net (increase) decrease in loans receivable                               7,960,049     (10,816,854)    (27,393,985)
      Purchases of securities available-for-sale                              (59,994,142)    (46,263,354)     (7,834,019)
      Proceeds from maturities, calls and paydowns and sales
           of securities available-for-sale                                    73,340,118      43,847,274       9,570,153
      Proceeds from redemption of FHLB stock                                           --              --          31,300
      Purchases of restricted stock                                               (95,000)        (42,850)       (271,300)
      Purchase of Valley Bancorp, Inc. stock                                           --        (831,251)     (1,923,050)
      Purchases of premises and equipment                                      (1,722,033)       (800,251)     (2,350,777)
      Proceeds from sale of premises and equipment                                 27,800          37,050          26,100
      Proceeds from sale of real estate and other personal
           property owned                                                       1,093,212         706,059         105,045
      Additions of real estate and other personal
           property owned                                                         (68,957)        (26,877)        (55,476)
      Acquired cash and cash equivalents of Valley
           Bancorp, Inc.                                                               --              --       1,205,576
                                                                            -------------    ------------    ------------
                         Net cash provided (used) by investing activities      20,541,047     (14,191,054)    (28,890,433)
                                                                            -------------    ------------    ------------

Cash flows from financing activities:
      Net increase in deposits                                                  4,579,870      21,220,952      31,215,127
      Proceeds from FHLB advances                                              14,000,000      25,000,000      26,000,000
      Payments on FHLB advances                                               (26,500,000)    (26,675,000)    (20,250,000)
      Advances on line of credit                                                       --       1,750,000       1,555,000
      Payments on line of credit                                                 (300,000)     (2,000,000)       (305,000)
      Net increase (decrease) in securities sold under
           repurchase agreements                                                3,183,589      (1,762,048)       (180,260)
      Net increase (decrease) in federal funds purchased                       (1,000,000)      1,000,000      (1,750,000)
      Net increase (decrease) in advances from borrowers
           for taxes and insurance                                                (59,891)       (298,401)         53,908
      Issuance of  trust preferred securities                                          --       3,000,000              --
      Proceeds from issuance of common stock                                        3,300           3,570              --
      Purchase of treasury stock                                                       --      (2,539,462)       (583,601)
      Dividends paid to stockholders                                           (1,604,815)     (1,576,771)     (1,713,724)
                                                                            -------------    ------------    ------------
                         Net cash provided (used) by financing activities      (7,697,947)     17,122,840      34,041,450
                                                                            -------------    ------------    ------------
Net increase in cash and cash equivalents                                      11,197,220       2,575,768       7,993,924

Cash and cash equivalents at beginning of year                                 22,026,493      19,450,725      11,456,801
                                                                            -------------    ------------    ------------
Cash and cash equivalents at end of year                                    $  33,223,713      22,026,493      19,450,725
                                                                            =============    ============    ============

Cash paid during the year for:
      Interest, approximately                                               $  11,255,000      15,369,000      14,074,000
      Income taxes, approximately                                               2,113,000       1,810,000       1,519,000
                                                                            =============    ============    ============

See accompanying notes to consolidated financial statements.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000



(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   GENERAL

            The accompanying consolidated financial statements include the accounts of United Financial Corp. (UFC), a bank holding company headquartered in Great Falls, Montana, UFC's wholly-owned subsidiary, Heritage Bank and, effective January 1, 2000, UFC's majority-owned subsidiary Valley Bancorp, Inc. (Valley). UFC owned 65.32% of the outstanding stock of Valley at both December 31, 2002 and 2001 compared to 56.52% at December 31, 2000. UFC, Heritage Bank, and Valley are herein referred to collectively as United. The aggregate purchase price of all shares of Valley purchased by UFC to date is approximately $7.2 million. Valley had assets of approximately $74.5 million, deposits of approximately $61.8 million and stockholders' equity of approximately $8.5 million at December 31, 2002. UFC's wholly-owned subsidiary, United Financial-Montana Capital Trust I administers the $3.0 million of Capital Trust Pass-Through Securities (See Note 12). All significant intercompany balances and transactions have been eliminated in consolidation.

            UFC's banking business in Montana is conducted through its wholly-owned subsidiary, Heritage Bank, and in Arizona is conducted through Valley Bank of Arizona (Valley Bank), the wholly-owned subsidiary of Valley. Heritage Bank and Valley Bank are collectively referred to herein as the subsidiary banks. United, through its subsidiary banks, provides a full range of banking services to individual and corporate customers in twelve Montana communities and Phoenix and Scottsdale, Arizona. Heritage Bank is a state-chartered commercial bank with locations in Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls, Hamilton, Havre, Kalispell, Libby, Missoula and Shelby, Montana. Valley Bank is a state-chartered commercial bank with locations in Phoenix and Scottsdale, Arizona. The subsidiary banks are engaged in the community banking business of attracting deposits from the general public through their offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in their market areas in Montana and Arizona. A majority of the subsidiary banks' banking business is conducted in the Great Falls and Phoenix areas. Based on total assets, 43% of United's assets are located at Heritage Bank's Great Falls locations and 18% at Valley Bank's Phoenix location. The subsidiary banks are subject to competition from other financial service providers. UFC and its subsidiary banks are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

            The subsidiary banks' financial condition and results of operations, and therefore the financial condition and results of operations of United, are dependent primarily on net interest income and fee income. The subsidiary banks' financial condition and results of operations are also significantly influenced by local and national economic conditions, changes in market interest rates, governmental policies, tax laws and the actions of various regulatory agencies.

            The financial statements for 2000 included the accounts of Heritage State Bank (Heritage State) a state-chartered commercial bank formed in August 1998 to acquire a portion of the business of a failed bank in Fort Benton, Montana. Effective January 1, 2001, Heritage Bank merged into Heritage State's state banking charter. Effective at the time of the merger, Heritage State changed its name to Heritage Bank and relocated its main office to Great Falls, Montana.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


            Heritage Bank also holds a 14% ownership interest in Bankers' Resource Center, a computer data center. A former wholly-owned subsidiary of Heritage Bank, Community Service Corporation (CSC), was inactive in 2000 and the corporation was dissolved in 2001.

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

            Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. Management believes the allowance for loan losses is adequate, however, future additions to the allowance may be necessary based on changes in factors affecting the borrowers' ability to repay. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require United to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

      (C)   CASH EQUIVALENTS

            For purposes of the consolidated statements of cash flows, United considers all cash, daily interest demand deposits, amounts due from banks and interest-bearing deposits with banks with original maturities of three months or less to be cash equivalents.

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

                        December 31, 2002, 2001 and 2000


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

      (F)   ALLOWANCE FOR LOAN LOSSES

            The allowance for loan losses is based on management's evaluation of the adequacy of the allowance, including an assessment of United's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and independent appraisals.

            Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged off. The allowance is reduced by loans charged off. Loans are charged off when management believes the loan's principal balance, or a portion thereof, is no longer collectable.

            United also provides an allowance for losses on specific loans which are deemed to be impaired. Groups of small balance homogeneous loans (generally consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that United will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan's original agreement. When a specific loan is determined to be impaired, the allowance for loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan's effective interest rate, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, is used in place of discounted cash flows. Generally, when a loan is deemed impaired, current period interest previously accrued but not collected is reversed against current period interest income. Income on such impaired loans is then recognized only to the extent that cash in excess of any amounts charged off to the allowance for loan losses is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

      (G)   LOANS HELD FOR SALE

            Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. United expects the loans to be sold with no gain or loss, in the short-term.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


      (H)   GOODWILL AND IDENTIFIABLE INTANGIBLES

            Goodwill and identifiable intangibles represent the excess of cost over the fair value of the net assets at the date of acquisition. Identifiable intangibles are amortized to expense using the straight-line method over 5 to 15 years. UFC recorded $95,449 and $493,567 of goodwill in 2001 and 2000, respectively, related to the acquisition of Valley shares. No goodwill was recorded in 2002.

            Effective January 1, 2002, United adopted FAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of FAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 to 25 years. United did not incur any goodwill impairment in 2002 in adopting FAS 142.

      (I)   RESTRICTED STOCK INVESTMENTS

            Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula and is carried at cost on the statement of financial condition. The stock is pledged as security for advances from the FHLB. During 2002, the FHLB revised its capital structure from the issuance of one class of stock to two, B(1) and B(2) stock. B(1) stock can be sold back to the FHLB at cost, but is restricted as to purchase, sale, and redemption. Class B(2) is not a required investment for institutions and is not restricted as to purchase and sale, but has the same redemption restrictions as class B(1) stock. Included in restricted stock on the statement of financial condition, Heritage Bank has $3,908,800 and $0 of class B(1) and B(2) stock, respectively at December 31, 2002. Heritage Bank held $3,676,200 of FHLB stock at December 31, 2001. Valley Bank has also included in restricted stock, $202,000 and $0 of class B(1) and B(2) stock, respectively at December 31, 2002. In addition to FHLB stock, Valley Bank has $216,000 in Federal Reserve Bank (FRB) stock at December 31, 2002. At December 31, 2001, Valley Bank had $101,400 and $216,000 in FHLB and FRB stock, respectively.

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

      (L)   STOCK REPURCHASED

            In January 1999, UFC's Board of Directors (the Board) approved a stock repurchase plan, which was extended in July 1999. Under the plan UFC could buy up to 93,390 shares or $2,037,600 of UFC's

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


            common stock. At December 31, 1999, UFC had repurchased 50,600 shares for a total of $931,649, at an average price of $18.41. This stock repurchase program ended in January 2000.

            In May 2000, the Board approved a second stock repurchase plan for a period of one year, to buy back 110,000 shares of UFC's common stock. Total shares repurchased under this plan were 59,950 for $889,326, an average price of $14.83. This stock repurchase program ended in May 2001.

            In September 2002, a third stock repurchase plan was approved by the Board to repurchase up to 81,300 shares or $1,707,300 of UFC's common stock. No shares have been repurchased under this plan and at December 31, 2002, total shares available under this plan were 81,300.

            In a privately negotiated transaction in May 2001, UFC repurchased 131,890 shares of its common stock at $16.94 for a total of $2,233,737.

            Total shares repurchased under the three plans described above and the private transaction were 242,440 for a total of $4,054,712. UFC used existing funds, its line of credit, and proceeds from the trust preferred issue (see Note 12) to finance the repurchases.

      (M)   STOCK-BASED COMPENSATION

            At December 31, 2002, United has a stock-based employee compensation plan, which is described more fully in Note 1819. United accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if United had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                                    YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------
                                                                         2002             2001               2000
                                                                    ------------      ------------     --------------

Net income:  As reported                                            $ 2,955,255          2,374,725          2,003,954
Deduct:  Total stock-based employee compensation
    expense determined under fair value based method for
    all awards, net of related tax effects                              (81,931)           (37,614)           (25,755)
                                                                    -----------       ------------       ------------
Pro forma net income                                                $ 2,873,324          2,337,111          1,978,199
                                                                    ===========       ============       ============
Earnings per share:
  Basic - as reported                                               $      1.82            1.42               1.11
                                                                    ===========       ============       ============
  Basic - pro forma                                                 $      1.77            1.39               1.09
                                                                    ===========       ============       ============
  Diluted - as reported                                             $      1.79            1.41               1.11
                                                                    ===========       ============       ============
  Diluted - pro forma                                               $      1.75            1.39               1.09
                                                                    ===========       ============       ============


      (N)   INCOME TAXES

            Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


            respective tax bases. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in tax expense in the period that includes the enactment date.

      (O)   EARNINGS PER SHARE

            Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method.

            On May 21, 2002, a 10% stock dividend was approved by the Board, payable June 28, 2002, to shareholders of record on June 24, 2002. As a result, all per share amounts from time periods prior to this date have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash. The net effect on United's stockholders'equity as a result of the 10% stock dividend was to reduce retained earnings and increase common stock by $3.2 million, respectively.

      (P)   LONG-LIVED ASSETS

            Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset's fair value, which may be estimated by discounting the expected future cash flows. At December 31, 2002 and 2001, there were no assets that were considered impaired. There were no impairment losses recognized during 2002, 2001 or 2000.

      (Q)   MORTGAGE SERVICING RIGHTS

            United recognizes as assets the rights to service mortgage loans for others, whether acquired or internally originated. Servicing assets are initially recorded at fair value based on comparable market quotes and are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are periodically evaluated for impairment by stratifying the servicing assets based on predominant risk characteristics of the underlying loans including loan type, note rate and loan term. Servicing assets are included in other assets on the accompanying consolidated statements of financial condition.

      (R)   COMPREHENSIVE INCOME

            United is required to report its comprehensive income, which includes net income as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders, in a separate statement. United's only significant element of other comprehensive income is unrealized gains and losses on securities available-for-sale, net of tax effects.

      (S)   RECLASSIFICATIONS

            Certain reclassifications have been made to the 2001 and 2000 amounts to conform to the 2002 presentation.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


      (T)   NEW ACCOUNTING PRONOUNCEMENTS

            On April 30, 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. United believes that the adoption of SFAS No. 145 did not have a material impact on United's financial position or results of operations.

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

            In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment to FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


            United's adoption of SFAS No. 148 did not have a material impact on United's financial position or results of operations. United has elected to continue recognizing employee stock options under APB No. 25, as permitted by this statement. In addition, the disclosures in United's financial statements reflect the guidance provided by SFAS No. 148.

(2)   CASH ON HAND AND IN BANKS

      The subsidiary banks are required to maintain an average reserve balance with the FRB, or maintain such reserve in cash on hand. The amount of this required reserve balance at December 31, 2002 and 2001 was approximately $2,036,000 and $1,289,000, respectively. An additional $25,000 compensating balance is required to be maintained with the FRB for check clearing services.

      United places its cash with high credit quality institutions. The amount on deposit fluctuates, and at times exceeds the insured limit by the Federal Deposit Insurance Corporation, which potentially subjects United to credit risk.

(3)   SECURITIES AVAILABLE-FOR-SALE

      The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale at December 31 are as follows:



                                                          2002
                                  -----------------------------------------------------------

                                                     GROSS           GROSS          ESTIMATED
                                   AMORTIZED      UNREALIZED       UNREALIZED         FAIR
                                     COST            GAINS           LOSSES           VALUE
                                  -----------     ----------      -----------      ----------
U.S. Government and
   federal agencies               $13,793,090        238,418               --      14,031,508
Mortgage-backed
   securities                      42,194,844      1,059,922               --      43,254,766
Municipal bonds                     1,945,287         53,712               --       1,998,999
Corporate bonds and
   equity securities                1,525,493        125,351               --       1,650,844
                                  -----------     ----------      -----------      ----------

                                  $59,458,714      1,477,403               --      60,936,117
                                  ===========     ==========      ===========      ==========

                                                           2001
                                  -----------------------------------------------------------


                                                     GROSS            GROSS         ESTIMATED
                                   AMORTIZED       UNREALIZED       UNREALIZED        FAIR
                                      COST           GAINS            LOSSES         VALUE
                                  -----------     ----------      -----------      ----------
U.S. Government and
   federal agencies               $30,438,554        338,269          (70,022)     30,706,801
Mortgage-backed
   securities                      38,937,680        399,674          (55,724)     39,281,630
Municipal bonds                     1,783,502          7,527          (45,825)      1,745,204
Corporate bonds and
   equity securities                1,542,276            731          (13,775)      1,529,232
                                  -----------     ----------      -----------      ----------

                                  $72,702,012        746,201         (185,346)     73,262,867
                                  ===========     ==========      ===========      ==========

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


      Maturities of securities available-for-sale by contractual maturity at December 31, 2002 are shown below. Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities. At December 31, 2002 and 2001, market values of variable rate securities included in securities available-for-sale are $19,339,670 and $12,398,040, respectively.

                                                                      ESTIMATED
                                                      AMORTIZED         FAIR
                                                         COST          VALUE
                                                  -------------   -------------
     Due within one year                          $  299,   274         299,274
     Due after one year through five years            3,586,678       3,647,456
     Due after five years through ten years           9,991,306      10,296,740
     Due after ten years                              3,386,612       3,437,881
                                                  -------------   -------------

     Mortgage-backed securities                      42,194,844      43,254,766
                                                  -------------   -------------

                                                  $  59,458,714      60,936,117
                                                  =============   =============

      United has not entered into any swaps, options, or futures contracts. Included in the municipal bonds and U.S. Government and federal agencies security amounts are investments which have call features. At December 31, 2002, United had securities callable within one year with amortized cost and estimated fair value of $10,818,273 and $10,953,771, respectively. The securities are primarily included in the due after five years through ten years category in the table above.

      Gross proceeds from sales of securities were $3,103,025 and $6,804,564 for the years ended December 31, 2002 and 2001, respectively, resulting in gross gains of $87,322 in 2002 and $157,916 in 2001. There were no sales of securities available-for-sale during the year ended December 31, 2000.

      There are no significant concentrations of investments at December 31, 2002 (greater than 10% of stockholders' equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

      At December 31, 2002 and 2001, investment securities available-for-sale were pledged as follows:


                                                        2002                                    2001
                                         ---------------------------------------------------------------------------
                                                             ESTIMATED FAIR                           ESTIMATED FAIR
PLEDGED TO SECURE:                       AMORTIZED COST           VALUE           AMORTIZED COST           VALUE
-----------------------------------      --------------     ----------------      --------------      --------------
Repurchase agreements                      $12,869,297         13,079,611           15,777,168          15,906,997
FHLB advances                               18,236,077         18,648,152           21,002,294          21,004,805
Public and nonpublic deposits,
  federal funds purchased
  and other                                 14,882,743         15,360,600           23,700,280          24,040,538
                                           -----------         ----------           ----------          ----------
                                            45,988,117         47,088,363           60,479,742          60,952,340
Unpledged                                   13,470,597         13,847,754           12,222,270          12,310,527
                                           -----------         ----------           ----------          ----------
                                           $59,458,714         60,936,117           72,702,012          73,262,867
                                           ===========         ==========           ==========          ==========

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


(4)   LOANS RECEIVABLE, NET

      Loans receivable, net of unamortized net deferred loan fees, at December 31 are summarized as follows:


                                                                              2002               2001
                                                                        ----------------   -----------------
    First mortgage loans and contracts secured by real estate           $  73,801,359         81,588,470
    Commercial real estate loans                                           72,992,566         77,627,030
    Commercial loans                                                       59,427,705         60,578,808
    Auto and other consumer loans                                          25,331,132         23,970,037
    Second mortgage consumer loans                                          5,558,925          5,438,463
    Agricultural loans                                                     14,548,002         11,606,658
    Tax exempt municipal loans                                              1,468,858          1,684,846
    Savings account and other loans                                           875,500          1,532,563
                                                                       ----------------   -----------------
                                                                          254,004,047        264,026,875
        Less:  Allowance for loan losses                                    3,572,821          3,502,593
                                                                       ----------------   -----------------
                                                                       $  250,431,226        260,524,282
                                                                       ================   =================

      A summary of activity in the allowance for loan losses for the years ended December 31 follows:

                                        2002            2001            2000
                                    -----------      ----------      ----------

      Balance, beginning of year    $ 3,502,593       2,525,545       1,585,819
      Balance acquired                       --              --         392,857
      Provision for loan losses       1,170,000       1,640,125       1,628,569
      Losses charged off             (1,189,078)       (700,614)     (1,137,661)
      Recoveries                         89,306          37,537          55,961
                                    -----------      ----------      ----------
      Balance, end of year          $ 3,572,821       3,502,593       2,525,545
                                    ===========      ==========      ==========

      Loans receivable include approximately $104,788,000 and $93,381,000 in adjustable rate loans at December 31, 2002 and 2001, respectively.

      Nonaccrual loans amounted to approximately $339,000 and $2,114,000 at December 31, 2002 and 2001, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $88,000, $224,000 and $264,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Loans contractually past due ninety days or more aggregating approximately $553,000 and $294,000 as of December 31, 2002 and 2001, respectively, were on accrual status. Such loans are deemed adequately secured and in the process of collection.

       Impaired loans at December 31, 2002 and 2001 were approximately $912,000 and $2,724,000, respectively. The allowance associated with impaired loans included in the allowance for loan losses at December 31, 2002 and 2001 were approximately $184,000 and $640,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2002, and 2001 was approximately $1,818,000and $1,962,000, respectively. Interest income recognized on impaired loans during 2002, 2001 and 2000 was approximately $48,300, $13,000, and $128,000, respectively.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


      At December 31, 2002, United had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.

      At December 31, 2002 and 2001 approximately $41,269,000 and $44,423,000, respectively, of United's loans receivable are obligations of customers located outside of United's market area.

      United is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit and involve, to varying degrees, elements of credit risk. United's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. United uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

      Financial instruments outstanding at December 31 whose contract amounts represent credit risk include:


                                                               2002           2001
                                                           -----------     ----------
      Unused lines of credit                               $34,469,000     35,931,000
      Commitments outstanding - variable rate                1,844,000      1,028,000
      Unfunded commitments under Bankcard arrangements       2,564,000      2,643,000
      Letters of credit                                        521,000        169,000


      The majority of the subsidiary bank's loans, commitments, and standby letters of credit have been granted to customers in the subsidiary bank's market area, primarily in central and western Montana and Phoenix and Scottsdale, Arizona. Substantially all such customers are also depositors of the subsidiary banks. The concentrations of credit by type of loan are set forth above. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Outstanding commitments and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2002 and 2001.

(5)   ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable at December 31 is summarized as follows:

                                                     2002          2001
                                               ----------     ---------

      Loans receivable                         $2,108,746     2,259,470
      Mortgage-backed securities                  191,103       200,687
      Investment securities                       213,816       285,192
      Time deposits in banks and other
         interest-earning assets                   11,437        23,335
                                               ----------     ---------

                                               $2,525,102     2,768,684
                                               ==========     =========

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


(6)   PREMISES AND EQUIPMENT

      Premises and equipment at December 31 are summarized as follows:

                                               2002             2001
                                       ------------       ----------

Land                                   $  1,479,441        1,180,331
Building and improvements                 5,480,053        4,399,859
Furniture, fixtures and equipment         3,806,767        3,107,864
Construction in progress                     14,225          410,396
                                       ------------       ----------
                                         10,780,486        9,098,450
Accumulated depreciation                 (3,112,518)      (2,489,128)
                                       ------------       ----------

                                       $  7,667,968        6,609,322
                                       ============       ==========

(7)   REAL ESTATE AND OTHER PERSONAL PROPERTY OWNED

      During 2002 and 2001, United sold real estate and other personal property acquired through foreclosure with an aggregate book value of approximately $1,093,000 and $660,000, respectively, and reported a gain of $0 and approximately $46,000, respectively, on the sales. During 2000, United sold real estate and other personal property acquired through foreclosure with an aggregate book value of approximately $105,000 and reported no gain or loss.

      United transferred loans of $1,174,909, $474,466 and $330,365 to real estate and other personal property owned during the years ended December 31, 2002, 2001 and 2000 respectively.

(8)   GOODWILL AND OTHER INTANGIBLE ASSETS

      Acquired intangible assets are as follows at December 31:


                                                                  2002
                                             -----------------------------------------------
                                             GROSS CARRYING        ACCUMULATED         NET
                                                  AMOUNT          AMORTIZATION        AMOUNT
                                             --------------       ------------       -------
       Missoula Branch office purchase        $     108,316          (108,316)             -
       Hamilton Branch office purchase               75,000           (75,000)             -
                                             --------------       -----------        -------
            Total                             $     183,316          (183,316)             -
                                             ==============       ===========        =======


                                             GROSS CARRYING       ACCUMULATED          NET
                                                 AMOUNT           AMORTIZATION        AMOUNT
                                             --------------       ------------       -------
       Missoula Branch office purchase        $     108,316           (81,373)        26,943
       Hamilton Branch office purchase               75,000           (56,345)        18,655
       Fort Benton Branch intangibles
         (reclassified to goodwill in 2002)         454,000          (100,888)       353,112
                                             --------------       -----------        -------
            Total                             $     637,316           238,606        398,710
                                             ==============       ===========        =======

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


      Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $45,599, $39,085 and $39,085, respectively. No amortization expense is estimated for 2003 as the assets were fully amortized at December 31, 2002.

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

       Balance as of December 31, 2001                    $         3,076,065
       Goodwill reclassified from intangibles
        as of January 1, 2002                                         353,112
       Impairment losses                                                    -
                                                              ---------------
       Balance as of December 31, 2002                     $        3,429,177
                                                              ===============


      As discussed in Note 1, United adopted Statement 142 effective January 1, 2002. The following schedule presents reported net income for all periods presented exclusive of amortization expense recognized in those periods related to goodwill and identifiable intangibles. Beginning in January 2002, United is no longer required to expense its amortization of goodwill. Certain identifiable intangible assets were amortized in 2002 as disclosed above.


                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                       2002              2001             2000(1)
                                                                 -------------     ------------     ------------
     Reported net income                                         $   2,955,255        2,374,725        2,003,954
     Add back:  Goodwill amortization (net of tax effects)                  --          208,698          208,473
                                                                 -------------     ------------     ------------
     Adjusted net income                                         $   2,955,255        2,583,423        2,212,427
                                                                 =============     ============     ============

     Basic earnings per share:
     Reported net income                                         $        1.82             1.56             1.22
     Goodwill amortization                                                  --             0.13             0.12
     Adjusted net income                                         $        1.82             1.69             1.34

     Diluted earnings per share:
     Reported net income                                         $        1.79             1.55             1.22
     Goodwill amortization                                                  --             0.14             0.12
     Adjusted net income                                         $        1.79             1.69             1.34

            (1) Prior year information for 2000 is unaudited.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


(9)   DEPOSITS

      Deposits at December 31 are summarized as follows:


                                                                     2002                                 2001
                                               --------------------------------------------      ----------------------
                                                 WEIGHTED
                                               AVERAGE RATE           AMOUNT             %         AMOUNT           %
                                               ------------      --------------       ------     ----------       -----
      Demand accounts                                  0.00%     $   48,227,093         16.8     46,688,634       16.5%

      NOW and money market accounts                     .99%         59,752,373         20.8     50,990,350       18.1
      Savings accounts                                 1.52%         50,980,233         17.8     50,829,353       18.0

      Certificates of deposit:                 2.00 to 2.99%         56,447,126         19.7      7,874,721        2.8
                                               3.00 to 3.99%         22,658,324          7.9     20,564,901        7.3
                                               4.00 to 4.99%         17,245,916          6.0     40,629,821       14.4
                                               5.00 to 5.99%         18,823,059          6.6     36,390,647       12.9
                                               6.00 to 6.99%          9,327,799          3.3     22,123,273        7.8
                                               7.00 to 7.99%          3,518,185          1.1      6,308,538        2.2
                                                                 --------------     --------    -----------      -----

      Total certificates of deposit                    3.72%        128,020,409         44.6    133,891,901       47.4
                                                                 --------------     --------    -----------      -----

      Total interest-bearing deposits                  2.36%        238,753,015         83.2    235,711,604       83.5
                                                                 --------------     --------    -----------      -----

                                                       1.96%     $  286,980,108        100.0    282,400,238        100%
                                                                 ==============     ========    ===========      =====


      Scheduled maturities of certificates of deposit at December 31, 2002 are as follows:

          Due within one year                       $   88,009,624
          Due within two to three years                 35,751,555
          Due within four to five years                  4,259,230
                                                     -------------
                                                    $  128,020,409
                                                     =============

       Certificates of deposit of $100,000 or more are approximately $36,050,747 and $34,009,000 at December 31, 2002 and 2001, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

      Interest expense on deposits for the years ended December 31 is summarized as follows:

                                          2002          2001          2000
                                      -----------    ----------    ----------

      NOW and money market accounts   $   878,685     1,271,307     1,707,370
      Savings accounts                  1,025,967     1,515,306     2,002,317
      Certificates of deposit           5,624,284      8,149531     7,647,406
                                      -----------    ----------    ----------

                                      $ 7,528,936    10,936,144    10,703,543
                                      ===========    ==========    ==========

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(10)  FEDERAL HOME LOAN BANK ADVANCES

      Federal Home Loan Bank advances at December 31 are summarized as follows:


                                                                               2002             2001
                                                                            ------------   -----------
    2.70% to 6.01% fixed rate advances, interest payable monthly           $  34,000,000    46,500,000
    5.52% to 6.12% putable advances, put options exercisable quarterly,
       interest payable monthly                                                4,000,000     4,000,000

                                                                            ------------   -----------
                                                                           $  38,000,000    50,500,000
                                                                            ============   ===========

      The weighted average interest rate on these advances was 4.56% and 5.65% at December 31, 2002 and 2001, respectively.

      Contractual principal repayments on advances from the Federal Home Loan Bank subsequent to December 31, 2002 are as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
                  2003                               $   10,000,000
                  2004                                    6,000,000
                  2005                                   11,000,000
                  2006                                    4,000,000
                  2007                                    5,000,000
                  Thereafter                              2,000,000
                                                      -------------

                                                     $   38,000,000
                                                      =============


      Advances from the FHLB are secured by pledges of FHLB stock and a blanket assignment of Heritage Bank's unpledged, qualifying mortgage loans, mortgage-backed securities and U.S. Government and federal agency securities.

      During 2002, Heritage Bank had a Cash Management Advance (CMA) credit facility with a maximum allowable advance of $72,819,000, subject to available collateral limits. The CMA credit facility expired May 29, 2002. During the year ended December 31, 2002, there were no advances or repayments made on the CMA credit facility and there was no outstanding balance due as of December 31, 2002. The CMA credit facility is renewable upon request by Heritage Bank.

      At December 31, 2002, the current established available FHLB advance credit line for Heritage Bank was 25% of its assets. Valley Bank also has a FHLB advance credit line of 25% of its assets at December 31, 2002.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

      In December 2002, Heritage Bank repaid $8,000,000 in FHLB advances prior to their scheduled maturity dates. As a result, Heritage Bank incurred prepayment penalties in the form of interest expense on the repayments of $274,927. Interest expense on FHLB advances consists of the following:


                                                              YEARS ENDING DECEMBER 31,
                                                      ---------------------------------------
                                                          2002          2001          2000
                                                      ----------     ---------     ---------

Interest expense on contractual maturities            $2,441,770     3,198,764     3,444,117
Interest expense on prepayment of
   advances                                              274,927            --            --
                                                      ----------     ---------     ---------

                                                      $2,716,697     3,198,764     3,444,117
                                                      ==========     =========     =========



(11)  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

      Securities sold under agreements to repurchase at December 31 consist of the following:


                                                            2002
                           --------------------------------------------------------------------
                                                                                 ESTIMATED FAIR
                                                 WEIGHTED       BOOK VALUE           VALUE
                              REPURCHASE         AVERAGE       OF UNDERLYING     OF UNDERLYING
                               AMOUNT              RATE         SECURITIES         SECURITIES
                           --------------     -------------    -------------     --------------
To repurchase
    within:
   1 - 30 days             $    2,672,543          2.71%         2,962,883          2,976,892
   31 - 90 days                 1,064,935          3.83%         1,597,511          1,620,667
   Greater than 90
    days                        9,049,762          1.14%         8,308,903          8,482,052
                           --------------                       ----------         ----------
                           $   12,787,240          1.69%        12,869,297         13,079,611
                           ==============                       ==========         ==========

                                                           2001
                           --------------------------------------------------------------------
                                                                                 ESTIMATED FAIR
                                                 WEIGHTED       BOOK VALUE           VALUE
                              REPURCHASE         AVERAGE       OF UNDERLYING     OF UNDERLYING
                               AMOUNT              RATE         SECURITIES         SECURITIES
                           --------------     -------------    -------------     --------------
    To repurchase
      within:
    1 - 30 days            $    2,847,558          4.02%         3,674,611          3,718,569
    31 - 90 days                1,486,716          3.85%         2,497,990          2,488,855

    Greater than 90 days        5,269,377          3.45%         9,604,567          9,699,573
                           --------------                       ----------         ----------

                           $    9,603,651          3.68%        15,777,168         15,906,997
                           ==============                       ==========         ==========

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

      Securities underlying the agreements to repurchase are for the same securities originally sold and are held in a custodial account by a third party. For the year ended December 31, 2002 and 2001, securities sold under agreements to repurchase averaged approximately $9,908,000 and $8,745,000, respectively, and the maximum outstanding at any month end during the year was approximately $13,518,000 and $9,604,000, respectively.

(12)  TRUST PREFERRED SECURITIES

      In July 2001, UFC issued junior subordinated debentures, aggregating $3,000,000 to United Financial-Montana Capital Trust I (Trust). The Trust issued preferred securities, as part of a pooled issue, with an aggregate liquidation amount of $3,000,000 ($1,000 per capital security) to third-party investors. The junior subordinated debentures and cash are the sole assets of the Trust. The preferred securities are includable as Tier I capital for regulatory capital purposes. The offering price was $1,000 per capital security. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a semi-annual basis, which are included in interest expense. The variable interest rate resets on January 30 and July 30 of each year, based upon six month LIBOR plus 3.75%. The current interest rate reset on January 30, 2003 was 5.10%. The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly-owned by UFC. The junior subordinated debentures and preferred securities will mature on July 25, 2031. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, after five years at decreasing premiums with the permission of the Board of Governors of the Federal Reserve System (the Federal Reserve). UFC has provided a full and unconditional guarantee of the obligations of the Trust in the event of the occurrence of an event of default, as defined. Debt issuance costs totaling $118,812 were capitalized related to the debenture offering and are being amortized over the 10-year non-premium callable life of the preferred securities.

(13)  LINES OF CREDIT

      UFC has a line of credit of $3,000,000 with Wells Fargo with an interest rate of 1.75% over the Wells Fargo federal funds rate, which totaled 3.06% and 3.37% at December 31, 2002 and 2001. This line is secured by UFC's Heritage Bank stock and by UFC's Valley stock, and expires October 30, 2003. Interest is payable quarterly. Principal is payable at maturity. The principal balance outstanding at December 31, 2002 and 2001 was $700,000 and $1,000,000, respectively.

      Heritage Bank also has established a federal funds line with Wells Fargo. The total line is $10,000,000 with a daily interest rate equal to the Wells Fargo federal funds rate, which was 1.31% and 1.625% at December 31, 2002 and 2001. Advances up to $5,000,000 are unsecured, and advances over $5,000,000 are secured by investment securities. There were no amounts outstanding at December 31, 2002 or 2001.

      Valley Bank has a federal funds line of $3,000,000 at Wells Fargo at December 31, 2002 and 2001, with a daily interest rate equal to the Wells Fargo federal funds rate, which was 1.31% and 1.625% at December 31, 2002 and 2001. There were no amounts outstanding at December 31, 2002 and 2001. All outstanding principal and unpaid accrued interest is due and payable the next business day. Borrowings are secured by securities available-for-sale.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


      Also at Wells Fargo, Valley Bank has a $500,000 line of credit for letters of credit, secured by securities available-for-sale. The amount of unused line of credit, subject to the terms of the related agreement, at December 31, 2002 was $148,000. The line of credit is subject to an automatic renewal.

      In addition, Valley Bank has a federal funds line of $3,000,000 at M & I Thunderbird Bank (M & I) as of December 31, 2002 and 2001, with an interest rate equal to the M & I federal funds rate . The principal balance outstanding at December 31, 2002 and 2001 was $0and $1,000,000, respectively. All outstanding principal and unpaid accrued interest is due and payable two business days from the date of advance. Borrowings are secured by securities available-for-sale.

(14)  INCOME TAXES

      Income tax expense for the years ended December 31 is summarized as follows:

                                   FEDERAL            STATE           TOTAL
                                 -----------      ----------      ----------
       2002:
          Current                $ 1,549,144         324,278       1,873,422
          Deferred                    43,388           5,685          49,073
                                 -----------      ----------      ----------

                                 $ 1,592,532         329,963       1,922,495
                                 ===========      ==========      ==========
       2001:
          Current                $ 1,701,327         303,161       2,004,488
          Deferred                  (320,863)        (50,319)       (371,182)
                                 -----------      ----------      ----------

                                 $ 1,380,464         252,842       1,633,306
                                 ===========      ==========      ==========
       2000:
          Current                $ 1,128,159         193,132       1,321,291
          Deferred                   (71,352)         37,538         (33,814)
                                 -----------      ----------      ----------

                                 $ 1,056,807         230,670       1,287,477
                                 ===========      ==========      ==========


      Income tax expense for the years ended December 31 differs from "expected" income tax expense (computed by applying the Federal corporate income tax rate of 34% to income before income taxes) as follows:


                                                        2002            2001            2000
                                                    -----------      ----------      ----------

      Computed "expected" tax expense               $ 1,730,652       1,415,792       1,170,485
      Increase (decrease) resulting from:
         State taxes, net of Federal income tax
              effects                                   238,711         199,068         152,242
         Goodwill amortization                               --          64,624          64,548
         Tax-exempt interest                            (44,116)        (50,646)        (55,867)
          Other, net                                     (2,752)          4,468         (43,931)
                                                    -----------      ----------      ----------

                                                    $ 1,922,495       1,633,306       1,287,477
                                                    ===========      ==========      ==========

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


      Differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:


                                                                                2002            2001
                                                                            -----------     -------------
    Deferred tax assets:
       Loans, principally due to allowance for loan losses                  $ 1,338,928         1,313,528
       Investments, due to difference in basis                                  121,046           121,046
       Premises and equipment and real estate owned, due to   difference
            in basis                                                             59,152            59,152
       Purchase accounting basis differences                                     47,388            34,552
       Other                                                                     83,502           127,596
                                                                            -----------     -------------
          Total gross deferred tax assets                                     1,650,016         1,655,874
                                                                            -----------     -------------

    Deferred tax liabilities:
       Loans, due to difference in basis                                         28,862           162,913
       Stock in FHLB, principally due to stock dividends not recognized
            for tax purposes                                                    530,318           440,872
       Premises and equipment, principally due to differences in
            depreciation                                                        323,997           222,699
       Prepaid SAIF assessment                                                    7,053             7,453
       Unrealized        gains on securities available-for-sale                 562,659           213,005
       Other                                                                     42,320            55,398
                                                                            -----------     -------------
          Total gross deferred tax liabilities                                1,495,209         1,102,340
                                                                            -----------     -------------
          Net deferred tax asset                                            $   154,807           553,534
                                                                            ===========     =============

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, at December 31, 2002 and 2001 management believes it is more likely than not that United will realize the benefits of these deductible differences.

      Retained earnings at December 31, 2002 includes approximately $3,477,000 for which no provision for Federal income tax has been made. This amount represents the base year income tax bad debt reserve. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears this reserve will be reduced and thereby result in taxable income in the foreseeable future. United is not currently contemplating any changes to its business or operations which would result in a recapture of the base year bad debt reserve into taxable income.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(15)  MORTGAGE SERVICING RIGHTS

      Total mortgage servicing rights, net of accumulated amortization, were $223,867 and $158,441 at December 31, 2002 and 2001, respectively.
      Servicing rights of $110,000, $162,000 and $169,000 were capitalized in 2002, 2001 and 2000, respectively. Amortization expense of $44,173, $12,183 and $29,141 was recognized in 2002, 2001 and 2000, respectively. There were no impairment losses recognized in 2002, 2001, and 2000. At December 31, 2002, the estimated fair value of United's servicing assets approximates its carrying value.

      Real estate loans serviced for others, which are not included in the accompanying consolidated financial statements, totaled approximately $29,618,000 and $17,239,000 at December 31, 2002 and 2001, respectively.

(16)  LEASES

      United as Lessor:

      In April 2000, Heritage Bank entered into an operating lease to rent a duplicate facility which had been held for sale in 1999. The lease is for a period of three years, terminating in April 2003, with one three-year option to renew. Monthly rentals are $8,500, with an increase upon renewal not to exceed 6%. In January 2003, the parties amended the lease to provide for a shorter extension period and a set monthly rental charge for the option to renew portion of the lease. The amended renewal period is for two years rather than three, and the new monthly rent will be $9,010 rather than the original formula. The amendment is effective April 15, 2003 at which time the lease will be renewed under the amended terms described above. The lease includes a purchase option for a price of $650,000, with 25% of all lease payments applied to reduce the purchase price.

      At December 31, 2002, the cost of the asset under lease was approximately $567,300 and accumulated depreciation was approximately $54,700. The net carrying value of approximately $512,600 is included in real estate and other personal property owned on the accompanying December 31, 2002 consolidated statement of financial condition.

      Future minimum rental income under this lease including the renewal option are as follows:

               YEAR ENDING DECEMBER 31,
            -----------------------------
                       2003                      $  106,590
                       2004                         108,120
                       2005                          27,030
                                                 ----------
                                                 $  241,740
                                                 ==========

      For the years ended December 31, 2002 and 2001, rental income included in the accompanying consolidated statement of income was $95,880.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

      United as Lessee:

      Valley Bank leases certain land and office space under noncancelable operating leases. Total rental expense for the years ended December 31, 2002, 2001 and 2000 was $285,242, $256,230 and $194,120, respectively.

      The total future minimum lease payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 are as follows:

               YEAR ENDING DECEMBER 31,
            -----------------------------
                       2003                      $  238,637
                       2004                         238,637
                       2005                         236,780
                       2006                         145,662
                       2007                          65,000
                     Thereafter                     876,666
                                                 ----------
                                                 $1,801,382
                                                 ==========

(17)  RELATED PARTIES

      Central Financial Services (CFS) provides various management services for United, including accounting, tax and insurance advisory services, and investment, personnel and regulatory consulting. CFS is owned by UFC's former Chairman of the Board and its current largest shareholder. The charges for their services were $484,315, $378,828 and $348,053 for the years ended December 31, 2002, 2001, and 2000, respectively.

      United acquires loan participations from a bank controlled by UFC's former Chairman of the Board and its current largest shareholder. At December 31, 2002 and 2001, the outstanding balances of loans purchased from this bank were $6,478,934 and $5,067,810, respectively.

      Banker's Resource Center (BRC) provides data processing services for United. United has a 14% ownership interest in BRC, a computer data center. The charges for BRC's services were $591,395, $539,392 and $499,077 for the years ended December 31, 2002, 2001 and 2000, respectively.

      As of December 31, 2002 and 2001, the Board of Directors and officers of United had approximately $2,214,536 and $2,890,000, respectively, on deposit with subsidiary banks.

      At December 31, 2002 and 2001, the Board of Directors and executive officers of United had $2,209,025 and $1,718,998, respectively, in outstanding loans with subsidiary banks. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with equivalent risk of collectibility.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


      A summary of activity with respect to aggregate loans to related parties for the years ended December 31, 2002 and 2001 follows:

                                                  2002            2001
                                           -----------      ----------
            Balance, beginning of year     $ 1,718,998       1,765,413
            New loans                        1,081,680       1,131,439
            Repayments                        (591,653)     (1,177,854)
                                           -----------      ----------
            Balance, end of year           $ 2,209,025       1,718,998
                                           ===========      ==========

(18)  EMPLOYEE BENEFIT PLANS

      Heritage Bank has a savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 20% of their monthly wages. Heritage Bank matches an amount equal to 75% of the employee's contribution, up to 4.5% of total wages. Participants are at all times fully vested in their contributions and are immediately vested in the employer's contributions. Heritage Bank 401(k) contributions and administrative costs were approximately $157,000, $128,000 and $115,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

      Valley Bank has a savings and profit sharing plan for employees meeting certain service requirements. This plan qualifies under Section 401(k) of the Internal Revenue Code. The plan allows each employee to contribute up to 20% of his or her annual compensation. At the discretion of its Board of Directors, Valley Bank may also make additional contributions, dependent on profits, but not to exceed 25% of the employee's annual compensation after taking into consideration Valley Bank's previous matching contributions. Valley Bank contributed approximately $26,000, $21,000 and $20,000 to the plan during the years ended December 31, 2002, 2001 and 2000.

      Heritage Bank has a deferred compensation agreement with an employee that provides for predetermined periodic payments over 15 years upon retirement or death. In the event of acquisition of United by a third party, disability or early retirement, the predetermined payments are based on years of service. Amounts expensed under this agreement were approximately $7,400, $6,400 and $8,500, respectively, for the years ended December 31, 2002, 2001 and 2000. Heritage Bank owns two single premium insurance policies in connection with this agreement. The policies have a cash value, which is included in other assets on the accompanying consolidated statements of financial condition, of approximately $329,000 and $313,000 at December 31, 2002 and 2001, respectively.

      In October 1999, Heritage Bank adopted a supplemental retirement agreement with an employee that provides for salary continuation benefits upon retirement, disability or death. The employee is vested in the plan 10% for every plan year of employment and 100% vested after 10 plan years. The effective date for vesting was January 1, 1997. The employee is considered 100% vested upon determination of full or partial disability, death, or change of control, with payment made in a lump sum within 60 days. The normal retirement benefit will be paid in either a lump sum or at the election of the employee an annuity shall be purchased for the amount of UFC's obligation. The amount expensed under this agreement was approximately $6,900, $7,400 and $4,900, respectively, for the years ended December 31, 2002, 2001 and 2000.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


(19)  STOCK OPTION PLANS

      In 2000, the United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (the Plan) was adopted. UFC's existing stock appreciation rights plan, pursuant to which no stock appreciation rights were granted, was rescinded by the Board upon approval of the Plan. The Plan provides for the grant of incentive stock options (ISOs) and non-qualified stock options to certain full and part-time employees of Heritage Bank and directors of UFC. The plan provides for award of options for a maximum of 132,000 shares of common stock. Vesting for each award is at the discretion of the compensation committee of the Board Directors. The term of the options is 10 years for ISOs and for non-qualified stock options. The option price for all ISOs granted under the Plan shall be determined by the compensation committee, but shall not be less than 100% of the fair market value of the common stock at the date of grant of such option. The option price for all non-qualified options shall also be determined by the compensation committee. Options granted to 10% or greater shareholders will have exercise prices equal to 110% of market value and can not be exercised after five years. A change in control, as defined in the Plan, will immediately vest all options upon completion of such a change in control.

      At December 31, 2002, total shares available for option grants under the Plan were 8,369. Changes in shares issuable under options granted by UFC for the years ended December 31, 2002 and 2001, are summarized as follows:


                                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                    -----------------------------   ----------------------------
                                      NUMBER          WEIGHTED        NUMBER         WEIGHTED
                                        OF            AVERAGE           OF           AVERAGE
                                      SHARES       EXERCISE PRICE     SHARES      EXERCISE PRICE
                                    ---------      --------------   ---------    ---------------
Balance at January 1, 2001            34,612       $   13.74               --            --
Granted                               41,488           16.19               --            --
Canceled                              (2,180)          15.08               --            --
Became exercisable                        --              --            8,445         13.74
Exercised                               (264)          13.52             (264)        13.52
                                    --------       ---------          -------         -----
Balance at December 31, 2001          73,656           15.08            8,181         13.74
                                    ========                          =======

Granted                               52,262           21.27               --            --
Canceled                              (2,553)          18.44           (1,237)        15.43
Became exercisable                        --              --           18,482         14.91
Exercised                               (225)          14.63             (225)        14.63
                                    --------       ---------          -------         -----
Balance at December 31, 2002         123,140       $   17.64           25,200         14.51
                                    ========                          =======

Weighted-average fair value
  of options granted during year    $   2.71                          $  2.36
                                    ========                          =======

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


      The stock options outstanding at December 31, 2002 consist of the following:

        NUMBER OF       WEIGHTED AVERAGE     WEIGHTED AVERAGE        OPTIONS
         SHARES          EXERCISE PRICE       REMAINING LIFE       EXERCISABLE
      -------------    ------------------   ------------------    -------------
          50,947        $    21.27              9.5 years                  --
          39,109        $    16.19              8.5 years              17,019
          33,084        $    13.75              7.5 years               8,181
      -------------    ------------------                         -------------
         123,140        $    17.64                                     25,200
      =============    ==================                         =============

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

      At December 31, 2002, total shares available for option grants under the 1995 Plan were 111,750. The following table is presented to summarize stock option activity:


                                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                    -----------------------------   ----------------------------
                                      NUMBER          WEIGHTED        NUMBER         WEIGHTED
                                        OF            AVERAGE           OF           AVERAGE
                                      SHARES       EXERCISE PRICE     SHARES      EXERCISE PRICE
                                    ---------      --------------   ---------    ---------------
Balance at January 1, 2001             94,250         $  5.00         65,300         5.00
Granted                                    --              --             --           --
Canceled                                   --              --             --           --
Became exercisable                         --              --         15,000         5.00
Exercised                                  --              --             --           --
                                      -------         -------         ------         ----
Balance at December 31, 2001           94,250            5.00         80,300         5.00

Granted                                    --              --             --           --
Canceled                               (6,000)           5.00         (6,000)        5.00
Became exercisable                         --              --             --           --
Exercised                                  --              --             --           --
                                      -------         -------        -------         ----
Balance at December 31, 2002           88,250         $  5.00         74,300          5.00
                                      =======                        =======

  The stock options outstanding at December 31, 2002 consist of the following:

      NUMBER OF       WEIGHTED AVERAGE     WEIGHTED AVERAGE        OPTIONS
       SHARES          EXERCISE PRICE       REMAINING LIFE       EXERCISABLE
    -------------    ------------------   ------------------    -------------
       88,250             $  5.00              4.3 years             74,300
    =============    ==================   ==================    =============

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

                                            2002          2001         2000
                                         --------------------------------------
           Risk-free interest rate          4.50%        5.39%         6.74%
           Expected life                    5 years       5 years      5 years
           Expected volatility             23.90%        23.12%       23.35%
           Expected dividend yield          6.40%         6.40%        6.40%


      United expects all options to be exercised.

      Based on the intrinsic value method, no compensation cost has been recognized for any stock option grants in the accompanying financial statements. Had United determined compensation cost based on the estimated fair value at the grant date for its stock options, United's net income and net income per share would have been as shown in Note 1.



(20)  EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:


                                                            2002             2001             2000
                                                        -----------       ----------       ----------
     Weighted average shares outstanding during
         the year on which basic earnings per
         share is calculated                              1,626,062        1,677,409        1,811,199
     Add: incremental shares under stock option
         plans                                               19,411            5,439              169
                                                        -----------       ----------       ----------

     Average outstanding shares on which diluted
         earnings per share is calculated                 1,645,473        1,682,848        1,811,368
                                                        ===========       ==========       ==========

     Net income applicable to common stockholders,
         basic                                          $ 2,955,255        2,374,725        2,003,954
     Less: reduction of proportionate share of
         Valley net income assuming option
         exercises                                           (1,986)          (1,776)          (3,126)
                                                        -----------       ----------       ----------

     Net income applicable to common stockholders,
         diluted                                        $ 2,953,269        2,372,949        2,000,828
                                                        ===========       ==========       ==========

     Basic earnings per share                           $      1.82             1.42             1.11
                                                        ===========       ==========       ==========

     Diluted earnings per share                         $      1.79             1.41             1.11
                                                        ===========       ==========       ==========


      United had no common stock equivalent that would have been antidilutive for the year ended December 31, 2002. All per share amounts have been restated to include the effect of the June 2002 stock dividend.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


(21)  CONDENSED QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

      United's condensed quarterly income statements for the years ended December 31, 2002 and 2001 are summarized as follows:


                                                             YEAR ENDED DECEMBER 31, 2002
                                                             ----------------------------

                                              FOURTH            THIRD            SECOND           FIRST
                                             QUARTER           QUARTER          QUARTER          QUARTER
                                           -----------       ----------       ----------        ---------

Interest income                            $ 5,550,320        5,883,609        6,071,310        6,132,543
Interest expense                             2,554,168        2,503,279        2,770,311        2,908,543
                                           -----------       ----------       ----------       ----------
  Net interest income                        2,996,152        3,380,330        3,300,999        3,224,000


Provision for loan losses                     (270,000)        (445,000)        (215,000)        (240,000)
Non-interest income                          1,744,945        1,488,226        1,076,046        1,090,961
Non-interest expense                        (3,220,123)      (3,100,538)      (2,900,705)      (2,820,141)
                                           -----------       ----------       ----------       ----------

  Income before income taxes                 1,250,974        1,323,018        1,261,340        1,254,820
Income tax expense                            (480,369)        (504,112)        (470,063)        (467,951)
                                           -----------       ----------       ----------       ----------
  Net income before minority interest      $   770,605          818,906          791,277          786,869
Minority interest                              (60,116)         (52,873)         (50,172)         (49,241)
                                           -----------       ----------       ----------       ----------
  Net income                               $   710,489          766,033          741,105          737,628
                                           ===========       ==========       ==========       ==========

Net income per share:
  Basic                                    $       .44             0.47             0.46             0.45
                                           ===========       ==========       ==========       ==========
  Diluted                                  $       .43           0.  46             0.45             0.45
                                           ===========       ==========       ==========       ==========

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                                                             YEAR ENDED DECEMBER 31, 2001
                                                             ----------------------------

                                             FOURTH             THIRD           SECOND            FIRST
                                             QUARTER           QUARTER          QUARTER          QUARTER
                                           -----------       ----------       ----------       ----------

Interest income                            $ 6,538,726        6,760,441        6,820,965        6,761,978
Interest expense                             3,262,820        3,674,638        3,901,062        3,985,928
                                           -----------       ----------       ----------       ----------
  Net interest income                        3,275,906        3,085,803        2,919,903        2,776,050

Provision for loan losses                     (750,125)        (431,250)        (249,375)        (209,375)
Non-interest income                          1,415,612        1,284,306        1,208,073        1,006,407
Non-interest expense                        (2,976,243)      (2,871,750)      (2,771,934)      (2,547,912)
                                           -----------       ----------       ----------       ----------
  Income before income taxes
    and minority interest                      965,150        1,067,109        1,106,667        1,025,170
Income tax expense                            (395,169)        (413,434)        (428,647)        (396,056)
                                           -----------       ----------       ----------       ----------
  Net income before minority interest          569,981          653,675          678,020          629,114
Minority interest                              (20,379)         (42,148)         (47,214)         (46,324)
                                           -----------       ----------       ----------       ----------
  Net income                               $   549,602          611,527          630,806          582,790
                                           ===========       ==========       ==========       ==========
Net income per share:
  Basic                                    $      0.34             0.37             0.38             0.33
                                           ===========       ==========       ==========       ==========
  Diluted                                  $      0.34             0.37             0.37             0.33
                                           ===========       ==========       ==========       ==========

                                                           YEAR ENDED DECEMBER 31, 2000
                                                           ----------------------------

                                             FOURTH             THIRD           SECOND            FIRST
                                             QUARTER           QUARTER          QUARTER          QUARTER
                                           -----------       ----------       ----------       ----------

Interest income                            $ 6,857,751        6,699,673        6,274,203        5,908,304
Interest expense                             4,058,021        4,012,338        3,601,998        3,283,298
                                           -----------       ----------       ----------       ----------
  Net interest income                        2,799,730        2,687,335        2,672,205        2,625,006

Provision for loan losses                     (252,819)        (847,125)        (364,250)        (164,375)
Non-interest income                          1,091,237        1,014,673          972,105          758,504
Non-interest expense                        (2,499,479)      (2,564,950)      (2,277,828)      (2,207,367)
                                           -----------       ----------       ----------       ----------
  Income before income taxes
    and minority interest                    1,138,669          289,933        1,002,232        1,011,768
Income tax expense                            (434,568)        (107,213)        (347,994)        (397,702)
                                           -----------       ----------       ----------       ----------
  Net income before minority interest          704,101          182,720          654,238          614,066
Minority interest                              (34,078)         (14,907)         (46,976)         (55,210)
                                           -----------       ----------       ----------       ----------
  Net income                               $   670,023          167,813          607,262          558,856
                                           ===========       ==========       ==========       ==========

Net income per share:
  Basic                                    $      0.37             0.09             0.34             0.31
                                           ===========       ==========       ==========       ==========
  Diluted                                  $      0.37             0.09             0.34             0.31
                                           ===========       ==========       ==========       ==========

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(22)  REGULATORY MATTERS

      United is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on United's operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios (set forth in the tables below). As of December 31, 2002, United met all capital adequacy requirements to which it is subject.

      As of December 31, 2002, the most recent notifications from the federal banking agencies categorized Heritage Bank and Valley Bank as "well capitalized" under the regulatory framework for prompt corrective action
      (PCA). To be categorized as "well capitalized" the banks must maintain minimum ratios as set forth in the following tables. There are no conditions or events that management believes have changed the institutions' PCA category.


                                                                                           MINIMUM TO BE "WELL
                                                                MINIMUM FOR CAPITAL       CAPITALIZED" UNDER PCA
                                             ACTUAL              ADEQUACY PURPOSES              PROVISIONS
                                    ----------------------    ----------------------    ------------------------
CONSOLIDATED: (IN THOUSANDS)         AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT          RATIO
-----------------------------       --------     ---------    ----------    --------    ----------      --------
December 31, 2002:
    Total capital                   $35,676       12.62%        22,618        8.0%            N/A             --
    Tier I capital                   32,142       11.37             --         --             N/A             --
    Tier I leverage                  32,142        8.49         15,138        4.0             N/A             --

December 31, 2001:
    Total capital                    34,143       11.90         22,947        8.0             N/A             --
    Tier I capital                   30,640       10.68             --         --             N/A             --
    Tier I leverage                  30,640        8.08         15,165        4.0             N/A             --
    Tangible capital

HERITAGE BANK:
December 31, 2002:
    Total capital                    26,231       11.17         18,783        8.0          23,479           10.0%
    Tier I capital                   23,294        9.92          9,392        4.0          14,087            6.0
    Tier I leverage                  23,294        7.69         12,124        4.0          15,155            5.0

December 31, 2001:
    Total capital                    24,973       10.65         18,761        8.0          23,451           10.0
    Tier I capital                   22,179        9.46          9,381        4.0          14,071            6.0
    Tier I leverage                  22,179        7.34         12,083        4.0          15,104            5.0
    Tangible capital

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                                                                                          MINIMUM TO BE "WELL
                                                                  MINIMUM FOR CAPITAL    CAPITALIZED" UNDER PCA
                                                  ACTUAL           ADEQUACY PURPOSES           PROVISIONS
                                            ----------------      -------------------    ----------------------

                                            AMOUNT     RATIO       AMOUNT      RATIO      AMOUNT         RATIO
                                            -----      -----       ------      -----      ------         -----
VALLEY BANK:
December 31, 2002:
    Total capital                           8,152      17.22%       3,786       8.0%      4,733          10.0%
    Tier I capital                          7,692      16.25        1,893       4.0       2,840           6.0
    Tier I leverage                         7,692      10.26        2,998       4.0       3,747           5.0

December 31, 2001:
    Total capital                           8,223      15.94        4,126       8.0       5,158          10.0
    Tier I capital                          7,578      14.69        2,063       4.0       3,095           6.0
    Tier I leverage                         7,578      10.39        2,918       4.0       3,648           5.0

      The total capital and Tier I capital ratios are determined based on risk-weighted assets. The Tier I leverage and tangible capital ratios are determined based on tangible assets.

      State banks, such as Heritage Bank and Valley Bank, may pay dividends up to the total of the prior two years earnings without permission of State regulators.

(23)  FAIR VALUE OF FINANCIAL INSTRUMENTS

       United is required to disclose the fair value for financial instruments, whether or not recognized in the statements of financial condition. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that both imposes a contractual obligation on one entity to deliver cash or another financial instrument to a second entity.

      The following assumptions and methods were used by United in estimating the fair value of its financial instruments:

            Financial Assets. Due to the liquid nature of the instruments, the carrying value of cash and cash equivalents and time deposits in banks approximates fair value. For all securities available-for-sale, the fair value is based upon quoted market prices. The fair value of loans receivable was estimated by discounting future cash flow using current rates at which similar loans would be made. The fair value of loans receivable for Valley Bank for 2002 and 2001, and Heritage Bank for 2002 and 2001 was obtained from an internally generated fair value model which primarily employs the discounted cash flow method which estimates fair value by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the model uses assumptions about the size and timing of expected cash flows and appropriate discount rates. The fair value of loans held for sale approximates carrying fair, as the carrying value is the lower of cost or fair value, and United expects the loans to be sold, with no gain or loss, in the short-term. The fair value of restricted stock approximates redemption value. The fair value of accrued interest receivable approximates book value as United expects contractual receipt in the near-term.

            Financial Liabilities. The fair value of NOW, money market accounts, demand accounts and non-term savings deposits approximates book values as rates are periodically adjusted to market rates. The fair

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


            value of time deposits held by Valley Bank for 2002 and 2001, and Heritage Bank for 2002 and 2001 was obtained from an internally generated fair value model. The fair value of time deposits held by Valley Bank was estimated by discounting future cash flow using current rates at which deposits would be acquired. The fair value of time deposits was estimated by discounting the future cash flows using current rates for similar deposits. Because the interest rate on the line of credit, fed funds line, and trust preferred securities approximates United's current long-term borrowing rate, the fair value of these liabilities approximates the carrying value. The fair value of FHLB advances and securities sold under agreements to repurchase was obtained from an internally generated fair value model for 2002 and 2001. The fair value of accrued interest payable approximates book value due to contractual payment in the near-term.

            Off-Balance Sheet. Commitments made to extend credit represent commitments for loan originations, the majority of which are contracted for immediate sale and, therefore, fair value approximates the commitment amount.

            Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time United's entire holdings of a particular instrument. Because no market exists for a significant portion of United's financial instruments, fair value estimates are based on judgments regarding comparable market interest rates, future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

      The approximate book value and fair value of United's financial instruments as of December 31 are as follows:


                                                              2002                               2001
                                                ---------------------------------  -------------------------------
                                                    CARRYING           FAIR           CARRYING           FAIR
                                                      VALUE           VALUE             VALUE            VALUE
                                                ---------------   ---------------  ---------------   -------------
 Financial assets:
    Cash and cash equivalents                   $  33,224,000       33,224,000        22,026,000       22,026,000
    Securities available-for-sale                  60,936,000       60,936,000        73,263,000       73,263,000
    Loans receivable, net                        250,431,000      256,41 0,000      260,524,000       265,818,000
    Loans held for sale                            13,648,000       13,648,000         7,713,000        7,713,000
    Restricted stock                                4,327,000        4,327,000         3,994,000        3,994,000
    Accrued interest receivable                     2,525,000        2,525,000         2,769,000        2,769,000

Financial liabilities:
    Deposits                                      286,980,000     289,568,000        282,400,000     284,989,000
    FHLB advances and securities sold under
       agreements to repurchase                    50,787,000       52,006,000        60,104,000       61,356,000
    Line of credit                                    700,000          700,000         1,000,000        1,000,000
    Accrued interest payable                        1,410,000        1,410,000         1,929,000        1,929,000
    Federal funds purchased                                 -                -         1,000,000        1,000,000
    Trust preferred securities                      3,000,000        3,000,000         3,000,000        3,000,000

(24)  COMMITMENTS AND CONTINGENCIES

      Heritage Bank has sold loans to various investors in the secondary market under sales agreements which contain repurchase provisions. Under the repurchase provisions, Heritage Bank may be required to repurchase a loan if a borrower fails to make three monthly payments within 120 days after the sale of the loan. The balance of loans sold with repurchase provisions remaining at December 31, 2002 is approximately $9,367,000. In 2002, Heritage Bank was required to repurchase one such loan that had been sold in the amount of approximately $62,000. The loan is currently in foreclosure. There were no loans repurchased during 2001.

      In December 2001, Heritage Bank entered into a five-year service contract for data processing services with BRC. In 2002, Valley Bank entered into a five-year service contract for data processing services with an independent third party. In the event of early termination of either of these service contracts by United, United has agreed to pay an amount equal to fifty percent of the average monthly fee paid for services multiplied by the number of months remaining under the term of the contract.

      United is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on United's consolidated financial position, results of operations, or liquidity.

      At December 31, 2002, Heritage Bank had loan commitments outstanding on 1-4 family fixed rate mortgages totaling approximately $7,760,000. These loans were approved prior to December 31, 2002 to be closed and funded in 2003.

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

(25)  PARENT COMPANY INFORMATION (CONDENSED)

      The summarized financial information for United Financial Corp. is presented below:


    Condensed Statements of Financial Condition                              DECEMBER 31,
                                                                    ----------------------------
                                   ASSETS                               2002             2001
                                   ------                           ------------     -----------
Cash and cash equivalents ($303,890 and $394,005,
  respectively, deposited with Heritage)                             $   755,280         575,673
Securities available-for-sale                                            533,795         750,479
Investment in subsidiary banks                                        25,399,314      23,896,133
Investment in Valley Bancorp, Inc.                                     5,556,572       5,358,501
Loans receivable                                                              --          28,442
Accrued interest receivable                                                2,714           3,957
Goodwill, net                                                          2,007,265       2,007,265
Other assets                                                             125,543         165,317
                                                                     -----------      ----------
Total assets                                                         $34,380,483      32,785,767
                                                                     ===========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                       $   700,000       1,000,000
Other liabilities                                                        204,755         188,552
Trust preferred securities                                             3,000,000       3,000,000
                                                                     -----------      ----------
Total liabilities                                                      3,904,755       4,188,552
                                                                     -----------      ----------

 Common stock                                                         27,166,756      23,950,437
 Retained earnings                                                     2,476,481       4,339,060
Accumulated other comprehensive income                                   832,491         307,718
                                                                     -----------      ----------
Total stockholders' equity                                            30,475,728      28,597,215
                                                                     -----------      ----------

Total liabilities and stockholders' equity                           $34,380,483      32,785,767
                                                                     ===========      ==========



Condensed Statements of Income                                   YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                          2002             2001             2000
                                                      -----------       ----------       ----------
Revenues:
    Cash dividends from bank subsidiaries             $ 2,231,323        2,033,817        2,200,000
    Interest income                                        44,999           77,447          124,073
    Other income                                            2,633            1,259            1,263
                                                      -----------       ----------       ----------
                                                        2,278,955        2,112,523        2,325,336
                                                      -----------       ----------       ----------
Expenses:
    Interest expense                                      210,880          198,232           78,461
    Other operating expenses                              565,302          485,828          400,320
                                                      -----------       ----------       ----------
                                                          776,182          684,060          478,781
                                                      -----------       ----------       ----------
    Income before equity in undistributed
       earnings of subsidiaries and income
       taxes                                            1,502,773        1,428,463        1,846,555
Equity in undistributed earnings of subsidiaries        1,194,082          764,189           10,084
                                                      -----------       ----------       ----------
       Income before income taxes                       2,696,855        2,192,652        1,856,639

 Income tax benefit                                      (258,400)        (182,073)        (147,315)
                                                      -----------       ----------       ----------
       Net income                                     $ 2,955,255        2,374,725        2,003,954
                                                      ===========       ==========       ==========

                     UNITED FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000



Condensed Statements of Cash Flows                                   YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                           2002             2001             2000
                                                       -----------       ----------       ----------
Cash flows from operating activities:
    Net income                                         $ 2,955,255        2,374,725        2,003,954
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Gain on sale of securities
              unavailable-for-sale                          (1,436)              --               --
          Equity in undistributed earnings of
              subsidiaries                              (1,194,082)        (764,190)         (10,084)
           Amortization of goodwill                             --           79,742           79,517
          Increase (decrease) in other assets and
              liabilities, net                              46,221         (165,447)         236,485
                                                       -----------       ----------       ----------
                 Net cash provided by operating
                    activities                           1,805,958        1,524,830        2,309,872
                                                       -----------       ----------       ----------

Cash flows from investing activities:
    Proceeds from sales and maturities of
      securities available-for-sale                        246,722        1,143,238           97,990
    Purchase of Valley stock                                    --         (735,804)              --
    Acquisition of minority interest in Valley                  --          (95,449)      (1,923,050)
    Net decrease in loans receivable                        28,442            3,091          104,351
                                                       -----------       ----------       ----------
        Net cash provided by (used in) investing
          activities                                       275,164          315,076       (1,720,709)
                                                       -----------       ----------       ----------

Cash flows from financing activities:
    Advances on line of credit                                  --        1,750,000        1,555,000
    Payments on line of credit                            (300,000)      (2,000,000)        (305,000)
    Purchase of treasury stock                                  --       (2,539,462)        (583,601)
    Issuance of trust preferred securities                      --        3,000,000               --
    Proceeds from issuance of common stock                   3,300            3,570               --
    Dividends paid to stockholders                      (1,604,815)      (1,576,771)      (1,713,724)
                                                       -----------       ----------       ----------
        Net cash used in financing activities           (1,901,515)      (1,362,663)      (1,047,325)
                                                       -----------       ----------       ----------

Net increase (decrease) in cash and cash
    equivalents                                            179,607          477,243         (458,162)
Cash and cash equivalents at beginning of year             575,673           98,430          556,592
                                                       -----------       ----------       ----------

 Cash and cash equivalents at end of year              $   755,280          575,673           98,430
                                                       ===========       ==========       ==========