Form 10-Q
period 2003-03-31
UNITED FINANCIAL CORP \MN\
filed 2003-05-12
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           (Mark One)
             _X_ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

          P.O. Box 2779, 120 1st Ave. North, Great Falls, Montana 59403
          -------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)

                                 (406) 727-6106
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

    Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

     Common Stock, par value: 1,626,150 shares outstanding as of May 6, 2003

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS                                                1

      Consolidated Condensed Statements of Financial Condition at
        March 31, 2003 and December 31, 2002 (unaudited)                      1

      Consolidated Condensed Statements of Income - Three Months
        Ended March 31, 2003 and March 31, 2002 (unaudited)                   2

      Consolidated Condensed Statements of Cash Flows - Three Months
        Ended March 31, 2003 and March 31, 2002 (unaudited)                   3

      Notes to Consolidated Condensed Financial Statements                    4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                 8

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         14

   ITEM 4 CONTROLS AND PROCEDURES                                            14


PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS                                                  15

   ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS                          15

   ITEM 3 DEFAULTS UPON SENIOR SECURITIES                                    15

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15

   ITEM 5 OTHER INFORMATION                                                  15

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                                   15

SIGNATURES AND CERTIFICATIONS                                                16

                         PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share and share data)
(Unaudited)

                                                                   MARCH 31,    December 31,
                                                                   --------       --------
                                                                     2003           2002
                                                                   --------       --------
ASSETS
  Cash and cash equivalents                                        $ 28,014       $ 33,224
  Securities available-for-sale                                      61,472         60,936
  Restricted stock, at cost                                           4,392          4,327
  Loans held for sale                                                15,688         13,648
  Loans receivable, net                                             251,518        250,431
  Accrued interest receivable                                         2,422          2,525
  Premises and equipment, net                                         7,615          7,668
  Real estate and other personal property owned                         594            586
  Goodwill, net of accumulated amortization                           3,429          3,429
  Deferred income taxes, net                                             --            155
  Other assets                                                        1,083          1,051
                                                                   --------       --------
                                                                   $376,227       $377,980
                                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Demand, NOW and money market accounts                            $109,700       $107,980
  Savings deposits                                                   55,986         50,980
  Time deposits                                                     125,510        128,020
                                                                   --------       --------
                                                                    291,196        286,980
  Federal Home Loan Bank advances                                    34,000         38,000
  Securities sold under agreements to repurchase                      9,930         12,787
  Line of credit                                                        500            700
  Accrued interest payable                                            1,447          1,410
  Advances from borrowers for taxes and insurance                       266            104
  Income taxes payable                                                  572            265
  Deferred income taxes, net                                             16             --
  Trust preferred securities                                          3,000          3,000
  Other liabilities                                                   1,465          1,308
                                                                   --------       --------
                                                                    342,392        344,554

 Minority interest                                                    2,979          2,950

 Stockholders' equity:
  Preferred stock, no par value; authorized 2,000,000
   shares; no shares issued and outstanding                              --             --
   none outstanding)
  Common stock, no par value; authorized 8,000,000
   shares; 1,626,150 shares issued and outstanding                   27,167         27,167
   1,698,312 outstanding)
  Retained earnings, substantially restricted                         3,028          2,476
  Accumulated other comprehensive income, net                           661            833
                                                                   --------       --------
                                                                     30,856         30,476
                                                                   --------       --------
                                                                   $376,227       $377,980
                                                                   ========       ========
                                             Equity/Assets             8.20%          8.06%
                                             Book Value/Share      $  18.97       $  18.74

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)
                                                    THREE MONTHS ENDED MARCH 31,
                                                      ---------------------
                                                        2003          2002
                                                      -------       -------
INTEREST INCOME:
 Loans receivable                                     $ 4,543       $ 5,061
 Mortgage-backed securities                               503           688
 Other investment securities                              199           253
 Other interest earning assets                            123           131
                                                      -------       -------
   Total interest income                                5,368         6,133
INTEREST EXPENSE:
 Deposits                                               1,453         2,073
 Other borrowings                                         496           836
                                                      -------       -------
   Total interest expense                               1,949         2,909
                                                      -------       -------
   Net interest income                                  3,419         3,224
 Provision for loan losses                                292           240
                                                      -------       -------
 Net interest income after provision for
  loan losses                                           3,127         2,984
NON-INTEREST INCOME:
 Gain on sale of loans                                  1,310           683
 Service charges and fees                                 245           267
 Gain on sale of securities                                18            86
 Other                                                     75            55
                                                      -------       -------
   Total non-interest income                            1,648         1,091
NON-INTEREST EXPENSE:
 Compensation and benefits                              1,820         1,499
 Occupancy and equipment                                  404           381
 Data processing fees                                     192           202
 Other                                                    712           738
                                                      -------       -------
   Total non-interest expense                           3,128         2,820
                                                      -------       -------
   Income before income taxes and minority interest     1,647         1,255
 Provision for income taxes                               619           468
                                                      -------       -------
   Income before minority interest                      1,028           787
 Minority interest                                        (46)          (49)
                                                      -------       -------
   Net income                                         $   982       $   738
                                                      =======       =======
 Basic earnings per share                             $   .60       $   .45
                                                      =======       =======
 Diluted earnings per share                           $   .59       $   .45
                                                      =======       =======
 Dividends declared per share                         $  .265       $  .235
                                                      =======       =======
 Weighted average shares outstanding - basic            1,626         1,626
                                                      =======       =======
 Weighted average shares outstanding - diluted          1,657         1,640
                                                      =======       =======

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited) THREE MONTHS ENDED

                                                                            THREE MONTHS ENDED
                                                                         -----------------------
                                                                         MARCH 31,      March 31,
                                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                      2003           2002
                                                                         --------       --------
     Net cash provided by operating activities                           $    240       $  3,667

CASH FLOWS FROM INVESTING ACTIVITIES:

Net decrease (increase) in loans receivable                                (1,408)         3,766
Purchases of securities available-for-sale                                (17,501)       (24,715)
Proceeds from maturities, pay downs and sales of securities
  Available-for-sale                                                       16,666         21,106
Purchases of restricted stock                                                  --            (48)
Purchases of premises and equipment                                          (126)          (390)
Proceeds from sale of premises and equipment                                   13             --
Proceeds from sale of real estate and other personal property owned            16             66
Acquisition of real estate and other personal property owned                   --             (4)
                                                                         --------       --------

     Net cash used by investing activities                                 (2,340)          (219)
                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                                    4,216          1,782
Proceeds from Federal Home Loan Bank advances                               4,000         (3,500)
Payments on Federal Home Loan Bank advances                                (8,000)            --
Payments on line of credit                                                   (200)            --
Net decrease in securities sold under agreements to repurchase             (2,857)          (708)
Net decrease in federal funds purchased                                        --         (1,000)
Increase in advances from borrowers for taxes and insurance                   162            170
Dividends paid to stockholders                                               (431)          (385)
                                                                         --------       --------

     Net cash used by financing activities                                 (3,110)        (3,641)
                                                                         --------       --------

Decrease in cash and cash equivalents                                      (5,210)          (193)
Cash and cash equivalents at beginning of year                             33,224         22,026
                                                                         --------       --------
     Cash and cash equivalents at end of period                          $ 28,014       $ 21,833
                                                                         ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURE
-------------------------------------------------------------------
Cash payments for interest                                               $  1,912       $  2,876
Cash payments for income taxes                                           $     25       $    150

NONCASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------------------------
Vehicle financed                                                         $     28       $     --

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL

         United Financial Corp. ("United") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 Montana communities and Phoenix and Scottsdale, Arizona. United's banking business in Montana is conducted through its wholly-owned subsidiary, Heritage Bank ("Heritage Bank"), and in Arizona is conducted through Valley Bank of Arizona ("Valley Bank"), the wholly-owned subsidiary of Valley Bancorp, Inc. ("Valley"), a majority-owned subsidiary of United. Heritage Bank and Valley Bank are collectively referred to herein as the "Banks". United's wholly-owned subsidiary, United Financial-Montana Capital Trust I was established in 2001 to issue and administer $3.0 million of Capital Trust Pass-Through Securities. United had assets of approximately $376.2 million, deposits of approximately $291.2 million and stockholders' equity of approximately $30.9 million at March 31, 2003.

         United owned approximately 65% of Valley at March 31, 2003. As a result of acquiring over 50% of the outstanding shares of Valley in January 2000, United has consolidated Valley in its financial statements since January 1, 2000. The aggregate purchase price of all shares of Valley purchased by United to date is approximately $7.2 million. Valley had assets of approximately $68.2 million, deposits of approximately $56.3 million and stockholders' equity of approximately $8.6 million at March 31, 2003.

         Heritage Bank is a state-chartered commercial bank with locations in Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls, Hamilton, Havre, Kalispell, Missoula, Libby and Shelby, Montana. Valley Bank is a state-chartered commercial bank with locations in Phoenix and Scottsdale, Arizona. The Banks are engaged in the community banking business of attracting deposits from the general public through their offices and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in their market areas in Montana and Arizona. A majority of the Banks' banking business is conducted in the Great Falls and Phoenix areas. Based on total assets, 44% of United's assets are located at Heritage Bank's Great Falls locations and 16% at Valley Bank's Phoenix location. The Banks also invest in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets. Heritage Bank also holds a 14% ownership interest in Bankers' Resource Center, a computer data center.

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

         United makes available all periodic and current reports, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). United's website address is www.ufcmontana.com. The contents of our website are not incorporated into this report or into our other filings with the SEC.

2. BASIS OF PRESENTATION

         United's consolidated financial statements, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results anticipated for the year ending December 31, 2003. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the December 31, 2002 financial information to conform to the March 31, 2003 presentation.

3. COMPREHENSIVE INCOME

         United's only significant element of comprehensive income is unrealized gains and losses on securities available-for-sale.

(In thousands)
(Unaudited)

                                                    THREE MONTHS ENDED                       Three Months Ended
                                                      MARCH 31, 2003                           March 31, 2002
                                          -------------------------------------    --------------------------------------
                                          BEFORE TAX   TAX EXPENSE    AFTER TAX    Before Tax    Tax Expense    After Tax
                                          ----------   -----------    ---------    ----------    -----------    ---------
Net income                                 $ 1,601       $   619       $   982       $ 1,206       $   468       $   738

Unrealized and realized
 holding losses arising
 during period                                (364)         (137)         (227)         (605)         (228)         (377)

Less: reclassification adjustment for
 gains included in net income                   18             7            11            86            32            54
                                           -------       -------       -------       -------       -------       -------

Net unrealized losses on
 securities available for sale                (346)         (130)         (216)         (519)         (196)         (323)

Less:  Portion of unrealized loss
  allocated to minority interest               (17)           --           (17)          (45)           --           (45)
                                           -------       -------       -------       -------       -------       -------

Total comprehensive income                 $ 1,272       $   489       $   783       $   732       $   272       $   460
                                           =======       =======       =======       =======       =======       =======

4. CASH EQUIVALENTS

         For purposes of the consolidated condensed statements of cash flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

5. COMPUTATION OF NET INCOME PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Potential common stock includes the incremental shares under stock option plans.

The following table sets forth the computation of basic and diluted earnings per share.

       (In thousands, except per share                THREE MONTHS ENDED
            data)                                          MARCH 31,
                                                       ----------------
                                                        2003      2002
                                                       ------    ------
        Weighted average shares outstanding during
           the period on which basic earnings per
          share is calculated                           1,626     1,626

        Add: incremental shares under stock option
           plans                                           31        15
                                                       ------    ------

        Average outstanding shares on which diluted
           earnings per share is calculated
                                                        1,657     1,641
                                                       ======    ======

        Net income applicable to common
           stockholders, basic                         $  982    $  738

        Less: reduction of proportionate share of
           Valley net income assuming option
           exercises                                       --        --
                                                       ------    ------

        Net income applicable to common
           stockholders, diluted                       $  982    $  738
                                                       ======    ======

          Basic earnings per share                     $  .60    $  .45
                                                       ======    ======

          Diluted earnings per share                   $  .59    $  .45
                                                       ======    ======

6. RELATED PARTIES

         Central Financial Services, Inc. ("CFS") provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset liability management and regulatory consulting. CFS is owned by United's former Chairman of the Board of Directors and its current largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were $.1 million for each of the three month periods ended March 31, 2003 and 2002, respectively. The fees are billed by CFS on an hourly basis for work performed by United's current chairman and CEO, its former chairman and four other employees. Neither the former chairman or the current chairman and CEO of United receive direct compensation from United for their services. Each is compensated for services as a director through director's fees of $300 per month, and for services as an officer of United through CFS. Through CFS, the former chairman and current chairman and CEO earn annual salaries of $135,000 and $140,000, respectively. United's portion of those salaries was approximately 53%, based upon CFS billings during those periods.

         Banker's Resource Center ("BRC") provides data processing services for Heritage Bank. Heritage Bank has a 14% ownership interest in BRC, a computer data center. The charges for BRC's services were $.2 million and $.1 million for the three months ended March 31, 2003 and 2002, respectively.

7. DIVIDENDS DECLARED

         On April 23, 2003, the Board of Directors of United declared a quarterly cash dividend of $.265 per share, payable May 27, 2003, to shareholders of record on May 12, 2003.

8. STOCK-BASED COMPENSATION

         United has a stock-based employee compensation plan, which is a stock option plan described more fully in footnotes included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2002. United accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price at or above to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if United had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         -----------------------
(UNAUDITED)                                              QUARTER ENDED MARCH 31,
                                                         -----------------------
                                                              2003       2002
                                                            -------    -------
Net income:  As reported                                    $   982    $   738
Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects           (13)       (20)
                                                            -------    -------
Pro forma net income                                        $          $   718
                                                            =======    =======
Earnings per share:
  Basic - as reported                                       $   .60    $   .45
                                                            =======    =======
  Basic - pro forma                                         $   .60    $   .44
                                                            =======    =======
  Diluted - as reported                                     $   .59    $   .45
                                                            =======    =======
  Diluted - pro forma                                       $   .58    $   .44
                                                            =======    =======

9. CRITICAL ACCOUNTING POLICIES

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

         At March 31, 2003, United had $3.4 million of recorded goodwill which in accordance with its current accounting policies, is no longer amortized to expense during the years ended December 31, 2003 and 2002, but rather is reviewed annually by management for any impairment writedown. This accounting policy for goodwill is considered a critical one for United because of the significant accounting estimates made by management in assessing any potential impairment writedown. Such accounting estimates can be significant due to the possibility that future events affecting them may differ from management's current judgements.

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

2. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE YEAR ENDED DECEMBER 31, 2002.

(IN THOUSANDS)                    SELECTED FINANCIAL CONDITION RECAP
(UNAUDITED)
                                   MARCH 31,   Dec. 31,
                                     2003        2002       Change
                                   --------------------------------
Cash and cash equivalents          $ 28,014    $ 33,224    $ (5,210)
Securities available-for-sale        61,472      60,936         536
Restricted stock, at cost             4,392       4,327          65
Loans held for sale                  15,688      13,648       2,040
Loans receivable, net               251,518     250,431       1,087
Premises and equipment, net           7,615       7,668         (53)
Real estate and other
 personal property owned                594         586           8
Goodwill, net                         3,429       3,429          --
All other assets                      3,505       3,731        (226)
Total assets                        376,227     377,980      (1,753)
Deposits                            291,196     286,980       4,216
Federal Home Loan Bank advances      34,000      38,000      (4,000)
Securities sold under
 agreements to repurchase             9,930      12,787      (2,857)
Line of credit                          500         700        (200)
Trust preferred securities            3,000       3,000          --
All other liabilities                 3,766       3,087         679
Total liabilities                   342,392     344,554      (2,162)
Stockholders' equity, net            30,856      30,476         380

         Total assets decreased $1.8 million to $376.2 million at March 31, 2003 from $378.0 million at December 31, 2002. The decrease in assets was primarily the result of a decrease in cash and cash equivalents of approximately $5.2 million offset by an increase in loans receivable and loans held for sale of approximately $3.1 million.

         SECURITIES AVAILABLE-FOR-SALE - Securities available-for-sale increased $.6 million to $61.5 million at March 31, 2003 from $60.9 million at December 31, 2002. The increase was the result of $17.5 million of purchases, offset by $16.7 million of maturities and calls, sales and principal repayments and a $.2 million decrease in unrealized gains on securities.

         A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF THE CONSOLIDATED AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO AT THE DATES INDICATED IS AS FOLLOWS:

(IN THOUSANDS)
(UNAUDITED)
                                                         MARCH 31, 2003
                                   -----------------------------------------------------------
                                                     GROSS           GROSS           ESTIMATED
                                   AMORTIZED      UNREALIZED       UNREALIZED          FAIR
                                     COST            GAINS           LOSSES            VALUE
                                   --------        --------         --------         --------
U.S. GOVERNMENT AND FEDERAL
 AGENCIES                          $  8,294        $    152         $     --         $  8,446
MORTGAGE-BACKED SECURITIES           48,534             661             (102)          49,093
MUNICIPAL BONDS                       1,945             309               --            2,254
CORPORATE BONDS AND EQUITY
 SECURITIES                           1,525             154               --            1,679
                                   --------        --------         --------         --------
                                   $ 60,298        $  1,276         $   (102)        $ 61,472
                                   ========        ========         ========         ========


                                                       December 31, 2002
                                   -----------------------------------------------------------
                                                     Gross           Gross           Estimated
                                   Amortized      Unrealized       Unrealized          Fair
                                     Cost            Gains           Losses            Value
                                   --------        --------         --------         --------
U.S. Government and federal
 agencies                          $ 13,793        $    238         $     --         $ 14,031
Mortgage-backed securities           42,195           1,060               --           43,255
Municipal bonds                       1,945              54               --            1,999
Corporate bonds and equity
 securities                           1,526             125               --            1,651
                                   --------        --------         --------         --------
                                   $ 59,459        $  1,477         $     --         $ 60,936
                                   ========        ========         ========         ========

         LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $1.1 million to $251.5 million at March 31, 2003 from $250.4 million at December 31, 2002. The increase in loans during the first quarter of 2003 was primarily in the commercial real estate loan category. Other loan categories have remained fairly constant or decreased slightly as a result of a weakened state and national economy and the resulting impact on loan demand. United has also slowed its acquisition of participation loans from outside Montana due to reduced interest rates and the concerns of a possible national recession. The loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage, consumer loans secured by real estate, and various consumer installment loans. The Banks also purchase and participate in commercial and lease financing loans. The Banks had $41.8 million and $39.3 million of participation and purchased loans as of March 31, 2003 and 2002, respectively.

         During the three months ended March 31, 2003, loans held for sale increased $2.0 million to $15.7 million at March 31, 2003 from approximately $13.7 million at December 31, 2002, as loan originations outpaced secondary market sales. Approximately $64.7 million of residential real estate loans were originated for sale and $62.7 million of residential real estate loans were sold to the secondary market during the three month period ending March 31, 2003.

         ALLOWANCE FOR LOAN LOSSES - The loan loss reserve increased $.2 million to $3.8 million at March 31, 2003 as compared to $3.6 million at December 31, 2002. A loan loss provision of $.3 million for the three months ended March 31, 2003 was offset by loans in the amount of $.1 million which were determined by United's management to be uncollectable and subsequently charged-off. The loan loss reserve at March 31, 2003 is an amount which management believes is adequate given the relatively low level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at March 31, 2003 was 1.47%.

LOANS RECEIVABLE, NET OF UNAMORTIZED NET DEFERRED LOAN FEES, AT THE DATES INDICATED ARE SUMMARIZED AS FOLLOWS:

(IN THOUSANDS)
(UNAUDITED)
                                              MARCH 31,   December 31,
                                                2003          2002
                                              --------      --------

First mortgage loans and contracts secured
  by real estate                              $ 73,285      $ 73,801
Commercial real estate loans                    74,679        72,993
Commercial loans                                60,976        59,428
Auto and other consumer loans                   24,913        25,331
Second mortgage consumer loans                   5,218         5,559
Agricultural loans                              13,862        14,548
Tax exempt municipal loans                       1,463         1,469
Savings account and other loans                    900           875
                                              --------      --------
                                               255,296       254,004
         Less: Allowance for loan losses         3,778         3,573
                                              --------      --------

                                              $251,518      $250,431
                                              ========      ========

A SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES FOR THE DATES INDICATED ARE AS FOLLOWS:

(IN THOUSANDS)                   THREE MONTHS ENDED        Year ended
                                   MARCH 31, 2003      December 31, 2002
                                 ------------------    -----------------
Balance, beginning of period           $ 3,573              $ 3,503
Provision for loan losses                  292                1,170
Losses charged off                         (88)              (1,189)
Recoveries                                   1                   89
                                       -------              -------
Balance, end of period                 $ 3,778              $ 3,573
                                       =======              =======

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

         The Banks follow regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At March 31, 2003 United had non-accrual loans totaling $.7 million and loans totaling $.3 million past due 90 days and still accruing. At December 31, 2002 by comparison, United's non-accrual loans totaled $.3 million and loans past due 90 days and still accruing totaled .6 million.

         The Banks are required to review, classify and report to their Board of Directors their assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At March 31, 2003 and December 31, 2002, United had no assets classified as loss. At both March 31, 2003 and December 31, 2002, United had $.1 million classified as doubtful. At both March 31, 2003 and December 31, 2002, United had $.8 million of reported substandard assets. As a percent of total assets, substandard assets were approximately .21% at both March 31, 2003 and December 31, 2002.

         PREMISES AND EQUIPMENT - This category decreased $.1 million to $7.6 million at March 31, 2003 from $7.7 million at December 31, 2002. The Banks invested approximately $.1 million in fixed assets during the first three months of 2003, primarily in connection with the construction of the new Heritage Bank branch facility in Billings, Montana and the relocation of the Heritage Bank branch in Libby, Montana. The purchases of premises and equipment were offset by approximately $.2 of depreciation.

         DEPOSITS - Deposits increased $4.2 million to $291.2 million at March 31, 2003 from $287.0 million at December 31, 2002. This increase was primarily the result of the continued growth of the three new Heritage Bank branches in Bozeman, Kalispell and Missoula, Montana, and Valley Bank's new branch in Scottsdale, Arizona.

         DEPOSITS AT THE DATES INDICATED ARE SUMMARIZED AS FOLLOWS:

(IN THOUSANDS)
(UNAUDITED)
                                 MARCH 31,            December 31,
                                   2003                   2002
                                 --------               --------
Demand accounts                  $ 52,535      18.1%    $ 48,228      16.8%
Now and money market accounts      57,165      19.6       59,752      20.8
Savings accounts                   55,986      19.2       50,980      17.8
Certificate of deposits           125,510      43.1      128,020      44.6
                                 --------     -----     --------     -----
                                 $291,196       100%    $286,980       100%
                                 ========     =====     ========     =====

         BORROWED FUNDS - FHLB advances decreased $4.0 million from December 31, 2002 to March 31, 2003, a net result of $4.0 million in advances and $8.0 million in repayments. Securities sold under agreements to repurchase decreased $2.9 million to $9.9 million at March 31, 2003 from $12.8 million at December 31, 2002.

         STOCKHOLDERS' EQUITY - Stockholders' equity increased $.4 million to $30.9 million at March 31, 2003 from $30.5 million at December 31, 2002. This increase is due to $1.0 million of net income for the three months ended March 31, 2003 less cash dividends declared of $.4 million, and a $.2 million decrease in unrealized gains net of tax effects, associated with securities classified as available-for-sale being adjusted to market value.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002.

(IN THOUSANDS)                        INCOME RECAP
(UNAUDITED)                   ----------------------------
                              THREE MONTHS ENDED MARCH 31,
                              ----------------------------
                                2003      2002     Change
                               --------------------------
Interest income                $5,368    $6,133    $ (765)
Interest expense                1,949     2,909      (960)
                               ------    ------    ------
 Net interest income            3,419     3,224       195
Provision for loan losses         292       240        52
                               ------    ------    ------
Net interest income after
  provision for loan losses     3,127     2,984       143
Non-interest income             1,648     1,091       557
Non-interest expense            3,128     2,820       308
                               ------    ------    ------
 Income before income taxes
  and minority interest         1,647     1,255       392
Provision for income taxes        619       468       151
                               ------    ------    ------
 Net income before minority
  interest                     $1,028    $  787    $  241
                               ======    ======    ======

         NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.2 million to $3.4 million for the three months ended March 31, 2003 from $3.2 million for the three months ended March 31, 2002. Net interest margin increased ..24% to 3.84% for the three months ended March 31, 2003 from 3.60% for the same period last year. Net interest-rate spread increased .30% to 3.72% for the three months ended March 31, 2003 from 3.42% for the same period last year. Although total interest income decreased $.8 million primarily as a result of interest rate cuts by the Federal Reserve Bank which began in 2001, the decrease in interest expense due to interest rate cuts was even greater, at $1.0 million, resulting in a net increase in net interest income of $.2 million.

         INTEREST INCOME - Interest income decreased $.8 million from $6.1 million for the three month period ended March 31, 2002 to $5.3 million for the three month period ended March 31, 2003.

       For the three month period ended March 31, 2003, compared to the three month period ended March 31, 2002, interest on loans receivable decreased $.5 million. Interest on mortgage-backed securities and investments and interest on other interest-earning assets decreased $.3 million for the three month period ended March 31, 2003 compared to the same period the prior year.

       INTEREST EXPENSE - Interest expense decreased $1.0 million from $2.9 million for the three month period ended March 31, 2002 to $1.9 million for the three month period ended March 31, 2003.

       For the three month period ended March 31, 2003, compared to the three month period ended March 31, 2002, interest on deposits decreased $.6 million, and interest of other borrowings decreased $.4 million. Although the average balance of deposits increased 3.0% from March 31, 2002 to 2003, lower interest rates during the first quarter of 2003 allowed for a decrease in interest expense on deposits. The $.4 million decrease in interest on other borrowings included a $.3 million decrease in interest on FHLB advances. The average balance of FHLB advances decreased 24.3% from March 31, 2002 to March 31, 2003. The average balance of other borrowings decreased 4.0% from March 31, 2002 to 2003, resulting in a $.1 million decrease in interest expense on other borrowings.

       PROVISION FOR LOAN LOSSES - United provided $.3 million for loan losses in the first three months of 2003, as compared to $.2 million in the first three months of 2002. Although the state and national economics have weakened in 2003 and 2002 as compared to 2001, asset quality at the Banks has remained strong, and United's past due and non-accrual loans totaled .52% and .76% of total loans at March 31, 2003 and 2002, respectively.

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

       NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.6 million for the three month period ended March 31, 2003 to $1.7 million from $1.1 million for the three month period ended March 31, 2002. United's loan demand continued to be strong in the home lending market, and particularly the refinancing market, during the first three months of 2003, as interest rates continue to be at levels which are attractive to customers in the home lending market. Gain on sale of loans increased a record $.6 million for the three month period ending March 31, 2003 to $1.3 million from $.7 million for the same period in 2002.

       NON-INTEREST EXPENSE - Non-interest expense increased $.3 million during the three month period ending March 31, 2003 as compared to the same period in 2002. This increase was principally due to increased personnel expenses associated with commissions to loan originators in United's mortgage banking department.

4. ASSET/LIABILITY MANAGEMENT

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

         One of the primary objectives of United's management has been to restructure United's balance sheet to reduce its vulnerability to changes in interest rates ("interest rate risk"). Commercial banking institutions can suffer from a mismatch in the term to maturity of their assets and liabilities, with mortgage loan assets tending to be of a much longer term than deposits, the primary liabilities of commercial banking institutions. In periods of rising interest rates, this mismatch can render commercial banking institutions vulnerable to increases in costs of funds (deposits and borrowings) that can outstrip increases in returns on longer-term fixed rate loans and investments, resulting in a decrease in positive interest rate spread and lower earnings.

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

5. LIQUIDITY AND CAPITAL RESOURCES

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

         Liquidity management of the Banks is both a daily and long-term function of United's management strategy. Excess funds are generally invested in FHLB overnight funds. If the Banks should require funds beyond their ability to generate them internally, additional sources of funds are available through the use of FHLB advances. At March 31, 2003 the Banks had outstanding borrowings of $44.4 million which included $34.0 million of FHLB advances, $9.9 million of repurchase agreements and $.5 million of other borrowed money. At December 31, 2002 the Banks had outstanding borrowings of $51.5 million which included $38.0 million of FHLB advances, $12.8 million of repurchase agreements and $.7 million of other borrowed money.

         United, as a bank holding company separate from its subsidiaries, provides for its own liquidity. Substantially all of the bank holding company's revenue is dividends received from Heritage Bank. In general, the Banks are limited, without the prior consent of state and federal regulators, to payment of dividends that do not exceed the current year net income plus retained earnings from the two preceding calendar years. Additional sources of liquidity for the bank holding company include a line of credit with a correspondent bank.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management believes there has been no material change in interest rate risk since December 31, 2002. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4 CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.

       Although not involved in any material pending litigation as of March 31, 2003, United is a plaintiff in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United's consolidated financial position, results of operations, or liquidity.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5 OTHER INFORMATION.

         None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits

         3.1 Articles of Incorporation of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United's Annual Report on Form 10-K dated March 31, 1998).

         3.2 Bylaws of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United's Annual Report on Form 10-K dated March 31, 1998).

         99.1     Certification of principal executive officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     Certification of principal financial officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002. B. Reports on Form 8-K

         United did not file any current reports on Form 8-K during the quarter ended March 31, 2003.

                          SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.



Date      May 12, 2003              /s/ Kurt R. Weise
    -------------------------       -----------------------------------
                                    Kurt R. Weise
                                    Chairman and Chief
                                    Executive Officer
                                    (Duly Authorized Officer and
                                    Principal Executive Officer)





Date      May 12, 2003              /s/ Paula J. Delaney
    ------------------------        -----------------------------------
                                    Paula J. Delaney
                                    Chief Financial Officer
                                    (Principal Financial
                                    and Accounting Officer)

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


Date    May 12, 2003                /s/ Kurt R. Weise
     ------------------             ----------------------------
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


Date    May 12, 2003                /s/ Paula J. Delaney
     ------------------             ----------------------------
                                    Paula J. Delaney
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)