Form 10-Q
period 2003-06-30
UNITED FINANCIAL CORP \MN\
filed 2003-08-14
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

          _X_   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

          ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________ .


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

                                 (406) 727-6106
                                 --------------
              (Registrant's telephone number, including area code)

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

Common Stock, no par value; 2,441,810 shares outstanding as of July 31, 2003

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS

          Consolidated Condensed Statements of Financial Condition at
            June 30, 2003 (unaudited) and December 31, 2002 (audited)         1

          Consolidated Condensed Statements of Income - Three and Six
            Months Ended June 30, 2003 and June 30, 2002 (unaudited)          2

          Consolidated Condensed Statements of Cash Flows - Six Months
            Ended June 30, 2003 and June 30, 2002 (unaudited)                 3

          Notes to Consolidated Condensed Financial Statements (unaudited)    4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                 9

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         17

   ITEM 4 CONTROLS AND PROCEDURES                                            18

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS                                                  19

   ITEM 2 CHANGE IN SECURITIES AND USE OF PROCEEDS                           19

   ITEM 3 DEFAULTS UPON SENIOR SECURITIES                                    19

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS              19

   ITEM 5 OTHER INFORMATION                                                  19

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                                   19

SIGNATURES                                                                   20

                                     Page i

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                               JUNE 30,    DECEMBER 31,
                                                             -----------   ------------
                                                                 2003         2002
                                                             -----------   ------------
                                                             (UNAUDITED)    (Audited)
ASSETS
  Cash and cash equivalents                                    $ 30,354     $ 33,224
  Securities available-for-sale                                  57,498       60,936
  Restricted stock, at cost                                       4,441        4,327
  Loans held for sale                                            20,822       13,648
  Loans receivable, net                                         255,285      250,431
  Accrued interest receivable                                     2,483        2,525
  Premises and equipment, net                                     7,652        7,668
  Real estate and other personal property owned                     562          586
  Goodwill, net of accumulated amortization                       3,429        3,429
  Deferred income taxes, net                                         --          155
  Other assets                                                    1,147        1,051
                                                               --------     --------
                                                               $383,673     $377,980
                                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Demand, NOW and money market demand accounts                 $121,552     $107,980
  Savings deposits                                               53,766       50,980
  Time deposits                                                 124,278      128,020
                                                               --------     --------
                                                                299,596      286,980
  Federal Home Loan Bank advances                                34,000       38,000
  Securities sold under agreements to repurchase                  9,409       12,787
  Line of credit                                                     --          700
  Accrued interest payable                                        1,460        1,410
  Advances from borrowers for taxes and insurance                   103          104
  Income taxes payable                                              197          265
  Deferred income taxes, net                                         54           --
  Trust preferred securities                                      3,000        3,000
  Other liabilities                                               1,166        1,308
                                                               --------     --------
                                                                348,985      344,554

 MINORITY INTEREST                                                3,017        2,950

 Stockholders' equity:
  Preferred stock, no par value; authorized 2,000,000
   shares; no shares issued and outstanding
   none outstanding)                                                 --           --
  Common stock, no par value; authorized 8,000,000 shares;
   2,441,669 and 2,439,225 shares issued and outstanding
   at June 30, 2003 and December 31, 2002, respectively          27,203       27,167
  Retained earnings, substantially restricted                     3,741        2,476
  Accumulated other comprehensive income, net                       727          833
                                                               --------     --------
                                                                 31,671       30,476
                                                               --------     --------
                                                               $383,673     $377,980
                                                               ========     ========
                                              Equity/Assets        8.25%        8.06%
                                           Book Value/Share      $12.97       $12.49

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30,                   JUNE 30,
                                                       ----------------------      ----------------------
                                                         2003          2002          2003          2002
                                                       --------      --------      --------      --------
INTEREST INCOME:
Loans receivable                                       $  4,582      $  4,948      $  9,125      $ 10,009
Mortgage-backed securities                                  484           767           987         1,455
Other investment securities                                 143           218           342           471
Other interest earning assets                                74           138           197           269
                                                       --------      --------      --------      --------
  Total interest income                                   5,283         6,071        10,651        12,204
INTEREST EXPENSE:
Deposits                                                  1,316         1,980         2,769         4,053
Other borrowings                                            441           790           936         1,626
                                                       --------      --------      --------      --------
  Total interest expense                                  1,757         2,770         3,705         5,679
                                                       --------      --------      --------      --------
  Net interest income                                     3,526         3,301         6,946         6,525
Provision for loan losses                                   332           215           625           455
                                                       --------      --------      --------      --------
  Net interest income after provision for
   loan losses                                            3,194         3,086         6,321         6,070
NON-INTEREST INCOME:
Gain on sale of loans                                     1,806           742         3,117         1,426
Service charges and fees                                    334           279           604           546
Gain on sale of securities                                   --            --            18            86
Other                                                        46            55            96           109
                                                       --------      --------      --------      --------
  Total non-interest income                               2,186         1,076         3,835         2,167
NON-INTEREST EXPENSE:
Compensation and benefits                                 2,155         1,540         3,975         3,039
Occupancy and equipment                                     422           387           826           767
Data processing fees                                        245           202           438           404
Other                                                       654           772         1,366         1,511
                                                       --------      --------      --------      --------
  Total non-interest expense                              3,476         2,901         6,605         5,721
                                                       --------      --------      --------      --------
  Income before income taxes and minority interest        1,904         1,261         3,551         2,516
Provision for income taxes                                  717           470         1,336           938
                                                       --------      --------      --------      --------
  Income before minority interest                         1,187           791         2,215         1,578
Minority interest                                           (43)          (50)          (89)          (99)
                                                       --------      --------      --------      --------
  Net income                                           $  1,144      $    741      $  2,126      $  1,479
                                                       ========      ========      ========      ========
Basic earnings per share                               $    .47      $   0.30      $    .87      $   0.61
                                                       ========      ========      ========      ========
Diluted earnings per share                             $    .46      $   0.30      $    .85      $   0.60
                                                       ========      ========      ========      ========
Dividends declared per share                           $    .18      $   0.17      $    .35      $   0.32
                                                       ========      ========      ========      ========
Weighted average shares outstanding - basic               2,439         2,439         2,439         2,439
                                                       ========      ========      ========      ========
Weighted average shares outstanding - diluted             2,499         2,468         2,489         2,465
                                                       ========      ========      ========      ========

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                      SIX MONTHS ENDED
                                                                   ----------------------
                                                                   JUNE 30,      June 30,
                                                                   --------      --------
                                                                     2003          2002
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash provided (used) in operating activities              $ (4,038)     $  4,395

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (increase) decrease in loans receivable                          (5,501)        8,186
Purchases of securities available-for-sale                          (22,703)      (44,797)
Proceeds from maturities, pay downs and sales of securities
  available-for-sale                                                 25,909        39,742
Purchases of restricted stock                                            --           (50)
Purchases of premises and equipment                                    (297)       (1,242)
Proceeds from sale of premises and equipment                             13            --
Proceeds from sale of real estate and other personal property            36            --
  owned                                                                  --           183
Acquisition of real estate and other personal property owned             --           (10)
                                                                   --------      --------

     Net cash provided (used) in investing activities                (2,543)        2,012
                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                             12,616         6,074
Proceeds from Federal Home Loan Bank advances                        18,500        (6,500)
Payments on Federal Home Loan Bank advances                         (22,500)           --
Payments on line of credit                                             (700)           --
Net decrease in securities sold under agreements to repurchase       (3,378)         (746)
Net decrease in federal funds purchased                                  --        (1,000)
Decrease in advances from borrowers for taxes and insurance              (1)          (22)
Dividends paid to stockholders                                         (862)         (792)
Proceeds from issuance of common stock                                   36             3
                                                                   --------      --------

     Net cash provided (used) in financing activities                 3,711        (2,983)
                                                                   --------      --------

Increase (decrease) in cash and cash equivalents                     (2,870)        3,424
Cash and cash equivalents at beginning of year                       33,224        22,026
                                                                   --------      --------
     Cash and cash equivalents at end of period                    $ 30,354      $ 25,450
                                                                   ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURE
------------------------------------------------------------
Cash payments for interest                                         $  3,655      $  5,687
Cash payments for income taxes                                     $  1,118      $  1,086

NON CASH INVESTING AND FINANCING ACTIVITIES
------------------------------------------------------------
Vehicle financed                                                   $     28      $      -
Acquisition of other personal property in settlement of loans      $     22      $     82

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       GENERAL

         United Financial Corp. ("United") is a bank holding company headquartered in Great Falls, Montana, with operations in 12 Montana communities and Phoenix and Scottsdale, Arizona. United's banking business in Montana is conducted through its wholly-owned subsidiary, Heritage Bank ("Heritage Bank"), and in Arizona is conducted through Valley Bank of Arizona ("Valley Bank"), the wholly-owned subsidiary of Valley Bancorp, Inc. ("Valley"), a majority-owned subsidiary of United. Heritage Bank and Valley Bank are collectively referred to herein as the "Banks". United's wholly-owned subsidiary, United Financial-Montana Capital Trust I was established in 2001 to issue and administer $3.0 million of Capital Trust Pass-Through Securities. United had assets of approximately $383.7 million, deposits of approximately $299.6 million and stockholders' equity of approximately $31.7 million at June 30, 2003.

         United owned approximately 65% of Valley at June 30, 2003. As a result of acquiring over 50% of the outstanding shares of Valley in January 2000, United has consolidated Valley in its financial statements since January 1, 2000. The aggregate purchase price of all shares of Valley purchased by United to date is approximately $7.2 million. Valley had assets of approximately $69.0 million, deposits of approximately $56.8 million and stockholders' equity of approximately $8.7 million at June 30, 2003. As previously announced in its August 2003 press release, United completed the sale of Valley to Marquette Financial Companies on July 31, 2003.

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

2.       BASIS OF PRESENTATION

         United's consolidated financial statements, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results anticipated for the year ending December 31, 2003. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the December 31, 2002 financial information to conform to the June 30, 2003 presentation.

3.       COMPREHENSIVE INCOME

         United's only significant element of comprehensive income is unrealized gains and losses on securities available-for-sale.

(IN THOUSANDS)
(UNAUDITED)
                                                   THREE MONTHS ENDED                        Three Months Ended
                                                     JUNE 30, 2003                            June 30, 2002
                                         ------------------------------------     ------------------------------------
                                         BEFORE TAX   TAX EXPENSE   AFTER TAX     Before Tax   Tax Expense   After Tax
                                         -----------  -----------   ---------     ----------   -----------   ---------
Net income                                 $1,861        $717        $1,144        $1,211         $470        $  741

Unrealized and realized
 holding gains arising during period           97          37            60         1,296          492           804

Less: reclassification adjustment for
 gains included in net income                  --          --            --            --           --            --
                                           ------        ----        ------        ------         ----        ------

Net unrealized gains on securities
 available for sale                            97          37            60         1,296          492           804

Less: portion of unrealized gain
 allocated to minority interest                (5)         --            (5)           91           --            91
                                           ------        ----        ------        ------         ----        ------

Total comprehensive income                 $1,963        $754        $1,209        $2,416         $962        $1,454
                                           ======        ====        ======        ======         ====        ======

                                                   SIX MONTHS ENDED                         Six Months Ended
                                                    JUNE 30, 2003                            June 30, 2002
                                         -----------------------------------     ------------------------------------
                                         BEFORE TAX   TAX EXPENSE  AFTER TAX     Before Tax   Tax Expense   After Tax
                                         -----------  -----------  ---------     ----------   -----------   ---------
Net income                                 $3,462        $1,336      $2,126        $2,417       $  938       $1,479

Unrealized and realized holding gains
 arising during period                        224            85         139           776          295          481

Less: reclassification adjustment for
 gains included in net income                  18             7          11            86           32           54
                                           ------        ------      ------        ------       ------       ------

Net unrealized gains on securities
 available for sale                           206            78         128           690          263          427

Less: portion of unrealized gains
 allocated to minority interest               (22)           --         (22)           46           --           46
                                           ------        ------      ------        ------       ------       ------

Total comprehensive income                 $3,690        $1,414      $2,276        $3,061       $1,201       $1,860
                                           ======        ======      ======        ======       ======       ======

4.       CASH EQUIVALENTS

         For purposes of the consolidated condensed statements of cash flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

5.       COMPUTATION OF EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Potential common stock includes the incremental share under stock option plans.

The following table sets forth the computation of basic and diluted earnings per share.

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,               JUNE 30,
                                                 -------------------     --------------------
                                                   2003        2002       2003         2002
                                                 -------     -------     -------      -------
Weighted average shares outstanding during
   the period on which basic earnings per
   share is calculated                             2,439       2,439       2,439        2,439
Add: incremental shares under stock option
   plans                                              60          29          50           26
                                                 -------     -------     -------      -------

Average outstanding shares on which diluted
   earnings per share is calculated                2,499       2,468       2,489        2,465
                                                 =======     =======     =======      =======

Net income applicable to common
   stockholders, basic                           $ 1,144     $   741     $ 2,126      $ 1,479
Less: reduction of proportionate share of
   Valley net income assuming option
   exercises                                          --          --          (1)          (1)
                                                 -------     -------     -------      -------

Net income applicable to common
   stockholders, diluted                         $ 1,144     $   741     $ 2,125      $ 1,478
                                                 =======     =======     =======      =======

Basic earnings per share                         $   .47     $   .30     $   .87      $   .61
                                                 =======     =======     =======      =======

Diluted earnings per share                       $   .46     $   .30     $   .85      $   .60
                                                 =======     =======     =======      =======

6.       RELATED PARTIES

         Central Financial Services, Inc. ("CFS") provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset-liability management and regulatory consulting. CFS is owned by United's former Chairman of the Board of Directors and its current largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were approximately $.2 million for each of the six month periods ended June 30, 2003 and 2002, respectively. The fees are billed by CFS on an hourly basis for work performed by United's current Chairman and CEO,its former Chairman, and four other employees. Neither the former Chairman or the current Chairman and CEO of United receive direct compensation from United for their services. Each is compensated for services as a director through director's fees of $300 per month, and for services as an officer of United through CFS. Through CFS, the Chairman and CEO earn annual salaries of $135,000 and $140,000, respectively. United's portion of those salaries was approximately 53%, based upon CFS billings during those periods.

         Banker's Resource Center ("BRC") provides data processing services for Heritage Bank. Heritage Bank has a 14% ownership interest in BRC. The charges for BRC's services were $.3 million for each of the six months ended June 30, 2003 and 2002.

7.       DIVIDENDS DECLARED

         On May 20, 2003, a 3 for 2 stock split affected as a 50% stock dividend was approved by the Board of Directors of United, payable June 30, 2003 to shareholders of record on June 23, 2003. As a result, all per share amounts from time periods prior to this date have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash.

         On August 5, 2003, the Board of Directors of United declared a quarterly cash dividend of $.27 per share, payable September 2, 2003, to shareholders of record on August 19, 2003.

8.       NEW ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends SFAS No. 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. It also amends SFAS No. 133 to incorporate clarification of the definition of a derivative. The new statement is effective for contracts and hedging relationships entered into or designated after June 30, 2003. Management currently believes that the adoption of SFAS No. 149 will not have a material impact on the Company's financial position or results of operations.

         In May 2003, FASB issued SFAS No.150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. Management currently believes that the adoption of SFAS No. 150 will not have a material impact on the Company's financial position or results of operations.

9.       STOCK-BASED COMPENSATION

         United has a stock-based employee compensation plan, which is a stock option plan described more fully in footnotes included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2002. United accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price at or above to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income and earnings per share if United had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

  (IN THOUSANDS, EXCEPT PER SHARE DATA)         THREE MONTHS ENDED    SIX MONTHS ENDED
  (UNAUDITED)                                        JUNE 30,              JUNE 30,
                                                ------------------    -----------------
                                                  2003      2002       2003       2002
                                                 ------     -----     ------     ------
Net income:  As reported                         $1,144     $ 741     $2,126     $1,479
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects                               (15)      (20)       (31)       (41)
                                                 ------     -----     ------     ------
Pro forma net income                             $1,129     $ 721     $2,095     $1,438
                                                 ======     =====     ======     ======
Earnings per share:
  Basic - as reported                            $  .47     $ .30     $  .87     $  .61
                                                 ======     =====     ======     ======
  Basic - pro forma                              $  .46     $ .30     $  .86     $  .59
                                                 ======     =====     ======     ======
  Diluted - as reported                          $  .46     $ .30     $  .85     $  .60
                                                 ======     =====     ======     ======
  Diluted - pro forma                            $  .45     $ .29     $  .84     $  .59
                                                 ======     =====     ======     ======

10.      CRITICAL ACCOUNTING POLICIES

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

         At June 30, 2003, United had $3.4 million of recorded goodwill which in accordance with its current accounting policies, is no longer amortized to expense during the years ended December 31, 2003 and 2002, but rather is reviewed annually by management for any impairment writedown. This accounting policy for goodwill is considered a critical one for United because of the significant accounting estimates made by management in assessing any potential impairment writedown. Such accounting estimates can be significant due to the possibility that future events affecting them may differ from management's current judgements.

11.      SUBSEQUENT EVENTS

         On July 31, 2003, United completed the disposition of its majority-owned subsidiary Valley pursuant to a Merger Agreement dated May 22, 2003 (the "Merger Agreement"), as a result of which Valley became a wholly-owned subsidiary of Marquette Financial Companies, a Minnesota corporation ("Marquette"). United owned approximately 65% of Valley's issued and outstanding capital stock. As provided in the Merger Agreement, the net purchase price paid by Marqeutte for all Valley capital stock outstanding was approximately $14.6 million. The net proceeds received by United on July 31, 2003 were approximately $9.0 million. United's after tax gain on the sale of Valley was approximately $.7 million.

         The Board of Directors of Valley determined it to be in the best interests of Valley to terminate the Valley Bank of Arizona 401(K) Profit Sharing Plan ("The Plan") as of July 31, 2003, prior to the acquisition by Marquette. All participates in the Plan will be 100% vested upon Plan termination and the assets of the Plan will be distributed to the participants in accordance with their interest as soon as administratively feasible after July 31, 2003.

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

2. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE SIX MONTHS ENDED JUNE 30 2003 TO THE YEAR ENDED DECEMBER 31, 2002.

(IN THOUSANDS)                                    SELECTED FINANCIAL CONDITION DATA
(UNAUDITED)
                                      JUNE 30,          Dec. 31,            $                 %
                                        2003              2002            Change            Change
                                      --------          --------        ----------          ------
Cash and cash equivalents             $ 30,354          $ 33,224        $  (2,870)           (8.6)%
Securities available-for-sale           57,498            60,936           (3,438)           (5.6)
Restricted stock, at cost                4,441             4,327              114             2.6
Loans held for sale                     20,822            13,648            7,174            52.6
Loans receivable, net                  255,285           250,431            4,854             1.9
Premises and equipment, net              7,652             7,668              (16)            (.2)
Real estate and other
 personal property owned                   562               586              (24)           (4.1)
Goodwill, net                            3,429             3,429               --              --
All other assets                         3,630             3,731             (101)           (2.7)
Total assets                           383,673           377,980            5,693             1.5
Deposits                               299,596           286,980           12,616             4.4
Federal Home Loan Bank advances         34,000            38,000           (4,000)          (10.5)
Securities sold under
 agreements to repurchase                9,409            12,787           (3,378)          (26.4)
Line of credit                              --               700             (700)         (100.0)
Trust preferred securities               3,000             3,000               --              --
All other liabilities                    2,979             3,087             (108)           (3.5)
Total liabilities                      348,985           344,554            4,431             1.3
Stockholders' equity, net               31,671            30,476            1,195             3.9

         Total assets increased $5.7 million to $383.7 million at June 30, 2003 from $378.0 million at December 31, 2002. The increase in assets was primarily the result of an increase in loans receivable and loans held for sale of approximately $12.0 million, offset by a decrease in cash and cash equivalents of approximately $2.9 million and a decrease in securities available for sale of approximately $3.4 million.

         SECURITIES AVAILABLE-FOR-SALE - Securities available-for-sale decreased $3.4 million to $57.5 million at June 30, 2003 from $60.9 million at December 31, 2002. The decrease was the result of $22.7 million of purchases, offset by $25.9 million of maturities and calls, sales and principal repayments and a $.2 million decrease in unrealized gains on securities.

         A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF THE CONSOLIDATED AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO AT THE DATES INDICATED IS AS FOLLOWS:

           (IN THOUSANDS)
           (UNAUDITED)
                                                                    JUNE 30, 2003
                                            ---------------------------------------------------------------
                                                                GROSS             GROSS           ESTIMATED
                                            AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                              COST              GAINS            LOSSES             VALUE
                                            ---------        ----------        ----------        ----------
           U.S. GOVERNMENT AND FEDERAL
            AGENCIES                          $ 7,295          $  126           $     -           $ 7,421
           MORTGAGE-BACKED SECURITIES          45,459             631                 -            46,090
           MUNICIPAL BONDS                      1,944             298                 -             2,242
           CORPORATE BONDS AND EQUITY
            SECURITIES                          1,526             219                 -             1,745
                                              -------          ------           -------           -------
                                              $56,224          $1,274           $     -           $57,498
                                              =======          ======           =======           =======

                                                                   December 31, 2002
                                            ---------------------------------------------------------------
                                                                Gross             Gross           Estimated
                                            Amortized        Unrealized        Unrealized           Fair
                                              Cost              Gains            Losses             Value
                                            ---------        ----------        ----------        ----------
           U.S. Government and federal
            agencies                          $13,793          $  238           $     -           $14,031
           Mortgage-backed securities          42,195           1,060                 -            43,255
           Municipal bonds                      1,945              54                 -             1,999
           Corporate bonds and equity
            securities                          1,526             125                 -             1,651
                                              -------          ------           -------           -------
                                              $59,459          $1,477           $     -           $60,936
                                              =======          ======           =======           =======

         LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased $4.9 million to $255.3 million at June 30, 2003 from $250.4 million at December 31, 2002. The increase in loans during the first six months of 2003 was primarily in the commercial real estate loan category. Other loan categories have remained fairly constant or decreased slightly as a result of a weakened state and national economy and the resulting impact on loan demand. United has also slowed its acquisition of participation loans from outside Montana due to reduced interest rates and the concerns of a possible national recession. The loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage loans, consumer loans secured by real estate, and various consumer installment loans. The Banks also purchase and participate in commercial and lease financing loans. The Banks had $35.8 million and $39.5 million of participation and purchased loans as of June 30, 2003 and 2002, respectively.

         During the six months ended June 30, 2003, loans held for sale increased $7.1 million to $20.8 million at June 30, 2003 from approximately $13.7 million at December 31, 2002, as loan originations outpaced secondary market sales. Approximately $166.9 million of residential real estate loans were originated for sale and $159.8 million of residential real estate loans were sold to the secondary market during the six month period ending June 30, 2003.

         ALLOWANCE FOR LOAN LOSSES - The loan loss reserve increased $.4 million to $4.0 million at June 30, 2003 as compared to $3.6 million at December 31, 2002. A loan loss provision of $.6 million for the six months ended June 30, 2003 was offset by loans in the amount of $.2 million which were determined by United's management to be uncollectible and subsequently charged-off. The loan loss reserve at June 30, 2003 is an amount which management believes is adequate given the relatively low level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at June 30, 2003 was 1.54%.

         LOANS RECEIVABLE, NET OF UNAMORTIZED NET DEFERRED LOAN FEES, AT THE DATES INDICATED ARE SUMMARIZED AS FOLLOWS:

 (IN THOUSANDS)
 (UNAUDITED)
                                                JUNE 30,     December 31,
                                                  2003           2002
                                                --------     ------------
 First mortgage loans and contracts secured
   by real estate                               $ 73,068      $ 73,801
 Commercial real estate loans                     72,243        72,993
 Commercial loans                                 61,865        59,428
 Auto and other consumer loans                    27,807        25,331
 Second mortgage consumer loans                    4,957         5,559
 Agricultural loans                               16,722        14,548
 Tax exempt municipal loans                        1,677         1,469
 Savings account and other loans                     939           875
                                                --------      --------
                                                 259,278       254,004
          Less:  Allowance for loan losses         3,993         3,573
                                                --------      --------

                                                $255,285      $250,431
                                                ========      ========

         A SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES FOR THE DATES INDICATED ARE AS FOLLOWS:

  (IN THOUSANDS)                   SIX MONTHS ENDED       Year Ended
                                     JUNE 30, 2003     December 31, 2002
                                         ----------    -----------------
 Balance, beginning of period            $3,573            $ 3,503
 Provision for loan losses                  625              1,170
 Losses charged off                        (212)            (1,189)
 Recoveries                                   7                 89
                                         ------            -------
 Balance, end of period                  $3,993            $ 3,573
                                         ======            =======

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

         The Banks follow regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At June 30, 2003 United had non-accrual loans totaling $.5 million and loans totaling $.4 million past due 90 days and still accruing. At December 31, 2002 by comparison, United's non-accrual loans totaled $.3 million and loans past due 90 days and still accruing totaled $.6 million.

         The Banks are required to review, classify and report to their Board of Directors their assets on a regular basis and classify them as "substandard" (distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At June 30, 2003 and December 31, 2002, United had no assets classified as loss. At both June 30, 2003 and December 31, 2002, United had $.1 million classified as doubtful. At both June 30, 2003 and December 31, 2002, United had $.8 million of reported substandard assets. As a percent of total assets, substandard assets were approximately .21% at both June 30, 2003 and December 31, 2002. At both June 30, 2003 and December 31, 2002, impaired loans were $.9 million. Impaired loans included those loans classified as either substandard or doubtful. As a percentage of total assets, impaired loans were approximately .23% at both June 30, 2003 and December 31, 2002.

         PREMISES AND EQUIPMENT - This category remained at $7.7 million at both June 30, 2003 and December 31, 2002. The Banks invested approximately $.3 million in fixed assets during the first six months of 2003, primarily in connection with the construction of the new Heritage Bank branch facility in Billings, Montana and the relocation of the Heritage Bank branch in Libby, Montana. The purchases of premises and equipment were offset by approximately $.3 million of depreciation.

         DEPOSITS - Deposits increased $12.6 million to $299.6 million at June 30, 2003 from $287.0 million at December 31, 2002. This increase was primarily the result of the continued growth of three Heritage Bank branches in Bozeman, Glendive and Great Falls, Montana. Valley Bank's total deposits decreased $5.0 million from December 31, 2002 to June 30, 2003.

   (IN THOUSANDS)
   (UNAUDITED)
                                   JUNE 30,               December 31,
                                     2003                     2002
                                   --------               ------------
   Demand accounts                 $ 64,143    21.4%        $ 48,228     16.8%
   Now and money market accounts     57,409    19.2           59,752     20.8
   Savings accounts                  53,766    17.9           50,980     17.8
   Certificate of deposits          124,278    41.5          128,020     44.6
                                   --------   -----         --------    -----
                                   $299,596   100.0%        $286,980    100.0%
                                   ========   =====         ========    =====

         BORROWED FUNDS - FHLB advances decreased $4.0 million from December 31, 2002 to June 30, 2003, a net result of $18.5 million in advances and $22.5 million in repayments. Securities sold under agreements to repurchase decreased $3.4 million to $9.4 million at June 30, 2003 from $12.8 million at December 31, 2002.

         STOCKHOLDERS' EQUITY - Stockholders' equity increased $1.2 million to $31.7 million at June 30, 2003 from $30.5 million at December 31, 2002. This increase is due to $2.1 million of net income for the six months ended June 30, 2003 less cash dividends declared of $.8 million, and a $.1 million decrease in unrealized gains net of tax effects, associated with securities classified as available-for-sale being adjusted to market value.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002.

(IN THOUSANDS)                          SELECTED INCOME STATEMENT DATA
                                -----------------------------------------------
(UNAUDITED)                               THREE MONTHS ENDED JUNE 30,
                                -----------------------------------------------
                                                             $             %
                                 2003         2002        Change         Change
                                -------      -------      -------        ------
Interest income                 $ 5,283      $ 6,071      $  (788)       (13.0)%
Interest expense                  1,757        2,770       (1,013)       (36.6)
                                -------      -------      -------        -----
 Net interest income              3,526        3,301          225          6.8
Provision for loan losses           332          215          117         54.4
                                -------      -------      -------        -----
Net interest income after
  provision for loan losses       3,194        3,086          108          3.5
Non-interest income               2,186        1,076        1,110        103.2
Non-interest expense              3,476        2,901          575         19.8
                                -------      -------      -------        -----
 Income before income taxes
  and minority interest           1,904        1,261          643         50.9
Provision for income taxes          717          470          247         52.6
                                -------      -------      -------        -----
 Net income before minority
  interest                        1,187      $   791          396         50.0
Minority interest                   (43)         (50)          (7)       (14.3)
                                -------      -------      -------        -----
 Net income                     $ 1,144      $   741      $   403         54.3%
                                =======      =======      =======        =====

         NET INCOME - United reported net income of $1.1 million, or basic and diluted earnings per share of $.47 and $.46, respectively, for the three months ended June 30, 2003. For the same period in 2002, United reported net income of $.7 million, or basic and diluted earnings per share of $.30. Valley reported net income of $.1 million for each of the three months ended June 30, 2003 and 2002.

         NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.2 million from $3.3 million for the three months ended June 30, 2002 to $3.5 million for the three months ended June 30, 2003. Net interest margin increased ..37% to 4.03% for the three months ended June 30, 2003 from 3.66% for the same period last year. Net interest-rate spread increased .45% to 3.94% for the three months ended June 30, 2003 from 3.49% for the same period last year. Although total interest income decreased $.8 million, primarily as a result of interest rate cuts by the Federal Reserve Bank which began in 2001, the decrease in interest expense due to interest rate cuts was even greater, at $1.0 million, resulting in a net increase in net interest income of $.2 million.

         INTEREST INCOME - Interest income decreased $.8 million from $6.1 million for the three month period ended June 30, 2002 to $5.3 million for the three month period ended June 30, 2003. For the three month period ended June 30, 2003, compared to the three month period ended June 30, 2002, interest on loans receivable decreased $.4 million. Interest on mortgage-backed securities and investments also decreased $.4 million for the three month period ended June 20, 2003, compared to the same period in 2002.

       INTEREST EXPENSE - Interest expense decreased $1.0 million from $2.8 million for the three month period ended June 30, 2002 to $1.8 million for the three month period ended June 30, 2003.

       For the three month period ended June 30, 2003, compared to the three month period ended June 30, 2002, interest on deposits decreased $.7 million, and interest on other borrowings decreased $.3 million. Although the average balance of deposits increased 1.5% from June 30, 2002 to 2003, lower interest rates during the second quarter of 2003 allowed for a decrease in interest expense on deposits. The $.3 million decrease in interest on other borrowings is the result of a decrease in interest on FHLB advances. The average balance of FHLB advances decreased 27.1% from June 30, 2002 to June 30, 2003.

       PROVISION FOR LOAN LOSSES - United provided $.3 million for loan losses in the second quarter ended June 30, 2003 and $.2 million for the same period in 2002. Asset quality at the Banks has remained relatively strong. United's past due and non-accrual loans totaled .36% and .69% of total loans at June 30, 2003 and 2002, respectively.

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

       NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $1.1 million from $1.1 million for the three month period ended June 30, 2002 to $2.2 million for the three month period ended June 30, 2003.

        United's loan demand continued to be strong in the home lending market, and particularly the refinancing market, during the second three months of 2003, as interest rates continued to be at levels which were attractive to customers in the home lending market. Gain on sale of loans increased a record $1.1 million for the three month period ending June 30, 2003 to $1.8 million from $.7 million for the same period in 2002.

       NON-INTEREST EXPENSE - Non-interest expense increased $.6 million during the three month period ending June 30, 2003 as compared to the same period in 2002. This increase was principally due to the increased personnel expenses associated with commissions to loan originators in United's mortgage banking department.

4. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002.

                                        SELECTED INCOME STATEMENT DATA
                                          SIX MONTHS ENDED JUNE 30,
                                ---------------------------------------------
                                                             $           %
                                   2003       2002        Change       Change
                                  -------    -------      -------      ------
Interest income                   $10,651    $12,204      $(1,553)     (12.7)%
Interest expense                    3,705      5,679       (1,974)     (34.7)
                                  -------    -------      -------     ------
 Net interest income                6,946      6,525          421        6.4
Provision for losses on loans         625        455          170       37.4
                                  -------    -------      -------     ------
Net interest income after
  provision for losses on loans     6,321      6,070          251        4.1
Non-interest income                 3,835      2,167        1,668       77.0
Non-interest expense                6,605      5,721          884       15.4
                                  -------    -------      -------     ------
 Income before income taxes
  and minority interest             3,551      2,516        1,035       41.1
Provision for income tax expense    1,336        938          398       42.4
                                  -------    -------      -------     ------
 Net income before minority
  interest                          2,215    $ 1,578          637       40.4
Minority interest                     (89)       (99)         (10)     (10.3)
                                  -------    -------      -------     ------
 Net Income                       $ 2,126    $ 1,479      $   647       43.8%
                                  =======    =======      =======     ======

         NET INCOME - United reported net income of $2.1 million, or basic and diluted earnings per share of $.87 and $.85, respectively, for the six months ended June 30, 2003. For the same period in 2002, United reported net income of $1.5 million, or basic and diluted earnings per share of $.61 and $.60 respectively. Valley reported net income of $.3 million for each of the six months ended June 30, 2003 and 2002.

         NET INTEREST INCOME - Net interest income increased $.4 million from $6.5 million for the six months ended June 30, 2002 to $6.9 million for the six months ended June 30, 2003. Net interest margin increased .33% to 3.95% for the six month period ended June 30, 2003 from 3.62% for the same period last year. Net interest-rate spread increased .41% to 3.86% for the six months ended June 30, 2003 from 3.45% for the same period last year. Although total interest income decreased $1.6 million, primarily as a result of interest rate cuts by the Federal Reserve Bank which began in 2001, the decrease in interest expense due to interest rate cuts was even greater, at $2.0 million, resulting in a net increase in net interest income of $.4 million.

         INTEREST INCOME - Interest income decreased $1.6 million from $12.2 million for the six month period ended June 30, 2002 to $10.6 million for the six month period ended June 30, 2003. For the six month period ended June 30, 2003, compared to the six month period ended June 30, 2002, interest on loans receivable decreased $.9 million, interest on mortgage-backed securities and investments decreased $.6 million while interest on other interest-earning assets decreased $.1 million.

         INTEREST EXPENSE - Interest expense decreased $2.0 million from $5.7 million for the six month period ended June 30, 2002 to $3.7 million for the six month period ended June 30, 2003. Although the average balance of deposits increased 2.2% from June 30, 2002 to 2003, lower interest rates during the first six months of 2003 allowed for a decrease in interest expense on deposits of $1.3 million. The $.7 million decrease in interest on other borrowings included a $.6 million decrease in interest on FHLB advances. The average balance of FHLB advances decreased 25.6% from June 30, 2002 to June 30, 2003. Interest expense on other borrowings decreased $.1 million during the same time period.

         PROVISION FOR LOAN LOSSES - United provided $.6 million and $.5 million for loan losses for the six months ended June 30, 2003 and 2002, respectively.

         NON-INTEREST INCOME - Non-interest income was $3.8 million for the six months ended June 30, 2003 compared to $2.2 million in 2002. This income consisted primarily of a record $3.1 million in gain on sale of loans in the first six months of 2003, an increase of $1.7 million or 118.6% over the same period in 2002. Customer service charges represented $.5 million in income, up slightly from 2002. The remaining $.2 million in income was loan servicing fees and other income which remained consistent from 2002 to 2003.

         NON-INTEREST EXPENSE - United's non-interest expense increased $.9 million during the six month period ending June 30, 2003 as compared to the same period in 2002. This increase was principally due to increased personnel expenses associated with commissions to loan originators in United's mortgage banking department.

5.       ASSET/LIABILITY MANAGEMENT

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

         Several strategies have been employed by United to minimize the mismatch of asset and liability maturities. For the past several years, Heritage Bank has maintained a policy of selling the majority of newly-originated long-term (15 to 30-year maturity) fixed-rate mortgage loans to the secondary market. These loans are sold at their outstanding principal balance, which is the prearranged contract purchase price, and therefore, no gain or loss is realized at sale. The amount recognized on the income statement caption gain on sale of loans represents fee income only. United promotes the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions. United also emphasizes investment in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments. When maturities of loans increase, United offsets the increased interest rate risk with matching funds and maturities with FHLB borrowings.

6.       LIQUIDITY AND CAPITAL RESOURCES

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

         The following summarizes the sensitivity analysis for the Banks as of March 31, 2003, the most recent information available. Management believes there has been no material change in interest rate risk since March 31, 2003. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United's Annual Report on Form 10-K for the year ended December 31, 2002.

HERITAGE BANK
Estimated increase (decrease)
in net interest income:                       +200 bp          -200 bp
                                              -------          -------

         0-90 days                            $  14,752       $ (103,032)
         91-360 days                            (83,695)        (199,556)
         2 years                               (172,559)        (475,060)
         3 years                               (243,518)        (768,470)

VALLEY BANK
Estimated increase (decrease)
in net interest income:                       +200 bp          -200 bp
                                              -------          -------

         0-90 days                            $ (21,782)      $  (32,515)
         91-360 days                            (64,470)        (102,536)
         2 years                                (43,131)        (359,788)
         3 years                                 16,274         (655,107)

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

         Heritage Bank and Valley Bank have both established maximum percentage changes for EVE at 1.5% of total assets, given an 100 basis point change in interest rates. EVE, as a percent to total assets was as follows:

                                        HERITAGE BANK        VALLEY BANK
Percent to Total Assets:
         March 31, 2003                     .58%                .57%
         December 31, 2002                  .85%                .96%

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

ITEM 4   CONTROLS AND PROCEDURES

         United's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that United's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by United in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms. There were no significant changes made in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

         Although not involved in any material pending litigation as of June, 2003, United is a plaintiff in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United's consolidated financial position, results of operations, or liquidity.

ITEM 2   CHANGE IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         On May 20, 2003, United Financial Corp. held its Annual Meeting of Shareholders. The shareholders elected two directors for three year terms.

         The shareholders of United Financial Corp. voted as follows with respect to:

         Approval of Directors:
                                          FOR           WITHHELD

         Kurt R. Weise                 1,471,094         3,765

         Kevin C. Clark                1,472,139         2,720

ITEM 5   OTHER INFORMATION.

         NONE

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits

         3.1 Articles of Incorporation of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United's Annual Report on Form 10-K dated March 31, 1998).
         3.2 Bylaws of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United's Annual Report on Form 10-K dated March 31, 1998).
         31.1 Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1     Certification of principal executive officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2     Certification of principal financial officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

B.       Reports on Form 8-K

         Item 12  Disclosure of Results of Operations and Financial Conditions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.


Date    August 14, 2003                 /s/  Kurt R. Weise
    ----------------------              --------------------------------
                                        Kurt R. Weise
                                        Chairman and Chief
                                        Executive Officer
                                        (Duly Authorized Officer and
                                        Principal Executive Officer)




Date    August 14, 2003                 /s/  Paula J. Delaney
    ----------------------              --------------------------------
                                        Paula J. Delaney
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)