Form 10-Q
period 2003-09-30
UNITED FINANCIAL CORP \MN\
filed 2003-11-13
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

            [X] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.


                         Commission file number: 0-28080

                             UNITED FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           MINNESOTA                                    81-0507591
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

        P.O. Box 2779, 120 First Avenue North, Great Falls, Montana 59403
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices)             (Zip Code)

                                 (406) 727-6106
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, no par value; 2,439,446 shares outstanding as of November 7, 2003

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS

     Consolidated Condensed Statements of Financial Condition at
      September 30, 2003 (unaudited) and December 31, 2002 (audited)           1

     Consolidated Condensed Statements of Income - Three and Nine
      Months Ended September 30, 2003 and September 30, 2002
      (unaudited)                                                              2

     Consolidated Condensed Statements of Cash Flows - Nine Months Ended
      September 30, 2003 and September 30, 2002 (unaudited)                    3

     Notes to Consolidated Condensed Financial Statements (unaudited)          4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                  9

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          18

   ITEM 4 CONTROLS AND PROCEDURES                                             19

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS                                                   20

   ITEM 2 CHANGE IN SECURITIES AND USE OF PROCEEDS                            20

   ITEM 3 DEFAULTS UPON SENIOR SECURITIES                                     20

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS               20

   ITEM 5 OTHER INFORMATION                                                   20

   ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                                    20

SIGNATURES                                                                    21


                                     Page i

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS.

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                -------------  ------------
                                                                     2003         2002
                                                                -------------  ------------
     ASSETS                                                      (UNAUDITED)     (Audited)
       Cash and cash equivalents                                   $ 18,316      $ 17,992
       Securities available-for-sale                                 39,393        43,526
       Restricted stock, at cost                                      4,065         3,909
       Loans held for sale                                           10,283        12,813
       Loans receivable, net                                        222,166       211,350
       Accrued interest receivable                                    2,430         2,167
       Premises and equipment, net                                    6,952         6,684
       Real estate and other personal property owned                    716           586
       Goodwill, net of accumulated amortization                      1,422         3,429
       Deferred income taxes, net                                       220            56
       Other assets                                                   1,046           985
       Net assets from discontinued operations                           --        74,483
                                                                   --------      --------
                                                                   $307,009      $377,980
                                                                   ========      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
      Deposits:
       Demand, NOW and money market demand accounts                $ 69,164      $ 62,454
       Savings deposits                                              53,132        50,417
       Time deposits                                                106,230       112,359
                                                                   --------      --------
                                                                    228,526       225,230
       Federal Home Loan Bank advances                               31,000        34,000
       Securities sold under agreements to repurchase                 8,824        12,787
       Line of credit                                                    --           700
       Accrued interest payable                                       1,091         1,319
       Advances from borrowers for taxes and insurance                  283           104
       Income taxes payable                                             141           295
       Trust preferred securities                                     3,000         3,000
       Other liabilities                                              1,872         1,142
       Net liabilities from discontinued operations                      --        65,977
                                                                   --------      --------
                                                                    274,737       344,554

      MINORITY INTEREST                                                  --         2,950

      Stockholders' equity:
       Preferred stock, no par value; authorized 2,000,000
        shares; no shares issued and outstanding                         --            --
       Common stock, no par value; authorized 8,000,000 shares;
        2,441,810 and 2,439,225 shares issued and outstanding
        at September 30, 2003 and December 31, 2002,                 27,205        27,167
        respectively
       Retained earnings, substantially restricted                    4,813         2,476
       Accumulated other comprehensive income, net                      254           833
                                                                   --------      --------
                                                                     32,272        30,476
                                                                   --------      --------
                                                                   $307,009      $377,980
                                                                   ========      ========

                                                   Equity/Assets      10.51%         8.06%
                                                Book Value/Share   $  13.22      $  12.49

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                                    2003      2002      2003      2002
                                                                   -------   -------   -------   -------
INTEREST INCOME
 Loans receivable                                                  $ 3,830   $ 4,066   $11,571   $12,331
 Mortgage-backed securities                                            253       472       949     1,374
 Other investment securities                                            96       161       341       632
 Other interest earning assets                                          66       100       232       338
                                                                   -------   -------   -------   -------
    Total interest income                                            4,245     4,799    13,093    14,675
INTEREST EXPENSE
 Deposits                                                            1,012     1,495     3,364     4,753
   Other borrowings                                                    405       622     1,281     2,186
                                                                   -------   -------   -------   -------
    Total interest expense                                           1,417     2,117     4,645     6,939
                                                                   -------   -------   -------   -------
    Net interest income                                              2,828     2,682     8,448     7,736
 Provision for loan losses                                             128       425       703       845
                                                                   -------   -------   -------   -------
             Net interest income after provision for loan losses     2,700     2,257     7,745     6,891

NON-INTEREST INCOME
 Gain on sale of loans                                               1,484     1,086     4,425     2,456
 Service charges and fees                                              378       262       899       740
 Gain on sale of securities available-for-sale                          --         1        18         1
 Other income                                                           46        43       130       135
                                                                   -------   -------   -------   -------
    Total non-interest income                                        1,908     1,392     5,472     3,332
NON-INTEREST EXPENSE
 Compensation and benefits                                           1,913     1,390     5,241     3,850
 Occupancy and equipment expense                                       345       305       945       850
 Data processing fees                                                  181       148       528       439
 Other expenses                                                        720       727     1,913     1,942
                                                                   -------   -------   -------   -------
    Total non-interest expense                                       3,159     2,570     8,627     7,081
                                                                   -------   -------   -------   -------
    Income from continuing operations before
       income taxes                                                  1,449     1,079     4,590     3,142
 Income taxes                                                          438       413     1,621     1,184
                                                                   -------   -------   -------   -------
    Income from continuing operations                                1,011       666     2,969     1,958
DISCONTINUED OPERATIONS
    Gain from operations of Valley Bancorp, Inc.
      (including gain on disposition of $1.4
       million in 2003)                                              1,418       100     1,586       287
    Income taxes                                                       695        --       695        --
                                                                   -------   -------   -------   -------
    Gain on discontinued operations                                    723       100       891       287
                                                                   -------   -------   -------   -------
    Net income                                                     $ 1,734   $   766   $ 3,860   $ 2,245
                                                                   =======   =======   =======   =======
PER SHARE INCOME FROM CONTINUING OPERATIONS
    Basic earnings per share                                       $   .41   $   .27   $  1.22   $   .80
                                                                   =======   =======   =======   =======
    Diluted earnings per share                                     $   .40   $   .27   $  1.18   $   .79
                                                                   =======   =======   =======   =======
PER SHARE GAIN ON DISCONTINUED OPERATIONS
    Basic earnings per share                                       $   .30   $   .04   $   .36   $   .12
                                                                   =======   =======   =======   =======
    Diluted earnings per share                                     $   .29   $   .04   $   .36   $   .12
                                                                   =======   =======   =======   =======
PER SHARE NET INCOME
    Basic earnings per share                                       $   .71   $   .31   $  1.58   $   .92
                                                                   =======   =======   =======   =======
    Diluted earnings per share                                     $   .69   $   .31   $  1.54   $   .91
                                                                   =======   =======   =======   =======
 Dividends declared per share                                      $   .27   $   .17   $   .62   $   .49
                                                                   =======   =======   =======   =======
 Weighted average shares outstanding-basic                           2,442     2,439     2,440     2,439
                                                                   =======   =======   =======   =======
 Weighted average shares outstanding-diluted                         2,525     2,462     2,503     2,459
                                                                   =======   =======   =======   =======

 See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                ----------------------------------
                                                                        NINE MONTHS ENDED
                                                                ----------------------------------
                                                                SEPTEMBER 30,        September 30,
                                                                -------------      ---------------
                                                                   2003                 2002
                                                                 --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash provided by (used in) operating activities         $  5,928             $ (4,839)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (increase) decrease in loans receivable                       (11,750)               6,300
Purchases of securities available-for-sale                        (21,207)             (42,704)
Proceeds from maturities, pay downs and sales of securities
  available-for-sale                                               24,557               49,571
Proceeds from sale of Valley Bancorp, Inc. stock                    9,012                   --
Purchases of premises and equipment                                  (640)              (1,495)
Proceeds from sale of premises and equipment                           13                   --
Proceeds from sale of real estate and other personal property
  owned                                                                84                  214
Acquisition of real estate and other personal property owned           --                   (9)
                                                                 --------             --------

     Net cash provided by investing activities                         69               11,877
                                                                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                            3,296                  510
Proceeds from Federal Home Loan Bank advances                      30,500                5,000
Payments on Federal Home Loan Bank advances                       (33,500)             (15,500)
Payments on line of credit                                           (700)                  --
Net increase (decrease) in securities sold under agreements to
  repurchase                                                       (3,963)                 456
Increase in advances from borrowers for taxes and
  insurance                                                           179                  143
Dividends paid to stockholders                                     (1,523)              (1,198)
Proceeds from issuance of common stock                                 38                    3
                                                                 --------             --------

     Net cash used in financing activities                         (5,673)             (10,586)
                                                                 --------             --------

Increase (decrease) in cash and cash equivalents                      324               (3,548)
Cash and cash equivalents at beginning of year                     17,992               19,445
                                                                 --------             --------
     Cash and cash equivalents at end of period                  $ 18,316             $ 15,897
                                                                 ========             ========

SUPPLEMENTAL CASH FLOW DISCLOSURE
---------------------------------
Cash payments for interest                                       $  4,964             $  7,356
Cash payments for income taxes                                   $  2,370             $  1,221

NON CASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------
Vehicle financed                                                 $     28             $     --
Acquisition of other personal property in settlement of loans    $    231             $    989

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       GENERAL

         United Financial Corp. ("United") is a bank holding company headquartered in Great Falls, Montana, with operations in 15 locations in 13 Montana communities. United's banking business in Montana is conducted through its wholly-owned subsidiary, Heritage Bank. United's wholly-owned subsidiary, United Financial-Montana Capital Trust I, was established in 2001 to issue and administer $3.0 million of Capital Trust Pass-Through Securities. United had assets of approximately $307.0 million, deposits of approximately $228.5 million and stockholders' equity of approximately $32.3 million at September 30, 2003.

         United owned approximately 65% of Valley Bancorp, Inc. ("Valley"), a majority-owned subsidiary, at June 30, 2003. United completed the sale of Valley to Marquette Financial Companies on July 31, 2003 (See Note 3 in Item I).

         Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Missoula, Libby and Shelby, Montana. Heritage Bank is engaged in the community banking business of attracting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. A majority of Heritage Bank's banking business is conducted in the Great Falls area through its two full service branches and one separate drive up location. Based on total assets, 52% of United's assets are located at Heritage Bank's Great Falls locations. Heritage Bank also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets. Heritage Bank also holds a 14% ownership interest in Bankers' Resource Center, a computer data center.

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

2.       BASIS OF PRESENTATION

         United's consolidated financial statements, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results anticipated for the year ending December 31, 2003. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2002.

3.       DISPOSITION OF ASSETS

         On July 31, 2003, United completed the sale of its majority-owned subsidiary Valley, pursuant to a Merger Agreement dated May 22, 2003 (the "Merger Agreement"), as a result of which Valley became a wholly-owned subsidiary of Marquette Financial Companies ("Marquette"). At the time of the sale, and taking into account stock options which were exercised immediately prior to the closing, United owned approximately 62% of Valley's issued and outstanding capital stock. As provided in the Merger Agreement, the net purchase price paid by Marquette for all Valley capital stock outstanding was approximately $14.6 million.

         For accounting purposes, in our financial statements for 2002 as reported in our Annual Report on Form 10-K for the year ended December 31, 2002, we have presented consolidated financial statements with Valley as a majority-owned subsidiary. Likewise, consolidated financial statements including Valley were presented in our Form 10-Q for the quarter ended June 30, 2003.

         The balance sheet as of September 30, 2003, as reported in this Form 10-Q, does not include any of the assets or liabilities of Valley, as the sale was completed on July 31, 2003. The December 31, 2002 balance sheet, as reported in this Form 10-Q, has been restated to report the previously consolidated assets and liabilities of Valley as net assets and net liabilities from discontinued operations.

         The current and prior year income statements as reported in this Form 10-Q for the three and nine months ended September 30, 2003 and 2002, report the results of operations of Valley in discontinued operations. The income from discontinued operations presented also includes the gain on the sale of Valley net of applicable income tax provisions.

         For further information on this sale, see our Form 8-K dated August 15, 2003.

4.       COMPREHENSIVE INCOME

         United's only significant element of comprehensive income is unrealized gains and losses on securities available-for-sale.

(IN THOUSANDS)
(UNAUDITED)

                                          THREE MONTHS ENDED            Three Months Ended
                                          SEPTEMBER 30, 2003            September 30, 2002
                                    ------------------------------------------------------------
                                     BEFORE      TAX      AFTER     Before       Tax      After
                                      TAX      EXPENSE     TAX        Tax      Expense     Tax
                                    -------    -------   -------    -------    -------   -------
Net income                          $ 2,867    $ 1,133   $ 1,734    $ 1,270    $   504   $   766

Unrealized and realized
 holding gains arising during
 period                                 432        163       269        156         59        97

Less: reclassification adjustment
 for gains included in net income        (1)        --        (1)         1         --         1
                                    -------    -------   -------    -------    -------   -------

Net unrealized gains on
 securities available for sale          431        163       268        155         59        96

Less: portion of unrealized gains
 (loss) allocated to minority
 interest                                50         --        50         (3)        --        (3)
                                    -------    -------   -------    -------    -------   -------

Total comprehensive income          $ 3,248    $ 1,296   $ 1,952    $ 1,428    $   563   $   865
                                    =======    =======   =======    =======    =======   =======

                                          NINE MONTHS ENDED              Nine Months Ended
                                          SEPTEMBER 30, 2003            September 30, 2002
                                    ------------------------------------------------------------
                                     BEFORE      TAX      AFTER     Before       Tax      After
                                      TAX      EXPENSE     TAX        Tax      Expense     Tax
                                    -------    -------   -------    -------    -------   -------
Net income                          $ 6,176    $ 2,316   $ 3,860    $ 3,687    $ 1,442   $ 2,245

Unrealized and realized
 holding gains arising during
 period                                 656        249       407        932        354       578

Less: reclassification adjustment
 for gains included in net income        18          7        11         87         33        54
                                    -------    -------   -------    -------    -------   -------

Net unrealized gains on
 securities available for sale          638        242       396        845        321       524

Less: portion of unrealized gains
 allocated to minority interest          28         --        28         43         --        43
                                    -------    -------   -------    -------    -------   -------

Total comprehensive income          $ 6,786    $ 2,558   $ 4,228    $ 4,489    $ 1,763   $ 2,726
                                    =======    =======   =======    =======    =======   =======

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

         THE FOLLOWING TABLE SETS FORTH THE COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE.

(IN THOUSANDS, EXCEPT PER SHARE            THREE MONTHS ENDED              NINE MONTHS ENDED
         DATA)                                SEPTEMBER 30,                  SEPTEMBER 30,
                                         ----------------------         ------------------------
                                          2003           2002             2003             2002
                                         -------        -------         -------          -------
  Weighted average shares
       outstanding during the period
       on which basic earnings per
       share is calculated                 2,442          2,439           2,440            2,439
    Add: incremental shares under
       stock option plans                     83             23              63               20
                                         -------        -------         -------          -------
    Average outstanding shares on
       which diluted earnings per
       share is calculated                 2,525          2,462           2,503            2,459
                                         =======        =======         =======          =======

(IN THOUSANDS, EXCEPT PER SHARE            THREE MONTHS ENDED              NINE MONTHS ENDED
         DATA)                                SEPTEMBER 30,                  SEPTEMBER 30,
                                         ----------------------         ------------------------
                                          2003           2002             2003             2002
                                         -------        -------         -------          -------
INCOME FROM CONTINUING
  OPERATIONS APPLICABLE TO
  COMMON STOCKHOLDERS, BASIC             $ 1,011        $   666         $ 2,969          $ 1,958
 Less: reduction of
   proportionate share of Valley
   net income assuming option
   exercises                                   -              -              (1)              (2)
   Net income applicable to
      common stockholders,
      diluted                            $ 1,011        $   666         $ 2,968          $ 1,956
                                         =======        =======         =======          =======

   Basic earnings per share              $   .41        $   .27         $  1.22          $   .80
                                         =======        =======         =======          =======

   Diluted earnings per share            $   .40        $   .27         $  1.18          $   .79
                                         =======        =======         =======          =======

GAIN ON DISCONTINUED OPERATIONS
  APPLICABLE TO COMMON
  STOCKHOLDERS, BASIC                    $   723        $   100         $   891          $   287

 Less: reduction of
   proportionate share of Valley
   net income assuming option
   exercises                                   -              -              (1)              (2)
   Net income applicable to
      common stockholders,
      diluted                            $   723        $   100         $   890          $   285
                                         =======        =======         =======          =======

   Basic earnings per share              $   .30        $   .04         $   .36          $   .12
                                         =======        =======         =======          =======

   Diluted earnings per share            $   .29        $   .04         $   .36          $   .12
                                         =======        =======         =======          =======

NET INCOME APPLICABLE TO COMMON
  STOCKHOLDERS, BASIC                    $ 1,734        $   766         $ 3,860          $ 2,245
 Less: reduction of
   proportionate share of Valley
   net income assuming option
   exercises                                   -              -              (1)              (2)
   Net income applicable to
      common stockholders,
      diluted                            $ 1,734        $   766         $ 3,859          $ 2,243
                                         =======        =======         =======          =======

   Basic earnings per share              $   .71        $   .31         $  1.58          $   .92
                                         =======        =======         =======          =======

   Diluted earnings per share            $   .69        $   .31         $  1.54          $   .91
                                         =======        =======         =======          =======

7.       RELATED PARTIES

         Central Financial Services, Inc. ("CFS") provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset-liability management and regulatory consulting. CFS is owned by United's former Chairman of the Board of Directors and its current largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were approximately $.3 million for each of the nine month periods ended September 30, 2003 and 2002, respectively. The fees are billed by CFS on an hourly basis for work performed by United's current Chairman and CEO, its former Chairman, and four other employees. Neither the former Chairman or the current Chairman and CEO of United receive direct compensation from United for their services. Each is compensated for services as a director through director's fees of $300 per month, and for services as an officer of United through CFS. Through CFS, the former Chairman and current Chairman and CEO earn annual salaries of $135,000 and $140,000, respectively. United's portion of those salaries was approximately 53%, based upon CFS billings during those periods.

         Banker's Resource Center ("BRC") provides data processing services for Heritage Bank. Heritage Bank has a 14% ownership interest in BRC. The charges for BRC's services were $.5 million and $.4 million for each of the nine months ended September 30, 2003 and 2002, respectively.

8.       DIVIDENDS DECLARED

         On May 20, 2003, a 3 for 2 stock split effected as a 50% stock dividend was approved by the Board of Directors of United, payable June 30, 2003 to shareholders of record on June 23, 2003. As a result, all per share amounts from time periods prior to this date have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash.

         On October 28, 2003, the Board of Directors of United declared a quarterly cash dividend of $.27 per share, payable December 1, 2003, to shareholders of record on November 17, 2003.

9.       STOCK-BASED COMPENSATION

         United has a stock-based employee compensation plan, which is a stock option plan described more fully in footnotes included in United's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2002. United accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price at or above to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income and earnings per share if United had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

    (IN THOUSANDS, EXCEPT PER SHARE DATA)        THREE MONTHS ENDED     NINE MONTHS ENDED
    (UNAUDITED)                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------    ------------------
                                                   2003       2002       2003       2002
                                                 --------    -------    -------    -------
    Net income:  As reported                     $  1,734    $   766    $ 3,860    $ 2,245
    Deduct:  Total stock-based employee
      compensation expense determined under fair
      value based method for all awards, net of
      related tax effects                             (15)       (20)       (43)       (61)
                                                 --------    -------    -------    -------
    Pro forma net income                         $  1,719    $   746    $ 3,817    $ 2,184
                                                 ========    =======    =======    =======
    Earnings per share:
      Basic - as reported                        $    .71    $   .31       1.58        .92
                                                 ========    =======    =======    =======
      Basic - pro forma                          $    .70    $   .30       1.56        .90
                                                 ========    =======    =======    =======
      Diluted - as reported                      $    .69    $   .31       1.54        .91
                                                 ========    =======    =======    =======
      Diluted - pro forma                        $    .68    $   .30    $  1.52    $   .89
                                                 ========    =======    =======    =======

10.      CRITICAL ACCOUNTING POLICIES

         United has identified its most critical accounting policy to be that related to the allowance for loan losses. United's allowance for loan losses methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that management believes is appropriate. Risk factors include historical loss experience, delinquency and charge-off trends, collateral values and an internal loan grading system adopted by Heritage Bank. Other factors include the general economic environment in United's markets and, in particular, the state of certain industries. Changes in any of the above factors could have a significant affect on the calculation of the allowance for loan losses in any given period.

         At September 30, 2003, United had $1.4 million of recorded goodwill which in accordance with its current accounting policies, is no longer amortized to expense during the years ended December 31, 2003 and 2002, but rather is reviewed annually by management for any impairment writedown. This accounting policy for goodwill is considered another critical one for United because of the significant accounting estimates made by management in assessing any potential impairment writedown. Such accounting estimates can be significant due to the possibility that future events affecting them may differ from management's current judgments.

11.      SUBSEQUENT EVENT

         On October 1, 2003, United announced the approval of a stock repurchase plan of up to 150,000 shares, or up to $3.9 million. The shares may be purchased from time to time, depending on market conditions, through any combination of open market purchases, block transactions, or privately negotiated purchases. The stock repurchase program will last for one year, unless rescinded earlier, and will be funded using cash on hand. The shares covered by the stock repurchase plan represent approximately 6.1% of United's outstanding shares. At October 31, 2003, United had purchased 3,600 shares at an average price of $23.98 per share.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1.       FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following factors, in addition to those contained in United's reports on file with the SEC: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses, or a reduced demand for United's products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase loan losses; (iii) changes in the extensive laws, regulations and policies governing financial services companies could alter United's business environment or affect operations; (iv) the potential need to adapt to industry changes in information technology systems, on which United is highly dependent, could present operational issues or require significant capital spending; (v) competitive pressures could intensify and affect United's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform; (vi) the impact of weather conditions in the geographic markets and business areas in which United conducts it business; and (vii) capital investments in United's businesses may not produce expected growth in earnings anticipated at the time of the expenditure. Forward-looking statements speak only as of the date they are made, and United undertakes no obligation to update them in light of new information or future events.

2. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE YEAR ENDED DECEMBER 31, 2002.

(In Thousands)                                   SELECTED FINANCIAL CONDITION DATA
(Unaudited)
                                                                          Valley
                                                                          Bancorp
                                  SEPT. 30,    Dec. 31,        $          Dec. 31,
                                    2003         2002        Change         2002       Net Change
                                  --------     --------     --------      --------     ----------
Cash and cash equivalents         $ 18,316     $ 33,224     $(14,908)     $ 15,232     $    324
Securities available-for-sale       39,393       60,936      (21,543)       17,410       (4,133)
Restricted stock, at cost            4,065        4,327         (262)          418          156
Loans held for sale                 10,283       13,648       (3,365)          834       (2,531)
Loans receivable, net              222,166      250,431      (28,265)       39,081       10,816
Premises and equipment, net          6,952        7,668         (716)          984          268
Real estate and other
 personal property owned               716          586          130            --          130
Goodwill, net                        1,422        3,429       (2,007)           --       (2,007)
All other assets                     3,696        3,731          (35)          524          489
Total assets                       307,009      377,980      (70,971)       74,483        3,512
Deposits                           228,526      286,980      (58,454)       61,750        3,296
Federal Home Loan Bank
 advances                           31,000       38,000       (7,000)        4,000       (3,000)
Securities sold under
 agreements to repurchase            8,824       12,787       (3,963)           --       (3,963)
Line of credit                          --          700         (700)           --         (700)
Trust preferred securities           3,000        3,000           --            --           --
All other liabilities                3,387        3,087          300           226           74
Total liabilities                  274,737      344,554      (69,817)       65,976       (3,841)
Stockholders' equity, net           32,272       30,476        1,796            --        1,796

         Total assets decreased $71.0 million to $307.0 million at September 30, 2003 from $378.0 million at December 31, 2002. Assets decreased $74.5 million as a result of selling Valley (See Note 3 in Item I). The remaining increase in assets of $3.5 million was primarily the result of a net increase in loans receivable and loans held for sale of approximately $8.3 million, offset by a decrease in securities available for sale of approximately $4.1 million and a decrease in goodwill of $2.0 million due to the Valley sale. Other increases totaling $1.3 million are detailed in the table above.

         SECURITIES AVAILABLE-FOR-SALE - Securities available-for-sale decreased $21.5 million to $39.4 million at September 30, 2003 from $60.9 million at December 31, 2002. The Valley sale resulted in a decrease of $17.4 million in securities available-for-sale. The remaining decrease of $4.1 million was the result of $21.2 million of purchases, offset by $24.6 million of maturities and calls, sales and principal repayments and a $.7 million decrease in unrealized gains on securities.

         A COMPARISON OF THE AMORTIZED COST AND ESTIMATED FAIR VALUE OF THE CONSOLIDATED AVAILABLE-FOR-SALE INVESTMENT PORTFOLIO AT THE DATES INDICATED IS AS FOLLOWS:

          (IN THOUSANDS)
          (UNAUDITED)
                                              SEPTEMBER 30, 2003
                                -------------------------------------------------
                                               GROSS         GROSS      ESTIMATED
                                AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                  COST         GAINS        LOSSES        VALUE
                                ---------    ----------    ----------   ---------
U.S. GOVERNMENT AND FEDERAL
 AGENCIES                       $  4,500     $     28      $     --      $  4,528
MORTGAGE-BACKED SECURITIES        31,130          267          (119)       31,278
MUNICIPAL BONDS                    1,824           65            --         1,889
CORPORATE BONDS AND EQUITY
 SECURITIES                        1,526          172            --         1,698
                                --------     --------      --------      --------
                                $ 38,980     $    532      $   (119)     $ 39,393
                                ========     ========      ========      ========

                                                December 31, 2002
                                -------------------------------------------------
                                               Gross         Gross      Estimated
                                Amortized    Unrealized    Unrealized     Fair
                                  Cost         Gains        Losses        Value
                                ---------    ----------    ----------   ---------
U.S. Government and federal
 agencies                       $ 13,793     $    238      $     --      $ 14,031
Mortgage-backed securities        42,195        1,060            --        43,255
Municipal bonds                    1,945           54            --         1,999
Corporate bonds and equity
 securities                        1,526          125            --         1,651
                                --------     --------      --------      --------
                                $ 59,459     $  1,477      $     --      $ 60,936
                                ========     ========      ========      ========

         LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable decreased $28.2 million to $222.2 million at September 30, 2003 from $250.4 million at December 31, 2002. Loans receivable decreased $39.1 million from the Valley sale. The remaining increase in loans during the first nine months of 2003 was primarily in the commercial real estate loan category. Other loan categories have remained fairly constant or decreased slightly as a result of a weakened state and national economy and the resulting impact on loan demand. United has also slowed its acquisition of participation loans from outside Montana due to reduced interest rates and the concerns of a possible national recession. The loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgage loans, consumer loans secured by real estate, and various consumer installment loans. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $34.9 million and $36.7 million of participation and purchased loans as of September 30, 2003 and 2002, respectively.

         During the nine months ended September 30, 2003, loans held for sale decreased $3.4 million to $10.3 million at September 30, 2003 from approximately $13.7 million at December 31, 2002, as secondary market sales outpaced loan originations. A decrease of $.8 million was a result of the Valley sale. Approximately $264.4 million of residential real estate loans were originated for sale and $267.8 million of residential real estate loans were sold to the secondary market during the nine month period ending September 30, 2003.

         ALLOWANCE FOR LOAN LOSSES - The loan loss reserve increased $.1 million to $3.7 million at September 30, 2003 as compared to $3.6 million at December 31, 2002. A decrease of $.5 million was the result of the Valley sale. The remaining increase of $.6 million resulted from a loan loss provision of $.7 million for the nine months ended September 30, 2003, offset by loans in the amount of $.1 million which were determined by United's management to be uncollectible and subsequently charged-off. The loan loss reserve at September 30, 2003 is an amount which management believes is adequate given the relatively low level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at September 30, 2003 was 1.64%.

         LOANS RECEIVABLE, NET OF UNAMORTIZED NET DEFERRED LOAN FEES, AT THE DATES INDICATED ARE SUMMARIZED AS FOLLOWS:

  (IN THOUSANDS)
  (UNAUDITED)
                                              SEPTEMBER 30,   December 31,
                                                   2003            2002
                                               -----------     -----------
First mortgage loans and contracts secured
  by real estate                               $    76,935     $    73,801
Commercial real estate loans                        43,954          72,993
Commercial loans                                    52,917          59,428
Auto and other consumer loans                       26,039          25,331
Second mortgage consumer loans                       4,831           5,559
Agricultural loans                                  17,836          14,548
Tax exempt municipal loans                           2,277           1,469
Savings account and other loans                      1,071             875
                                               -----------     -----------
                                                   225,860         254,004
        Less:  Allowance for loan losses             3,694           3,573
                                               -----------     -----------

                                               $   222,166     $   250,431
                                               ===========     ===========

         A SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES FOR THE DATES INDICATED ARE AS FOLLOWS:

  (IN THOUSANDS)               NINE MONTHS ENDED           Year Ended
                               SEPTEMBER 30, 2003      December 31, 2002
                               ------------------      -----------------
Balance, beginning of period     $       3,573           $       3,503
Provision for loan losses                  703                   1,170
Losses charged off                        (130)                 (1,189)
Recoveries                                   8                      89
Decrease from Valley sale                 (460)                     --
                                 -------------           -------------
Balance, end of period           $       3,694           $       3,573
                                 =============           =============

         NON-PERFORMING ASSETS - When a borrower fails to make a scheduled payment on a loan and does not cure the delinquency within 15 days, United's policy is to contact the borrower between the 15th and 30th day of delinquency to establish a repayment schedule. If a loan is not current, or a realistic repayment schedule is not being followed by the 90th day of delinquency, United will generally proceed with legal action to foreclose the property after the loan has been contractually delinquent for 90 days. Loans contractually past due for 90 days are classified as non-performing. However, not all loans past due for 90 days automatically result in the non-accrual of interest income. If a 90 day past due loan has adequate collateral, or is FHA insured or VA guaranteed, leading to the conclusion that loss of principal and interest would likely not be realized, then interest income will continue to be accrued.

         Heritage Bank follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At September 30, 2003, Heritage Bank had non-accrual loans totaling $.5 million and loans totaling $.6 million past due for 90 days and still accruing interest. At December 31, 2002 by comparison, Heritage Bank's non-accrual loans totaled $.1 million and loans past due for 90 days and still accruing totaled $.6 million.

         Heritage Bank is required to review, classify and report to the Board of Directors their assets on a regular basis and classify them as "substandard" (the distinct possibility that some loss will be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At September 30, 2003 and December 31, 2002, Heritage Bank had no assets classified as losses. At both September 30, 2003 and December 31, 2002, Heritage Bank had no assets classified as doubtful. At both September 30, 2003 and December 31, 2002, Heritage Bank had $.6 million of reported substandard assets. As a percent of total Heritage Bank assets, substandard assets were approximately .21% at both September 30, 2003 and December 31, 2002. At both September 30, 2003 and December 31, 2002, impaired loans were $.6 million. Impaired loans included those loans classified as either substandard or doubtful. As a percentage of total Heritage Bank assets, impaired loans were approximately .21% at both September 30, 2003 and December 31, 2002.

         PREMISES AND EQUIPMENT - This category decreased $.7 million to $6.9 million at September 30, 2003 from $7.6 million at December 31, 2002. Premises and equipment decreased $1.0 million from the Valley sale. The remaining $.3 million increase was an investment by Heritage Bank of approximately $.7 million in fixed assets during the first nine months of 2003, primarily in connection with the construction of the new Heritage Bank branch facility in Billings, Montana. The purchases of premises and equipment were offset by approximately $.4 million of depreciation.

         DEPOSITS - Deposits decreased $58.5 million to $228.5 million at September 30, 2003 from $287.0 million at December 31, 2002. This decrease was primarily the result of the Valley sale which resulted in a decrease in deposits of $61.7 million.

     (IN THOUSANDS)
     (UNAUDITED)

                                  SEPTEMBER 30,                   December 31,
                                     2003                            2002
                                  ----------                      ----------
Demand accounts                   $   38,800            17.0%     $   48,228            16.8%
Now and money market accounts         30,364            13.3          59,752            20.8
Savings accounts                      53,131            23.2          50,980            17.8
Certificate of deposits              106,231            46.5         128,020            44.6
                                  ----------      ----------      ----------      ----------
                                  $  228,526           100.0%     $  286,980           100.0%
                                  ==========      ==========      ==========      ==========

         BORROWED FUNDS - FHLB advances decreased $7.0 million from $38.0 million at December 31, 2002 to $31.0 million at September 30, 2003. The Valley sale resulted in a decrease of $4.0 million. The remaining decrease of $3.0 million was a net result of $30.5 million in advances and $33.5 million in repayments. Securities sold under agreements to repurchase decreased $4.0 million to $8.8 million at September 30, 2003 from $12.8 million at December 31, 2002.

         STOCKHOLDERS' EQUITY - Stockholders' equity increased $1.7 million to $32.2 million at September 30, 2003 from $30.5 million at December 31, 2002. This increase is due to $3.8 million of net income for the nine months ended September 30, 2003 less cash dividends declared of $1.5 million, and a $.4 million decrease in unrealized gains net of tax effects, associated with securities classified as available-for-sale being adjusted to market value. The remaining decrease of $.2 million was from the Valley sale which resulted in the elimination of $.2 million in unrealized gains on available-for-sale securities of Valley, which had been recorded as a component of United's equity.

3. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002.


(IN THOUSANDS)                                  SELECTED INCOME STATEMENT DATA
(UNAUDITED)                            ------------------------------------------------
                                               THREE MONTHS ENDED SEPTEMBER 30,
                                       ------------------------------------------------
                                         2003         2002       $ Change      % Change
                                       --------     --------     --------      --------
Interest income                        $  4,245     $  4,799     $   (554)        (11.6)%
Interest expense                          1,417        2,117         (700)        (33.1)
                                       --------     --------     --------      --------
 Net interest income                      2,828        2,682          146           5.4
Provision for losses on loans               128          425         (297)        (70.0)
                                       --------     --------     --------      --------
Net interest income after
  provision for losses on loans           2,700        2,257          443          19.6
Non-interest income                       1,908        1,392          516          37.0
Non-interest expense                      3,159        2,570          589          22.9
                                       --------     --------     --------      --------
 Income from continuing operations
   before income taxes                    1,449        1,079          370          34.2
Income taxes                                438          413           25           5.9
                                       --------     --------     --------      --------
 Income from continuing
  operations                              1,011          666          345          51.7
 Gain on discontinued operations
  (net of tax)                              723          100          623         625.8
                                       --------     --------     --------      --------
Net income                             $  1,734     $    766     $    968         126.3%
                                       ========     ========     ========      ========

         NET INCOME - United had net income of $1.7 million, or basic and diluted earnings per share of $.71 and .69, respectively, for the three months ended September 30, 2003. For the same period in 2002, United had net income of $.8 million, or basic and diluted earnings per share of $.31.

         NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.1 million from $2.7 million for the three months ended September 30, 2002 to $2.8 million for the three months ended September 30, 2003. Net interest margin increased .30% from 3.56% for the three month period ended September 30, 2002 to 3.86% for the three month period ended September 30, 2003. Net interest spread increased .34% from 3.40% for the three month period ended September 30, 2002 to 3.74% for the three month period ended September 30, 2003. Increased volume of interest-earning assets, decreases in funding balances at FHLB and decreased interest rates on consumer deposits resulted in an increase in both net interest margin and net interest spread.

         INTEREST INCOME - Interest income decreased $.6 million from $4.8 million for the three month period ended September 30, 2002 to $4.2 for the three month period ended September 30, 2003. For the three month period ended September 30, 2003, compared to the three month period ended September 30, 2002, interest on loans receivable decreased $.3 million, and interest on mortgage-backed securities, investments and interest on other interest-earning assets decreased $.3 million.

         INTEREST EXPENSE - Interest expense decreased $.7 million from $2.1 million for the three month period ended September 30, 2002 to $1.4 million for the three month period ended September 30, 2003. Although the average balance of deposits increased $10.3 million for the third quarter ended 2003 compared to the same quarter in 2002, lower interest rates during the third quarter of 2003 allowed for a decrease in interest expense on deposits of $.5 million during the third quarter of 2003 compared to the same quarter in 2002.

         For the three month period ended September 30, 2003, compared to the three month period ended September 30, 2002, interest on other borrowings decreased $.2 million. The average balance of other borrowings decreased $10.6 million for the quarter ended September 30, 2003 as compared to 2002. The combination of the decrease in borrowings and lower interest rates on borrowed funds in 2003 resulted in a $.2 million decrease in interest expense on other borrowings in the third quarter of 2003 compared to the same period in 2002.

         PROVISION FOR LOAN LOSSES - United provided $.1 million and $.4 million for loan losses in the third quarters ended September 30, 2003 and 2002, respectively. Asset quality at Heritage Bank has remained relatively strong. Heritage Bank's past due and non-accrual loans totaled .46% and .38% of total loans at September 30, 2003 and 2002, respectively.

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

         NON-INTEREST INCOME - In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.5 million from $1.4 million for the three month period ended September 30, 2002 to $1.9 million for the three month period ended September 30, 2003.

         United's loan demand continued to be strong in the home lending market, and particularly the refinancing market, during the three month period ended September 30, 2003, as interest rates continued to be at levels which were attractive to customers in the home lending market. Gain on sale of loans increased $.4 million for the three month period ending September 30, 2003 to $1.5 million from $1.1 million for the same period in 2002.

         NON-INTEREST EXPENSE - United's non-interest expense increased $.6 million during the three month period ending September 30, 2003 as compared to the same period in 2002. This increase was principally due to the increased personnel expenses associated with commissions to loan originators in United's mortgage banking department.

         GAIN ON DISCONTINUED OPERATIONS - As explained in Note 3 of Item 1 above, United completed the sale of its wholly-owned subsidiary, Valley, on July 31, 2003. The reported gain on discontinued operations of $.7 million includes the gain on sale of Valley of $1.4 million and United's pro rata portion of Valley's July 2003 net income of $8,635. The related provision for income taxes on the gain of $.7 million was netted for a net gain on discontinued operations of $.7 million.

4. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002.

(IN THOUSANDS)                                             SELECTED INCOME STATEMENT DATA
(UNAUDITED)                                      ------------------------------------------------
                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                 ------------------------------------------------
                                                  2003           2002      $ Change      % Change
                                                 --------     --------     --------      --------
Interest income                                  $ 13,093       14,675     $ (1,582)        (10.8)%
Interest expense                                    4,645        6,939       (2,294)        (33.1)
                                                 --------     --------     --------      --------
 Net interest income                                8,448        7,736          712           9.2
Provision for losses on loans                         703          845         (142)        (16.8)
                                                 --------     --------     --------      --------
Net interest income after
  provision for losses on loans                     7,745        6,891          854          12.4
Non-interest income                                 5,472        3,332        2,140          64.2
Non-interest expense                                8,627        7,081        1,546          21.8
                                                 --------     --------     --------      --------
 Income from continuing
  operations before income taxes                    4,590        3,142        1,448          46.1
Income taxes                                        1,621        1,184          437          36.9
                                                 --------     --------     --------      --------
 Net income from continuing
  operations                                        2,969        1,958        1,011           5.2
Gain on discontinued operations (net of tax)          891          287          604         210.4
                                                 --------     --------     --------      --------
Net income                                       $  3,860     $  2,245     $  1,615          71.9%
                                                 ========     ========     ========      ========

         NET INCOME - United had net income of $3.9 million, or basic and diluted earnings per share of $1.58 and $1.54, respectively, for the nine months ended September 30, 2003. For the same period in 2002, United had net income of $2.2 million, or basic and diluted earnings per share of $.92 and $.91, respectively.

         NET INTEREST INCOME - Net interest income increased $.7 million from $7.7 million for the nine months ended September 30, 2002 to $8.4 million for the nine months ended September 30, 2002. Net interest margin increased .30% to 3.86% for the nine month period ended September 30, 2003 from 3.56% for the same period last year. Net interest spread increased .34% to 3.74% for the nine month period ended September 30, 2003 from 3.40% for the same period last year. Although total interest income decreased $1.6 million, primarily as a result of interest rate cuts by the Federal Reserve Bank which began in 2001, the decrease in interest expense due to interest rate cuts was even greater, at $2.3 million, resulting in a net increase in net interest income of $.7 million.

         INTEREST INCOME - Interest income decreased $1.6 million from $14.7 million for the nine month period ended September 30, 2002 to $13.1 million for the nine month period ended September 30, 2003. For the nine month period ended September 30, 2003, compared to the nine month period ended September 30, 2002, interest on loans receivable decreased $.8 million, and interest on mortgage-backed securities, investments and interest on other interest-earning assets decreased $.8 million.

         INTEREST EXPENSE - Interest expense decreased $2.3 million from $6.9 million for the nine month period ended September 30, 2002 to $4.6 million for the nine month period ended September 30, 2003. For the nine month period ended September 30, 2003, compared to the nine month period ended September 30, 2002, interest on deposits decreased $1.4 million. Although the average balances of deposits increased $10.3 million for the nine month period ended September 30, 2003 compared to the same period in 2002, lower interest rates on customer deposits during the third quarter of 2003 allowed for a decrease in interest expense on deposits of $1.4 million for the nine month period ended September 30, 2003, compared to the same period in 2002. Average balances of other borrowings decreased $10.6 million from September 30, 2002 to 2003. The combination of the decrease in borrowings as well as lower interest rates in 2003, resulted in a $.9 million decrease in interest on other borrowings.

         PROVISION FOR LOAN LOSSES - United provided $.7 million and $.8 million for loan losses for the nine months ended September 30, 2003 and 2002, respectively.

         NON-INTEREST INCOME - Non-interest income was $5.5 million for the nine months ended September 30, 2003 compared to $3.3 million in 2002. This income consisted primarily of a record $4.4 million gain on sale of loans in the first nine months of 2003, an increase of $2.0 million or 80.2% over the same period in 2002. Customer service charges represented $.9 million in income, up slightly from 2002. The remaining $.2 million in income was comprised of loan servicing fees and other income which remained consistent from 2002 to 2003.

         NON-INTEREST EXPENSE - United's non-interest expense increased $1.5 million during the nine month period ending September 30, 2003 as compared to the same period in 2002. This increase was principally due to increased personnel expenses associated with commissions to loan originators in United's mortgage banking department.

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

         INTEREST RATE RISK - United has established a formal IRR policy, and Heritage Bank has an Asset/Liability Management Committee ("ALCO") and an Investment Committee, which meet at least quarterly to review and report on management's efforts to minimize IRR. Several asset/liability management strategies have been employed by United to minimize its exposure to IRR. These include selling most newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions, and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

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

         The following summarizes the sensitivity analysis for the Banks as of June 30, 2003, the most recent information available. Management believes there has been no material change in interest rate risk since June 30, 2003. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United's Annual Report on Form 10-K for the year ended December 31, 2002.

Estimated increase (decrease)
in net interest income:                        +200 bp         -200 bp
                                               -------         -------

          0-90 days                          $  19,450       $ (110,721)
          91-360 days                          (49,426)        (223,815)
          2 years                              (95,284)        (546,788)
          3 years                             (135,675)        (875,228)

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

         Heritage Bank has established maximum percentage changes for EVE at 1.5% of total assets, given an 100 basis point change in interest rates. EVE, as a percent to total assets was as follows:

Percent to Total Assets:
         June 30, 2003                                      .51%
         March 31, 2003                                     .58%
         December 31, 2002                                  .85%

         Heritage Bank periodically reviews and makes changes to established limits for EVE changes due to mergers and other market factors.

         The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operation results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of assets and liability cash flows and others. The EVE analysis does not reflect actions that Heritage Bank might take in responding to or anticipating changes in interest rates.

ITEM 4   CONTROLS AND PROCEDURES

         United's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that United's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by United in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms. There were no significant changes made in United's internal controls or, to United's knowledge, in other factors that could significantly affect these controls during the period covered by this report.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

         Although not involved in any material pending litigation as of September 30, 2003, United is a plaintiff in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United's consolidated financial position, results of operations, or liquidity.

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

B.       Reports on Form 8-K

         On May 22, 2003, we filed a press release and definitive agreement on Form 8-K reporting under Items 5 and 7, relating to the signing of a merger agreement involving the sale of stock in Valley Bancorp, Inc.

         On July 30, 2003, we furnished our earnings release for the second quarter ended June 30, 2003, on Form 8-K, reporting under Items 7, 9 and 12.

         On August 1, 2003, we filed a press release on Form 8-K reporting under Items 2, 7 and 9, relating to the completion of the sale of Valley Bancorp, Inc. stock.

         On August 15, 2003, we filed pro forma financial information related to the sale of Valley Bancorp, Inc. stock on Form 8-K reporting under Items 2 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.




Date     November 13, 2003                      /s/  Kurt R. Weise
      ------------------------                  ----------------------------
                                                Kurt R. Weise
                                                Chairman and Chief
                                                Executive Officer
                                                (Duly Authorized Officer and
                                                Principal Executive Officer)




Date     November 13, 2003                      /s/  Paula J. Delaney
     ------------------------                   ----------------------------
                                                Paula J. Delaney
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)