Form 10-K
period 2003-12-31
UNITED FINANCIAL CORP \MN\
filed 2004-03-30
CIK 1011309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

Common Stock, no par value
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X]    NO [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [   ]

        Indicate by checkmark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [   ]   No [X]

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2003 (the last day of the Registrant's most recently completed second fiscal quarter), was $24,137,776 (based on the last sale price of such stock as quoted on the Nasdaq National Market ($17.72) on such date).

        The number of shares of Registrant's common stock outstanding on February 27, 2004 was 2,444,142. Registrant's common stock is traded on the Nasdaq National Market, under the symbol UBMT.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

i

UNITED FINANCIAL CORP.
2003 FORM 10-K ANNUAL REPORT

i

PART I

Item 1.    BUSINESS

    General.        United Financial Corp. (“United”) is a bank holding company headquartered in Great Falls, Montana, with operations in 15 locations in 13 Montana communities. United was organized as a Minnesota corporation in 1996. United’s banking business in Montana is conducted through its wholly-owned subsidiary, Heritage Bank, a Montana corporation established in 1923. United’s wholly-owned subsidiary, United Financial–Montana Capital Trust I, was established in 2001 to issue and administer $3.0 million of Capital Trust Pass-Through Securities. United had assets of approximately $304.7 million, deposits of approximately $227.5 million and stockholders’ equity of approximately $32.4 million at December 31, 2003.

        Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Missoula, Libby and Shelby, Montana. Heritage Bank is engaged in the community banking business of attracting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. Heritage Bank’s banking business is concentrated in the Great Falls area through its two full service branches and one separate drive up location. Based on total assets, 49% of United’s assets are located at Heritage Bank’s Great Falls locations. Heritage Bank also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

        Heritage Bank’s financial condition and results of operations, and therefore the financial condition and results of operations of United, are dependent primarily on net interest income and fee income. Heritage Bank’s financial condition and results of operations are also significantly influenced by local and national economic conditions, changes in market interest rates, governmental policies, tax laws and the actions of various regulatory agencies.

        At December 31, 2002 and 2001, United owned 65.32% of the outstanding stock of Valley Bancorp, Inc. (“Valley”), a bank holding company for an Arizona state-chartered commercial bank, with locations in Phoenix and Scottsdale. United completed the sale of Valley to Marquette Financial Companies (“Marquette”) on July 31, 2003 (See Part II, Item 7, Discontinued Operations). All previously issued consolidated financial statements have been restated to disclose the assets, liabilities, and operations of Valley as discontinued operations.

        Heritage Bank also holds a 14% ownership interest in Bankers’ Resource Center, a computer data center, located in Helena, Montana.

        In December 2003, Heritage Bank incorporated a new wholly-owned subsidiary, Heritage Northwest, Inc. which will operate a mortgage banking company in Bellingham, Washington. An application has been filed with the State of Washington in January 2004 and operations are scheduled to begin in the spring of 2004.

        United’s principal offices are located at 120 First Avenue North, Great Falls, Montana 59401, and its telephone number is (406) 727-6106.

        United makes available all periodic and current reports, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). United’s website address is www.ufcmontana.com. The contents of our website are not incorporated into this report or into our other filings with the SEC.

Lending Activities

    General.        Lending activities are United’s primary source of both interest income and fee income. United’s interest income from loans receivable was approximately $15.4 million, $16.2 million and $18.3 million, or approximately 89%, 84% and 84% of total interest income, for the years ended December 31, 2003, 2002 and 2001, respectively. United’s principal lending activity has been the origination of real estate loans, including conventional residential real estate loans (loans which are neither insured nor partially guaranteed by government agencies) and residential real estate loans insured by the Federal Housing Administration (“FHA”) or partially guaranteed by the Veterans Administration (“VA”). United also originates commercial and agricultural loans secured by real estate. In addition to loans secured by real estate, United’s lending activity includes the origination of non-mortgage commercial, agricultural and consumer loans.

        The following table sets forth the composition of United’s loans receivable at December 31, 2003, 2002, 2001, 2000 and 1999:

(Dollars in thousands)

	December 31,		December 31,		December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Loans secured by real
estate:
1 - 4 residential	$26,821	11.6%	$27,029	12.6%	$30,202	13.9%
5 or more residential	3,150	1.4	4,693	2.2	5,010	2.3
Construction	17,175	7.4	15,259	7.1	19,384	8.9
Agricultural	30,796	13.3	26,298	12.3	24,655	11.3
Commercial	48,235	20.9	45,355	21.1	45,820	21.1

Total loans secured by real
estate	126,177	54.6	118,634	55.3	125,071	57.5
Commercial loans	53,985	23.4	49,992	23.3	50,678	23.3
Tax exempt municipal loans	2,431	1.1	1,469.7		1,685.8
Agricultural loans	14,511	6.3	14,548	6.8	11,607	5.3
Savings account and other
loans	1,241.5		875.4		1,532.7
Second mortgage consumer
loans	5,502	2.4	5,454	2.5	4,954	2.3
Consumer loans	27,087	11.7	23,491	11.0	21,956	10.1

Total loans receivable	230,934	100.0%	214,463	100.0%	217,483	100.0%

Less:
Allowance for loan losses	3,755		3,113		2,794

Net loans receivable	$227,179		$211,350		$214,689

(Dollars in thousands)

	December 31,		December 31,
	2000		1999
	Amount	Percent	Amount	Percent
Loans secured by real
estate:
1 - 4 residential	$33,079	15.8%	$34,097	18.1%
5 or more residential	6,326	3.0	5,237	2.8
Construction	12,850	6.1	10,564	5.6
Agricultural	24,689	11.8	16,210	8.6
Commercial	33,075	15.8	30,594	16.3

Total loans secured by real
estate	110,019	52.5	96,702	51.4
Commercial loans	59,326	28.4	60,060	32.0
Tax exempt municipal loans	1,489.7		1,428.8
Agricultural loans	10,469	5.0	9,805	5.2
Savings account and other loans	1,138.5		961.5
Second mortgage consumer loans	4,495	2.2	7,702	4.1
Consumer loans	22,245	10.7	11,276	6.0

Total loans receivable	209,181	100.0%	187,934	100.0%

Less:
Allowance for loan losses	2,011		1,586

Net loans receivable	$207,170		$186,348

        Residential (Non-Construction) Real Estate Lending. Residential mortgage lending constitutes a significant portion of United’s lending activities. United’s residential loan originations are conducted by residential loan production officers in Heritage Bank’s twelve banking offices and its two loan production offices. The vast majority of Heritage Bank’s residential loan production is secured by properties located in Montana and are fixed-rate, long-term mortgage loans which are sold to the secondary market.

        Under Heritage Bank’s residential lending policies, most loans originated conform to Government National Mortgage Association/Federal National Mortgage Association (“GNMA/FNMA”) secondary mortgage market standards and are secured by residential property with an appraised value of not more than 80% (or 95% if private mortgage insurance is obtained) of the principal amount of the loan. In accordance with federal guidelines, an appraisal by an independent licensed or certified appraiser is required for residential loans in excess of $250,000. United generally also obtains appraisals or valuations on most residential loans under $250,000. The terms of Heritage Bank’s conventional real estate loans provide that the loan can be prepaid without penalty and typically include a due-on-sale clause that provides for acceleration of indebtedness upon the sale or other disposition of secured property. Evidence of fire, casualty and hazard insurance with a mortgagee clause in favor of United is required prior to settlement of residential and commercial real estate loans. Title insurance is generally required on properties securing such loans.

        Most of Heritage Bank’s residential loans are originated through personal contacts of loan officers, including contacts with local realtors, and through referrals from deposit customers. Although the majority of Heritage Bank’s loans are fixed rate loan products that are subsequently sold, Heritage Bank does offer a variety of adjustable rate residential loans. The interest rates on variable loans vary with the movement of the index upon which the interest rates are based. If the interest rates change, loan payments, balances or terms may be adjusted. Heritage Bank’s primary indexes are the 1, 3 and 5-year constant maturity Treasury indexes. Most of the ARMs currently originated by Heritage Bank have loan terms of 15 to 30 years with rate adjustments generally every 1, 3 or 5 years during the term of the loan. Generally, interest rate adjustments on Heritage Bank’s ARMs are limited to changes of 2.5% — 3.25% per year and 6% — 10% for the life of the loan. The average lives of these loans were 10.6 years at December 31, 2003.

        The majority of Heritage Bank’s total production of long-term (15 to 30-year maturity) fixed rate residential loans is originated according to pre-arranged underwriting standards that result in immediate sale to the secondary market, primarily to mortgage bankers and pension funds. While origination and sale of these loans produces fee income, the loans are carried at their outstanding principal balance, which is the contracted purchase price, and therefore no gain or loss is realized at sale, except for gains associated with recognizing any retained mortgage servicing rights. Heritage Bank sold long-term fixed-rate residential mortgage loans to the secondary market in aggregate amounts of approximately $321.0 million in 2003, $197.8 million in 2002 and $167.5 million in 2001. Heritage Bank also sells long-term fixed-rate loans that are refinances of existing portfolio loans or permanent financing of completed construction loans to the secondary market or State of Montana housing agencies. These loans are carried at their outstanding principal balance, which was the contracted purchase price, and therefore no gain or loss is realized at sale. The combination of both of these types of secondary market sales resulted in fee income totaling $5.3 million, $3.8 million and $3.3 million in 2003, 2002 and 2001, respectively. These fees are reported by United as non-interest income in its statements of operations. Fees on sales to State of Montana housing agencies are not included in these totals. Also not included is $.6 million in 2003 and $.4 million in each of 2002 and 2001 of interest on fundings for secondary market sales. These totals are reflected in total loan interest income. Heritage Bank retains a limited number of adjustable rate mortgages and fixed rate mortgage loans up to 15-year maturities for its own portfolio.

        Real Estate Construction Loans. In addition to permanent real estate mortgage loans, Heritage Bank also provides interim financing for the construction of single-family and multi-unit dwellings, commercial real estate and improvements of real estate. Construction loans are generally made for periods of approximately nine months, with interest paid at periodic intervals. Such loans may be extended for several months due to adverse weather conditions or other justifiable delays in construction. Heritage Bank provides financing primarily for a limited number of registered contractors who have demonstrated an ability to complete projects in residential development and construction, have operated in Heritage Bank’s lending area for a number of years and are deemed to be financially responsible. Heritage Bank also provides construction loans for customers who have made the decision to construct a new home for their personal use and in that case the Heritage Bank customer will choose their own contractor who is then approved by Heritage Bank. Heritage Bank assures that permanent financing is in place prior to entering into a construction loan for an individual customer.

        Commercial and Agricultural Real Estate Loans. Heritage Bank engages in commercial real estate lending secured by both commercial and agricultural properties. Occasionally when making such loans, Heritage Bank participates in the U.S. Small Business Administration’s program for guaranteed commercial real estate loans. Heritage Bank’s loans on commercial and agricultural real estate are primarily first lien loans with 10 to 15-year maturities and adjustable interest rates based on U.S. Treasury indexes for 1, 3 and 5 years. While government regulations limit the level of commercial real estate lending by a financial institution to 400% of its capital, this limitation has not had a material impact on the lending activities of Heritage Bank to date.

        Non-Mortgage Commercial and Agricultural Lending. In addition to real estate lending, Heritage Bank offers commercial and agricultural non-mortgage loans. Heritage Bank offers commercial lines of credit, equipment term loans, working capital loans and loans guaranteed by the Small Business Administration to its business customers. It also offers seasonal lines of credit and term equipment loans to its agricultural borrowers and purchases, on a participation basis, loans originated outside its normal market areas. Participation loans are generally purchased from commercial banks and third party loan production offices. Generally, these purchased participations allow Heritage Bank to diversify its geographic risk and are purchased with a higher level of underwriting standards since a direct customer relationship does not exist. At December 31, 2003, Heritage Bank had $54.0 million of non-mortgage commercial loans in its loan portfolio, which included approximately $27.0 million of purchased participation loans located outside of Montana.

        Consumer Lending. Heritage Bank’s consumer loan portfolio includes home equity, home improvement, line of credit, auto, deposit account, dealer loans and credit card receivables. Heritage Bank has entered into agreements with certain local merchants to purchase qualifying conditional sales contracts. Heritage Bank’s consumer lending is conducted at branch offices and Heritage Bank’s home offices in Great Falls. Heritage Bank requires fire, hazard and casualty insurance for loans secured by home equity and casualty insurance for loans secured by autos and recreational vehicles. Heritage Bank also maintains an underlying vendors single interest insurance policy to protect it in the event a loss is incurred to a non-insured customer vehicle.

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

        Interest income from investment activities was approximately $1.7 million, $2.6 million and $2.8 million, or approximately 9.7%, 13.4% and 13.1% of United’s total interest income, for the years ended December 31, 2003, 2002 and 2001, respectively.

        United’s portfolio consists primarily of obligations of the U.S. government and its agencies, mortgage-backed securities, municipal bonds and corporate bonds and equity securities. United’s investment portfolio does not contain a concentration of investments in any one issuer in excess of 10% of United’s total investment portfolio, except for securities of the U.S. government and U.S. government agencies. All of United’s investments are classified as available-for-sale.

        The following table sets forth the carrying values of United’s investments at December 31, 2003, 2002 and 2001:

(Dollars in thousands)

	December 31, 2003	December 31, 2002	December 31, 2001
U.S. government and federal agencies	$8,106	$8,135	$22,866
Mortgage-backed securities	31,574	31,741	27,344
Municipal bonds	1,899	1,999	1,745
Corporate bonds and equity securities	1,700	1,651	1,529

	$43,279	$43,526	$53,484

        During 2003, United received $20.8 million in mortgage-backed security principal payments and had $7.1 million of calls and maturities of investment securities. United sold $1.9 million of investment securities and mortgage–backed securities while purchasing $30.2 million in investment securities and mortgage-backed securities. United recorded a decrease in unrealized gain in market values of its investment portfolio of $.5 million, amortization of purchase premium of $.2 million and a realized gain of $.1 million, before taxes.

        During 2002, United received $16.1 million in mortgage-backed security principal payments and had $43.2 million of calls and maturities of investment securities. Sales of investment securities and mortgage-backed securities were $18,625 in 2002 and purchases totaled $48.6 million. United recorded an unrealized gain in market values of its investment portfolio of $.7 million, before taxes. The increase in principal payments on mortgage-backed securities and the increase in calls of investment securities are both results of the unprecedented drops in interest rates during 2002 as compared to 2001. United’s purchases of investment securities increased accordingly to maintain its investment portfolio.

Sources of Funds

        The primary sources of funds for United’s lending and investment activities are deposits, repurchase agreements, Federal Home Loan Bank (“FHLB”) borrowings, loan and mortgage-backed securities repayments, proceeds from loan sales, investment securities, interest payments and maturities, and net operating revenues.

        Deposit Activities.   Deposits are attracted from within United’s market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, United considers current market interest rates, profitability to United, matching deposit and loan products offered by its competition and its customer preferences and concerns. United reviews its deposit mix and pricing weekly.

        The following table sets forth the composition of United’s deposits at December 31, 2003, 2002 and 2001:

(Dollars in thousands)

	December 31,		December 31,		December 31,
	2003		2002		2001
Type:	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing	$36,551	16.1%	$35,627	15.8%	$35,491	15.9%
Interest bearing:
NOW & money market
demand accounts	33,300	14.6	26,827	11.9	25,327	11.3
Savings accounts	54,897	24.1	50,417	22.4	50,490	22.6
Time deposits	102,766	45.2	112,359	49.9	112,395	50.2

Total	$227,514	100.0%	$225,230	100.0%	$223,703	100.0%

        Scheduled maturities of certificates of deposit at December 31, 2003 are as follows:

(Dollars in thousands)
Due within one year	$66,538
Due within two to three years	28,719
Due within four to five years	7,509

Totals	$102,766

        Time deposits of $100,000 or more were approximately $24.0 million, $29.1 million and $25.2 million at December 31, 2003, 2002 and 2001, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

        The maturity of time deposits of $100,000 or more at December 31, 2003 was as follows:

(Dollars in thousands)
Less than three months	$8,562
Three to six months	3,981
Six to twelve months	4,734
Greater than twelve months	6,773

Total	$24,050

        Early withdrawal from time deposits subjects the depositor to an early withdrawal penalty which is currently equal to six months of simple, nominal interest when the original maturity is longer than one year, three months of simple, nominal interest when original maturity is 92 days to one year, and all interest earned when original maturity is 91 days or less.

        As a matter of policy, United does not accept, place or solicit brokered deposits. Although deposits are not solicited outside of Montana, historically, a small number of the Heritage Bank’s depositors have resided outside Montana. As market demand generally dictates deposit maturities and rates, United intends to continue to offer those types of accounts that it believes have broad market appeal.

        Borrowings.   Heritage Bank relies to a significant extent on borrowings from the FHLB to finance its short-term, and increasingly its longer term, financing needs. The FHLB functions as the central reserve bank providing credit for commercial banks and certain other member financial institutions. Borrowings from the FHLB are available at various maturities, which facilitates the accurate matching of asset and liability maturity dates.

        As a member of the FHLB, Heritage Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of specified collateral. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Heritage Bank’s established available FHLB advance credit line for 2003 was 25% of assets. The FHLB is required to review its credit limitations and standards at least annually.

        For the years ended December 31, 2003, 2002 and 2001, FHLB borrowing information was as follows:

(Dollars in thousands)	2003	2002	2001
Average FHLB advances	$31.6	$41.8	$50.6
Maximum advances outstanding	36.0	48.5	60.3
Year end advances outstanding	31.0	34.0	48.5
Weighted average interest rate	4.05%	4.66%	5.88%

        Securities Sold Under Agreements To Repurchase.   Heritage Bank generates funds through the sale of investment securities under agreements requiring their repurchase at a premium that represents interest. The securities underlying agreements to repurchase are for the same securities originally sold and are held in a custody account by a third party.

        For the years ended December 31, 2003, 2002 and 2001, securities sold under agreements to repurchase information was as follows:

(Dollars in thousands)	2003	2002	2001
Average balances	$9.2	$9.9	$8.7
Maximum balances outstanding	9.9	13.5	9.6
Year end balances	7.9	12.8	9.6
Weighted average interest rate	1.54%	1.69%	3.68%

        Trust Preferred Securities.   In July 2001, United issued junior subordinated debentures, aggregating $3.0 million to United Financial-Montana Capital Trust I (the “Trust”). The Trust issued preferred securities, as part of a pooled issue, with an aggregate liquidation amount of $3.0 million ($1,000 per capital security) to third-party investors. The junior subordinated debentures and cash are the sole assets of the Trust. The preferred securities are includable as Tier I capital for regulatory capital purposes. The offering price was $1,000 per capital security. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a semi-annual basis, which are included in interest expense. The variable interest rate resets on January 30 and July 30 of each year, based upon six month LIBOR plus 3.75%. The interest rate reset on January 29, 2004 was 4.96%. The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly-owned by United. The junior subordinated debentures and preferred securities will mature on July 25, 2031. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, after five years at decreasing premiums with the permission of the Board of Governors of the

Federal Reserve System (the “Federal Reserve”). United has provided a full and unconditional guarantee of the obligations of the Trust in the event of the occurrence of an event of default, as defined. Debt issuance costs totaling $118,812 were capitalized related to the debenture offering and are being amortized over the 10-year non-premium callable life of the preferred securities.

        In accordance with newly issued accounting pronouncements, for periods ending after March 15, 2004, United will no longer consolidate the Trust in its financial statements. See Part IV, Item 15. – “Notes to Consolidated Financial Statements – New Accounting Pronouncements.”

Other Activities

        Heritage Bank also holds a 14% ownership interest in Bankers’ Resource Center, a computer data center, which provides certain data processing services to Heritage Bank and United.

        In December 2003, Heritage Bank incorporated a new wholly-owned subsidiary, Heritage Northwest, Inc. which will operate a mortgage banking company in Bellingham, Washington. An application has been filed with the State of Washington in January 2004 and operations are scheduled to begin in the spring of 2004.

Market Area

        Great Falls, the county seat of Cascade County and a regional trade center, is one of the largest cities in Montana. The estimated 2003 Great Falls and Cascade County populations were approximately 57,000 and 80,000, respectively. The economy of Great Falls is largely based on agriculture, health care and Department of Defense activities. Malmstrom Air Force Base (“MAFB”), which employs approximately 4,000 people, is the largest employer in Great Falls and Cascade County. Any significant reduction in size or closure of MAFB would likely adversely affect United and its results of operations and financial condition.

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

Competition

        Heritage Bank, like other depository institutions, is operating in a rapidly changing environment and, therefore, faces considerable competition in the attraction of deposits and the origination of loans. Historically, the most direct competition for deposits has come from savings banks, credit unions and commercial banks. There are approximately 41 depository institutions, commercial banks, credit unions and savings banks with offices in Heritage Bank’s Montana market areas. In addition to these entities, United estimates there are approximately 33 mortgage companies directly competing with its real estate originators in the Montana market area. Non-depository financial service organizations, primarily in the securities and insurance industries, have also become competitors for retail savings and investment funds. Heritage Bank’s deposit programs compete with money market mutual funds, government securities and other investment alternatives. Heritage Bank competes for deposits by offering a variety of deposit accounts at interest rates based upon market conditions, convenient business hours, quality service and convenient branch locations.

Employees

        At February 29, 2004, Heritage Bank employed 118 full-time employees and 29 part-time employees. Heritage Bank maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, paid sick leave, disability, life insurance and 401K retirement plans. Heritage Bank’s employees are not represented by any collective bargaining group. See Part IV, Item 15. – “Notes to Consolidated Financial Statements – Employee Benefit Plans.” United, as a parent company, has no employees.

Executive Officers of the Registrant

        The following table sets forth information with respect to the executive officers of United. All executive officers are elected annually by the Board of Directors. There are no arrangements or understandings between individual officers and any other person pursuant to which he or she was elected as an officer.

Name	Age	Position Held
Kurt R. Weise	47	Chairman and Chief Executive Officer of United; Director and Vice President of Heritage Bank
Kevin P. Clark	48	Director, Secretary and Senior Vice President of United; Director, President and Chief Executive Officer of Heritage Bank
Steve L. Feurt	48	Director, Senior Vice President and Chief Credit Officer of United; Director, Executive Vice President and Senior Lending Officer of Heritage Bank
Paula J. Delaney	43	Chief Financial Officer of United; Director and Vice President of Heritage
John M. Morrison	67	Director of Heritage Bank

    Mr. Weise has served as Chief Executive Officer of United since the annual shareholder meeting in 1999 and became chairman of United upon Mr. Morrison’s resignation in January 2003. Mr. Weise has served as President and director of United, and director and Vice President of Heritage Bank, since February 1998. Mr. Weise’s term of office as a director of United expires at United’s annual shareholder meeting in 2006. Mr. Weise also serves as President of CFS and President of Central Bancshares. He has been involved in various capacities with the Central Bank group of companies since they were founded in 1988 and with Heritage Bank since 1994.

    Mr. Clark has served as Senior Vice President and Secretary of United, and director, President and Chief Executive Officer of Heritage Bank, since February 1998. Mr. Clark was elected as Vice President and a director of United in May 1998, and his term of office as a director of United expires at United’s annual shareholder meeting in 2006.

    Mr. Feurt has served as Senior Vice President and Chief Credit Officer of United, and director and Executive Vice President and Senior Lending Officer of Heritage Bank, since February 1998. Mr. Feurt was elected as a director of United in May 1998, and his term of office as a director of United expires at United’s annual shareholder meeting in 2005.

    Ms. Delaney was elected to the Heritage Bank board in October 2000 and has served as Chief Financial Officer of United since January 2001, and as Vice President of Heritage Bank since December 1998. Previously, Ms. Delaney was employed in public accounting from 1984 to 1998, with Hamilton Misfeldt & Co. P.C., a Great Falls, Montana based public accounting firm.

    Mr. Morrison has served as a director of Heritage Bank since 1994. Mr. Morrison is the Chief Executive Officer and sole shareholder of Central Bancshares, Inc. (“Central Bancshares”), the parent company of Central Bank, located in Stillwater, Minnesota, which was founded by Mr. Morrison in 1988. He is also the sole shareholder and Chairman of the Board of Directors of Central Financial Services (“CFS”), a bank-consulting firm. In March 2003, Mr. Morrison became Vice Chairman of the Board of Directors of Allina Health Systems, a non-profit organization in Minnesota that provides healthcare services through hospitals and clinics in Minnesota and Wisconsin. Mr. Morrison is involved in various other businesses, and serves as Chairman of the Executive Committee of the Board of Trustees of the University of St. Thomas, and is a member of the board of the University of St. Thomas Law School.

Supervision and Regulation

        United is a bank holding company which owns Heritage Bank, a Montana-state chartered commercial bank.

        Bank holding companies are subject to the general supervision and regulation by the Federal Reserve Bank (“FRB”). Under the Bank Holding Company Act of 1956, as amended (“BHCA”), and FRB regulations, a bank holding company may engage in banking, managing or controlling banks, furnishing or performing services for banks it controls and conducting activities that the FRB has determined to be closely related to banking. Bank holding companies must also obtain the prior approval of the FRB before acquiring 5% or more of the outstanding shares of another bank or bank holding company and must provide notice to, and in some situations obtain the prior approval of, the FRB in connection with the acquisition of 5% or more of the outstanding shares of a company engaged in a “bank related” business.

        Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound practice or a violation of FRB regulations, or both.

        Bank holding companies are subject to certain limitations on redemption of common stock or other equity securities. In addition, the FRB has issued regulations setting minimum capital standards for bank holding companies. Depending on the capital classification of a bank holding company, it may be restricted from engaging in certain non-bank activities or from acquiring interests in additional banks or other depository institutions. As of December 31, 2003, United met the minimum capital requirements issued by the FRB.

        Under the BHCA, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), a bank holding company may acquire banks throughout the United States subject only to state or federal deposit caps and state minimum age requirements. Effective June 1, 1997, the Interstate Act authorized interstate branching by acquisition and consolidation in those states that had not opted out by that date. Montana had opted out of the interstate branching by acquisition and consolidation until October 1, 2001.

        The Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) came into effect on March 11, 2000. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services

Modernization Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliation, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliation among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the bank holding company framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company. To date, United has not elected to become a financial holding company.

        Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing, and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

        United and its subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between the affiliates are subject to certain restrictions. Accordingly, United and its respective subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act (the “FRA”). Generally, these sections restrict “covered transactions” (i.e., loans, purchases of assets, guaranties and similar transactions) to a percentage of the depository institution’s capital and surplus, require that such transaction be appropriately collateralized and require that such transactions be on terms as favorable to the depository institution as transactions with non-affiliates. Loans to insiders (officers, directors and 10% shareholders) of a depository institution are subject to Sections 22(g) and (h) of the FRA and regulations thereunder. Among other things, such loans must be made on terms substantially the same as loans to non-insiders.

        On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001. Among other things, the USA Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (3) required financial institutions to establish an anti-money-laundering compliance program; and (4) generally eliminates civil liability for persons who file suspicious activity reports. The Act also increased governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Act. While the USA Patriot Act may, to some degree, affect United’s record-keeping and reporting expenses, United does not believe that the Act will have a material adverse effect on its business and operation. Management believes United is in compliance with the USA Patriot Act.

        Depository Institution Subsidiaries–Heritage Bank.    Effective January 1, 2001, Heritage Bank became a Montana-chartered commercial bank. As such, Heritage Bank is subject to regulation and supervision by the Montana Department of Commerce, Division of Banking and Financial Institutions (the “Montana Division”) and the FDIC. Heritage Bank’s deposits are insured by the FDIC up to $100,000.

        The Montana statutes and regulations place limitations on the business and other activities of Heritage Bank which may be more restrictive than limitations applicable to depository institutions that are not state-chartered commercial banks. In particular, and among other limitations, the establishment and operation of new branch offices, is limited by, and subject to approval by, the Montana Division. In addition, state-chartered commercial banks are generally not authorized to make investments in subsidiary companies or to make other investments in equity securities or to engage in securities or insurance activities. Some federally chartered depository institutions located in Montana may engage in such activities without regard to state law.

        By reason of FDIC insurance, Heritage Bank is an insured depository institution for purposes of certain federal laws and regulations. The federal laws that apply to depository institutions regulate, among other things, the scope of their businesses, their investments, the reserves against deposits, the timing and availability of deposited funds and certain aspects of their lending activities. These laws and regulations governing the depository institution activities have generally been promulgated to protect depositors and not to protect stockholders of such institutions or their holding companies. These laws and regulations are designed to ensure that appropriate action is taken to address concerns regarding the safe and sound operation of insured depository institutions and generally relate to internal control and information systems, loan documentation and credit underwriting, asset growth, management performance and earnings. If an insured depository institution fails to meet the applicable standards and regulatory requirements, an appropriate banking agency may require that the institution prepare and submit to the agency an acceptable plan for addressing the regulatory concern. If the plan submitted is deemed inadequate, or if the institution fails to submit or comply with the required plan, a banking agency may take further action with respect to the regulatory concerns, including institution of an enforcement action with respect to the institution.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required federal banking regulators to adopt regulations in a number of specific areas to insure depository institution safety and soundness, including internal controls, credit underwriting, asset growth, management compensation, asset quality and earnings performance. FDICIA also contains provisions intended to change independent auditing requirements, to restrict the activities of certain insured depository institutions, to change various consumer banking laws and to limit the ability of “under-capitalized banks” to borrow from the FRB’s discount window or to acquire brokered deposits.

        The Financial Institution Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) significantly changed existing federal banking legislation and regulation, including significant increases in FDIC insurance premiums, separation of the FDIC insurance into two deposit insurance funds, authorizing bank holding companies to own savings associations, increasing the federal banking agencies’ enforcement powers and increasing the civil and criminal penalties for violations of federal banking laws and regulations.

        Heritage Bank is subject to certain federal consumer laws, including the Community Reinvestment Act of 1977, as amended (“CRA”), and other fair lending laws and regulations which impose nondiscriminatory lending requirements on insured depository institutions. In recent periods, federal regulatory agencies have sought a more rigorous enforcement of the CRA and other fair lending laws and regulations. A successful challenge to a depository institution’s performance under the CRA and related fair lending laws and regulations could result in a variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief and the imposition of restrictions on mergers and acquisitions or other activities of the depository institution or the holding companies controlling such depository institutions. Private parties may also have the ability to challenge an institution’s performance under the fair lending laws in private class action litigation. Heritage Bank’s most recent rating under CRA is satisfactory. The previous CRA performance evaluation in July 1999, conducted by the OTS, rated Heritage Bank as having had “an outstanding record of meeting community credit needs”.

        Federal regulatory banking agencies have also established uniform capital requirements for all insured depository institutions. An insured depository institution that does not achieve and maintain required capital levels may be subject to supervisory action through the issuance of capital directives, cease and desist orders or other written orders or agreements with the appropriate federal banking agency. Failure of an insured depository institution to meet the required capital levels may also prohibit or limit the ability of a bank holding company controlling such institution to engage in merger and acquisition activities or other expansion activities. As of December 31, 2003, Heritage Bank met the “well capitalized” requirements issued by the applicable federal banking agency.

        Depository institutions generally depend upon the difference between the interest rate paid by them on deposits and other borrowings and the interest rate received on loans extended to customers and on investment securities. The interest rates are highly sensitive to many factors beyond the control of depository institutions, including general economic conditions in their primary market area and the broader economy. In addition to general economic conditions affecting business generally, depository institutions such as Heritage Bank is affected by federal government policies and actions of regulatory agencies. In particular, the FRB through its various operations and powers may affect interest rates charged on loans or paid on deposits. Such changes in interest rates affect the growth and quality of depository institution loans, investments and deposits.

        Federal banking regulatory agencies may institute enforcement actions against depository institutions, their parent holding companies and other institution-affiliated parties with respect to violations of any federal law or regulation. Enforcement actions may include the appointment of a conservator or receiver, the issuance of cease and desist orders or other formal action, termination of insurance of deposits and the imposition of civil money penalties. Heritage Bank is currently not subject to any such enforcement actions.

        From time to time, various types of federal and state legislation have been proposed that would result in additional regulation of, or restrictions on, the business of depository institutions. It cannot be predicted whether such legislation will be adopted or how such legislation would affect the business of Heritage Bank.

        Deposit Insurance and FDIC Regulation.   Effective January 1, 2001, Heritage Bank became a member of the Savings Association Insurance Fund (“SAIF”), and the Bank Insurance Fund (“BIF”), both administered by the FDIC. Section 5(d) of the Federal Deposit Insurance Act (“FDI Act”), known as the Oakar Amendment, permits merger transactions between SAIF- and BIF-member institutions resulting in an institution with deposits that are proportionally insured by both SAIF and BIF.

        Savings deposits are insured up to the applicable limits (generally $100,000 per insured depositor) by the FDIC. The FDIC is empowered to impose deposit insurance premiums, conduct examinations and require reporting by Heritage Bank. The FDIC may also prohibit Heritage Bank from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC can also initiate enforcement actions against Heritage Bank and may terminate the deposit insurance of Heritage Bank if it determines that Heritage Bank has engaged or is engaging in any unsafe or unsound practice, or are in an unsafe or unsound condition.

        For 2003, the FDIC assessment rate for Heritage Bank decreased each quarter from 1.68 basis points per $100 of insured deposits during the first quarter, to 1.52 basis points for the fourth quarter. As a result, Heritage Bank’s 2003 FDIC deposit insurance premium was approximately $.1 million. FDIC has published assessment rates for the first quarter of 2004, per $100 of insured deposits, of 1.54 basis points.

        State Lending Limits.   As of January 1, 2001, Heritage Bank became subject to a State of Montana lending limit of 20% of capital. The maximum aggregate amount of loans outstanding to a single borrower at Heritage Bank at December 31, 2003 and 2002 was approximately $2.4 million and $2.3 million, respectively. At December 31, 2003 and 2002 Heritage Bank was in compliance with the State of Montana lending limit.

        Capital Adequacy.   FDIC emphasizes capital as a measure of performance and establishes a rigid regulatory scheme based almost entirely on capital levels. The five statutory capital categories established by FDIC are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Heritage Bank’s capital position exceeds the definition of “well capitalized.” FDIC also mandates that regulations be promulgated adding other risk-based capital requirements covering (a) concentrations of credit risk, (b) risks from nontraditional activities and (c) the capital impact of fair value adjustments associated with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” See Part IV, Item 15 – “Notes to Consolidated Financial Statements – Regulatory Matters.”

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

        Tier I capital for bank holding companies includes common shareholders’ equity, qualifying perpetual preferred stock (up to 25% of total Tier I capital, if cumulative, although under a Federal Reserve rule, redeemable perpetual preferred stock may not be counted as Tier I capital unless the redemption is subject to the prior approval of the Federal Reserve), and minority interests in equity accounts of consolidated subsidiaries, less intangibles, except as described above.

        The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. Except for the most highly rated banks, the minimum leverage ratio is 4%.

        Banks are assigned to one of five capital categories depending on their total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Banks which are deemed to be “undercapitalized” are subject to certain mandatory supervisory corrective actions.

        Federal Home Loan Bank System.   Heritage Bank is a member of the FHLB of Seattle, Washington. Each FHLB serves as a reserve or central bank for its members within its assigned region, is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans (advances) to its members in accordance with the policies and the procedures established by the FHLB board of directors. All advances from the FHLB are required to be fully secured by sufficient collateral as is determined by the FHLB. Member banks are required to purchase and maintain FHLB stock in an amount equal to the greater of 1% of the unpaid principal of residential mortgage loans, or 5% of FHLB advances outstanding.

Taxation

        General.   United files consolidated Federal and State of Montana income tax returns pursuant to a tax sharing agreement. Generally, with some exceptions, including Heritage Bank’s reserve for bad debts discussed below, United is subject to Federal and state income taxes in the same manner as other corporations.

        The following discussion of tax matters is intended solely as a summary and does not purport to be a comprehensive description of all the tax rules applicable to United.

        Tax Bad Debt Reserves.   For taxable years beginning prior to January 1, 1996, savings institutions, which met certain definitional tests primarily relating to their assets and the nature of their business (“qualifying thrifts”), were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, were deducted in arriving at their taxable income.

        Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations could no longer calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations were required to compute their deduction based on actual charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also required savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional current tax liability. At December 31, 2003, Heritage Bank’s bad debt reserve for tax purposes was approximately $3.5 million. For additional information regarding federal and state income taxes, see Part IV, Item 14 – “Notes to Consolidated Financial Statements – Income Taxes.”

Item 2.     PROPERTIES

        At December 31, 2003, United owned 13 of its 15 offices, including its headquarters and other property having an aggregated book value including land of approximately $6.1 million, and leased the remaining branches. Four locations are leased in Montana, including three building leases and one land lease. The following schedule provides property information for the United’s locations as of December 31, 2003.

(Dollars in thousands)	Properties Leased	Properties Owned	Net Leasehold Improvements	Net Book Value Owned

Heritage Bank:
Great Falls (22,800 sq.ft.)	1	2	$31	$2,099
Bozeman (4,000 sq. ft.)	—	1	—	1,229
Billings (4,900 sq. ft.)	1	1	—	1,033
Missoula (3,600 sq. ft.)	—	1	—	783
Havre (2,400 sq. ft.)	—	1	—	249
Libby (1,250 sq. ft.)	—	1	—	156
Chester (1,800 sq. ft.)	—	1	—	151
Shelby (2,800 sq. ft.)	—	1	—	116
Fort Benton (5,000 sq. ft.)	—	1	—	113
Glendive (4,000 sq. ft.)	—	1	—	96
Geraldine (4,350 sq. ft.)	—	1	—	71
Kalispell (2,500 sq. ft.)	1	—	90	—
Hamilton (1,200 sq. ft.)	1	—	—	—

Total Montana locations	4	12	$121	$6,096

Item 3.    LEGAL PROCEEDINGS

        Although United was not involved in any material pending litigation as of February 29, 2004, it is a plaintiff in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United’s consolidated financial position, results of operations, or liquidity.

Item 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

PART II

Item 5.   MARKET FOR UNITED’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        United common stock is quoted on the Nasdaq National Market under the symbol “UBMT.” The closing sale price per share of UFC common stock on February 27, 2004 was $26.00.

Shareholder Data

        As of February 17, 2004 there were approximately 200 owners of record of United common stock and an estimated 875 additional beneficial holders whose shares of United common stock were held in street name by brokerage houses.

Common Stock Market Prices

        The quarterly (high and low) sale prices for United’s common stock on the Nasdaq National Market the past two years were as follows. All prices have been adjusted for the effect of the June 2002 10% stock dividend and the June 2003 50% stock split.

	2003		2002
	United Stock Price		United Stock Price
	High	Low	High	Low
First Quarter	$24.74	21.99	$21.00	$18.35
Second Quarter	28.45	16.69	24.10	19.50
Third Quarter	24.90	17.21	23.50	19.61
Fourth Quarter	26.92	23.20	22.40	20.45

Dividend Payment History on United Common Stock

        United paid the following cash dividends for each of the four quarters of 2002 and 2003, adjusted for the 10% stock dividend in June 2002 and the 50% stock split in June 2003:

	2003	2002
First Quarter	$.18	$.16
Second Quarter	.18	.17
Third Quarter	.27	.17
Fourth Quarter	.27	.17

	$.90	$.67

        The declaration and payment of future dividends by the United Board is dependent upon United’s net income, financial condition, economic and market conditions, industry standards, certain regulatory and tax considerations and limitations and other conditions. See “Supervision and Regulation.” No assurance can be given, or should be assumed, as to the amount, timing or frequency of future dividend payments.

Item 6.   SELECTED FINANCIAL DATA

Five Year Summary of Operations and Selected Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001	2000	1999
Operating Data:
Interest income	$17,326	$19,216	$21,654	$20,783	$17,517
Interest expense	5,955	9,181	12,424	12,390	9,538

Net interest income	11,371	10,035	9,230	8,393	7,979
Provision for loan losses	778	1,115	1,387	1,330	204

Net interest income after provision
for loan losses	10,593	8,920	7,843	7,063	7,775
Non-interest income	6,666	4,945	4,510	3,387	3,335
Non-interest expense	11,492	9,748	8,795	7,519	7,102

Income from continuing operations
before income taxes	5,767	4,117	3,558	2,931	4,008
Provision for income taxes	1,938	1,562	1,411	1,104	1,539

Income from continuing operations	3,829	2,555	2,147	1,827	2,469
Income from discontinued operations	891	400	228	177	—

Net income	$4,720	$2,955	$2,375	$2,004	$2,469

Per Share Data(1):
Basic earnings per share	$1.93	$1.21	$.94	$.74	$.89
Diluted earnings per share	1.88	1.20	.94	.74	.89
Book value per share	13.29	12.50	11.72	11.24	10.77
Dividends per common share	.90	.67	.63	.63	.63
Shares used to calculate per share
data (Book Value)	2,437	2,439	2,439	2,665	2,725
Shares used to calculate per share
data (Earnings – basic)	2,440	2,439	2,516	2,718	2,778
Shares used to calculate per share
data (Earnings – diluted)	2,511	2,468	2,524	2,718	2,778
Financial Condition Data(2):
Assets from continuing operations	$304,724	$303,497	$317,733	$297,362	$270,226
Assets from discontinued operations	—	74,483	64,997	66,439	—
Net loans and loans held for sale	231,062	224,164	222,402	210,151	187,539
Investment securities	43,279	43,526	53,484	51,250	53,044
Deposits	227,514	225,230	223,703	198,500	179,882
FHLB advances	31,000	34,000	48,500	52,175	46,425
Other borrowings and securities sold
under agreements to repurchase	7,889	13,487	11,604	12,616	11,546
Stockholders’ equity	32,381	30,476	28,597	29,947	29,359
Selected Financial Ratios and Other
Data:
Return on average assets	1.51%	.95%	.78%	.70%	.98%
Return on average stockholders’ equity	14.96	10.06	8.21	6.87	8.44
Net interest margin	3.87	3.47	3.23	3.23	3.40
Efficiency ratio(3)	63.71	65.07	64.01	63.83	62.77
Net charge-offs to average loans	.06	.36	.27	.44	.06
Nonperforming loans to total loans	.36	.30	.46	.42	.18
Allowance for loan losses to total loans	1.63	1.45	1.28	.96	.84
Nonperforming loans to allowance for loan losses	21.88	20.51	35.96	43.78	21.88
Average equity to average assets	10.01	9.46	9.50	10.20	11.62
Dividend payout ratio	46.25	54.30	66.40	85.52	70.94

(1)	All years have been restated for the effect of the June 2002 10% stock dividend, and the June 2003 50% stock split.
(2)	At year end.
(3)	Non-interest expense divided by (net interest income plus non-interest income)

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Forward Looking Statements.    This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following factors, in addition to those contained in United’s reports on file with the SEC: (i) general economic or industry conditions could deteriorate or be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses, or a reduced demand for United’s products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase loan losses; (iii) changes in the extensive laws, regulations and policies governing financial services companies could alter United’s business environment or affect operations; (iv) the potential need to adapt the industry changes in information technology systems, on which United is highly dependent, could present operational issues or require significant capital spending; (v) competitive pressures could intensify and affect United’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform; (vi) the impact of weather conditions in the geographic markets and business areas in which United conducts it business; and (vii) capital investments in United’s businesses may not produce expected growth in earnings anticipated at the time of the expenditure. Forward-looking statements speak only as of the date they are made, and United undertakes no obligation to update them in light of new information of future events.

Selected United Financial Data

        The following results of operations for 2003, 2002 and 2001 is derived from the audited consolidated financial statements.

(In thousands, except per share data)	December 31,	December 31,	December 31,
	2003	2002	2001
Interest income	$17,326	$19,216	$21,654
Interest expense	5,955	9,181	12,424

Net interest income	11,371	10,035	9,230

Net interest income after
provision for loan losses	10,593	8,920	7,843
Non-interest income	6,666	4,945	4,510
Non-interest expense	11,492	9,748	8,795

Income from continuing operations
before income taxes	5,767	4,117	3,558
Provision for income taxes	1,938	1,562	1,411

Income from continuing operations	3,829	2,555	2,147
Income from discontinued operations	891	400	228

Net income	$4,720	$2,955	$2,375

Basic earnings per share
Continuing operations	$1.57	$1.05	$.85
Discontinued operations	.36	.16	.09

Net income	$1.93	$1.21	$.94

Weighted average shares
outstanding – basic	2,440	2,439	2,516

Diluted earnings per share
Continuing operations	$1.53	$1.04	$.85
Discontinued operations	.35	.16	.09

Net income	$1.88	$1.20	$.94

Weighted average shares
outstanding – diluted	2,511	2,468	2,524

Results of Operations for the Year Ended December 31, 2003

        United’s net income for the year ended December 31, 2003 was $4.7 million, or basic and diluted earnings per share of $1.93 and $1.88, respectively. This compares to net income of $3.0 million, or basic and diluted earnings per share of $1.21 and $1.20, respectively, in 2002 and $.94 and $.94, respectively in 2001.

        During 2003, United’s continuing operations contributed $3.8 million in net income or $1.53 per diluted share, compared to $1.04 per diluted share in 2002 and $.85 per diluted share in 2001.

        Net interest income increased $1.4 million to $11.4 million in 2003 or 14.0% and the provision for loan losses decreased $.3 million, resulting in a total increase of $1.7 million, or 19.1%, in net interest income after provision for loan losses. Non-interest income increased $1.8 million, or 36.7%, in 2003 to $6.7 million over 2002 due to a record increase in gain on sale of loans by United’s mortgage lending activities in 2003. The $1.8 million increase in non-interest expense in 2003 includes a $1.5 million increase in salaries and commissions, a $.1 million increase in occupancy costs and a $.1 million increase in data processing fees.

        The $.5 million increase in income from discontinued operations in 2003 was the result of the sale of Valley in July 2003.

        United’s results of operations for the year ended December 31. 2003 were impacted favorably by record high mortgage lending volumes, an improved net interest margin and the sale of its majority-owned commercial bank subsidiary, Valley. Interest rates were relatively stable in 2003, with a single .25% decline of the federal funds rate by the Federal Reserve Board in June 2003.

        United’s subsidiary, Heritage Bank, experienced a significant increase in loan volumes in 2003 of $15.8 million, a 7.5% increase in net loans over 2002. In the current low rate environment, Heritage Bank has focused on its strengths as a community service bank to remain competitive and retain favorable client relationships. Total loans secured by real estate were up $7.5 million in 2003 over 2002. Commercial loans were also up $4.0 million and consumer loans have increased $3.6 million for the same time period.

        The mortgage re-finance market remained strong in 2003, as it was in 2002. Mortgage loans originated in 2003 were $312.0 million, or $109.1 million over 2002 levels. The related gain on sale of residential loans on the secondary market at Heritage Bank was a record $5.3 million in 2003, a 39% increase over 2002.

        Interest rate margins at Heritage Bank rose .40% to 3.87% in 2003 from 3.47% in 2002. Average yields on interest-earning assets declined .75% in 2003 as compared to 2002, while average rates on interest-bearing liabilities decreased 1.24%. This resulted in a change in interest rate spread of .49% from 2.92% in 2002 to 3.41% in 2003.

        Critical Accounting Policies.   United has identified its most critical accounting policy to be that related to the allowance for loan losses. United’s allowance for loan losses methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that management believes is appropriate. Risk factors include historical loss experience, delinquency and charge-off trends, collateral values, an analysis of the current loan portfolio, and the level of non-performing and impaired loans. An internal loan risk grading system is also used to evaluate potential losses of individual loans. Other factors include the future economic trends in United’s markets and, in particular, the state of certain industries. Changes in any of the above factors could have a significant affect on the calculation of the allowance for loan losses in any given period. Therefore, a full analysis is performed by management on a quarterly basis to ensure that changes in estimated loan loss levels are adjusted on a timely basis.

        Another critical accounting policy of United is that related to the carrying value of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). United adopted a market valuation approach in assessing goodwill impairment and will measure the carrying value similarly at least annually under the new accounting rules. Ongoing impairment analysis of the fair value of the remaining goodwill will involve a substantial amount of judgment, as will establishing and monitoring estimated amounts and lives of other intangible assets. Also as required upon adoption of SFAS No. 142, United ceased amortization of goodwill on January 1, 2002. At December 31, 2003 and 2002, United had $1.4 million and $3.4 million of recorded goodwill (See Part IV, Item 15- “Notes to Consolidated Financial Statements- Goodwill and Other Intangible Assets”).

        SFAS No. 123, “Accounting for Stock-Based Compensation,” requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, United has decided to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statement of operations if the fair value method had been used. Under APB Opinion No. 25, no compensation cost has been recognized for United’s stock option plans. Had compensation cost for these plans been determined consistent with SFAS No. 123 and recognized over the vesting period, United’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2003		2002		2001
(Dollars in thousands, except for share amounts)	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$4,720	$4,659	$2,955	$2,873	$2,375	$2,337

Basic earnings per
share:
Continuing
operations	$1.57	$1.55	$1.05	$1.02	$.85	$.84
Discontinued
operations	.36	.36	.16	.16	.09	.09

	$1.93	$1.91	$1.21	$1.18	$.94	$.93

Diluted earnings
per share:
Continuing
operations	$1.53	$1.51	$1.04	$1.00	$.85	$.84
Discontinued
operations	.35	.35	.16	.16	.09	.09

	$1.88	$1.86	$1.20	$1.16	$.94	$.93

        United has also identified its accounting method for securities available-for-sale to be a critical accounting policy. Securities available-for-sale are carried at fair value and unrealized gains and losses (net of related tax effects) are excluded from earnings and reported as a separate component of stockholders’ equity. While fair values are determined per market quotes from independent brokers and not subject to management estimation, the carrying value of the securities is subject to market variations. At December 31, 2003 and 2002, the unrealized gain on securities available-for-sale to mark them to market was $.5 million and $1.1 million, respectively. (See Part IV, Item 15- “Notes to Consolidated Financial Statements- Securities Available-For-Sale”).

        Discontinued Operations.   On July 31, 2003, United sold its majority-owned subsidiary, Valley, to Marquette Financial Companies. An after-tax gain of $714,129 was recorded on the sale, and along with the results of operations of Valley, is recorded within the consolidated income statement as net income from discontinued operations. All previously issued consolidated financial statements have been restated to also disclose the assets, liabilities, and operations of Valley as discontinued operations. Valley’s discontinued operations resulted in income net of tax of $890,716, or $.35 per diluted share, during 2003, $400,061, or $.16 per diluted share, during 2002 and $227,668, or $.09 per diluted share during 2001.

        Unless noted otherwise, the results of operation of the discontinued segment are excluded from the following presentation and discussions. The footnotes to the accompanying consolidated financial statements include additional presentation and discussions regarding the discontinued operations of Valley.

        Net Interest Income.   Like most financial institutions, the most significant component of United’s earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin and expressed as a percentage. Net interest income and net interest margin are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest rate spread.

        The following table illustrates the changes in United’s net interest income due to changes in volume and changes in net interest income due to changes in rates:

(Dollars in thousands)	Year Ended December 31, 2003 vs. 2002				Year Ended December 31, 2002 vs. 2001
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest-earning assets:
Loans	$858	$(1,621)	$(86)	$(849)	$(238)	$(1,898)	$25	$(2,111)
Investment and mortgage
backed securities	(335)	(643)	84	(894)	48	(312)	(5)	(269)
Other interest-earning
assets	(4)	(144)	1	(147)	237	(199)	(95)	(57)

Total interest-earning
assets	$519	$(2,408)	$(1)	$(1,890)	$47	(2,409)	(75)	(2,437)
Interest-bearing
liabilities:
Interest-bearing
demand	54	(164)	(24)	(134)	107	(132)	(34)	(59)
Savings deposits	95	(448)	(42)	(395)	299	(657)	(130)	(488)
Time deposits	(167)	(1,175)	42	(1,300)	(231)	(1,813)	62	(1,982)
Borrowings	(651)	(951)	204	(1,398)	(401)	(270)	(42)	(713)

Total interest-bearing
liabilities	$(669)	$(2,738)	$180	(3,227)	(226)	(2,872)	(144)	(3,242)

Net interest income	$1,188	$330	$(181)	$1,337	$273	463	69	805

        The following tables set forth average balances for interest-earning assets and interest-bearing liabilities, the interest and yield on interest-earning assets, the interest and rate paid on interest-bearing liabilities, the net interest income and net interest spread, and the net interest margin for the years indicated:

Average Balance Sheet
(Dollars in thousands)

	Year Ended December 31, 2003
	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Loans(1)	$231,260	$15,356	6.64%
Investment and mortgage-backed
securities	45,075	1,674	3.71%
Other interest-earning assets	17,639	296	1.68%

Total interest-earning assets	293,974	17,326	5.89%
Non-interest-earning assets	18,896

Total assets	$312,870

Interest-bearing liabilities:
Interest-bearing demand	$29,039	233.80%
Savings deposits	57,671	627	1.09%
Time deposits	109,018	3,416	3.13%
Borrowings	44,678	1,679	3.76%

Total interest-bearing liabilities	$240,406	5,955	2.48%

Stockholders' equity	$31,557

Net interest income		$11,371

Net interest spread			3.41%
Net interest margin(2)			3.87%

Average Balance Sheet
(Dollars in thousands)

	Year Ended December 31, 2002
	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans(1)	$219,629	$16,205	7.38%
Investment and mortgage-backed
securities	51,834	2,568	4.96%
Other interest-earning assets	17,809	443	2.49%

Total interest-earning assets	289,272	19,216	6.64%
Non-interest-earning assets	21,383

Total assets	$310,655

Interest-bearing liabilities:
Interest-bearing demand	$25,326	$367	1.45%
Savings deposits	52,766	1,022	1.94%
Time deposits	113,016	4,716	4.17%
Borrowings	55,458	3,076	5.55%

Total interest-bearing liabilities	$246,566	9,181	3.72%

Stockholders' equity	29,389

Net interest income		$10,035

Net interest spread			2.92%
Net interest margin(2)			3.47%

(1)	Includes nonaccrual loans.
(2)	Computed on a fully taxable basis, without regard to tax equivalent yields.

Average Balance Sheet
(Dollars in thousands)

	Year Ended December 31, 2001
Interest-earning assets:	Average Balance	Interest	Average Yield/Rate
Loans(1)	$222,522	$18,317	8.23%
Investment and mortgage-backed
securities	50,960	2,837	5.57%
Other interest-earning assets	12,088	500	4.14%

Total interest-earning assets	285,570	21,654	7.58%
Non-interest-earning assets	19,020

Total assets	$304,590

Interest-bearing liabilities:
Interest-bearing demand	$20,243	$426	2.10%
Savings deposits	44,048	1,510	3.43%
Time deposits	117,057	6,698	5.72%
Borrowings	62,292	3,790	6.08%

Total interest-bearing liabilities	$243,640	12,424	5.10%

Stockholders' equity	$28,935

Net interest income		$9,230

Net interest spread			2.48%
Net interest margin(2)			3.23%

(1)	Includes nonaccrual loans.
(2)	Computed on a fully taxable basis, without regard to tax equivalent yields.

        Interest-Earning Assets.   The yield earned on loans outstanding (including residential mortgage loans held-for-sale) during 2003 was 6.64% compared to 7.38% in 2002 and 8.23% in 2001. Decreased rates on loans more than offset increased volumes of loans from 2002 to 2003, causing the total interest income on loans to decrease $15.4 million in 2003 compared to $16.2 million for 2002 and $18.3 million in 2001. The yield earned on taxable securities decreased to 3.71% in 2003 from 4.96% in 2002 as longer term securities earning a higher rate have matured and been replaced at current, lower rates. The average other interest-earning assets balances remained virtually unchanged during 2003 when compared to 2002, but the yield earned on these assets declined considerably. The total yield earned on all interest-earning assets declined to 5.89% in 2003 from 6.64% and 7.58% for the years 2002 and 2001, respectively. As discussed above, the decline is due to decreases in interest rates, refinancing of higher rate loans, and the maturity of higher rate securities.

        Interest-Bearing Liabilities.   The rate paid for each category of interest-bearing liabilities was significantly lower during 2003 than during 2002 and 2001. The yield on interest-bearing demand deposit accounts decreased to .80% in 2003 compared to 1.45% and 2.10% in 2002 and 2001, respectively. The yield on savings deposits decreased to 1.09% in 2003 compared to 1.94% and 3.43% in 2002 and 2001, respectively. Average rates on certificates of deposit also declined to 3.13% during 2003 from 4.17% in 2002 and 5.72% in 2001. As certificates of deposit matured during 2003, they were either not renewed or replaced at lower rates. Borrowings had a decline in rate, volume and interest expense in 2003 when compared to 2002. For all interest-bearing liabilities, the average rate paid decreased to 2.48% in 2003 from 3.72% in 2002 and 5.10% in 2001.

        Net interest income for the year ended December 31, 2003 was $11.4 million, an increase of $1.4 million from $10.0 million in 2002, which as $.8 million higher than

2001. The net interest margins for the periods ended December 31, 2003, 2002 and 2001 were 3.87%, 3.47% and 3.23%, respectively.

        The following factors affected United’s interest yields, margins, and spread when comparing the year ending December 31, 2003, to the same period for 2002. During both 2003 and 2002, the national federal funds interest rate, and United’s prime rate, experienced one decline of .25% in June 2003 and .5% in November 2002. This compares to 2001 when those rates fell 11 times for a total decrease of 4.75%. In addition, both interest-earning assets and interest-bearing liabilities have seen a change in the mix of their respective components. Interest spread and interest margins have both increased when comparing 2003 to 2002, while yields and costs have declined under the same comparison.

        Loan volumes have increased in 2003 with a decrease in volumes of investment securities and other assets, whereas the opposite were the case in 2002. In both 2003 and 2002, volumes of time deposits and borrowings are down with respective increases in volumes of interest-bearing demand and savings deposits.

        Provision for Loan Loss.    United provided $.8 million for loan losses in 2003 compared to $1.1 million in both 2002 and 2001. The slight decrease in the loan loss provisions in 2003 reflects management’s estimate of the improvement in loan quality.

        The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as of the reporting date. Future additions to United’s allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing assets are dependent upon the performance and composition of United’s loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels.

        Non-Interest Income.   In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased by $1.8 million, or 36.7%, in 2003 to $6.7 million compared to $4.9 million in 2002 and $4.5 million in 2001, principally due to the continued increase in fees from the real estate production activity at Heritage Bank in 2003 and 2002. Fees from record volume secondary market sales in 2003 were $5.3 million, compared to $3.8 million in 2002 and $3.3 million in 2001.

        Non-Interest Expense.    Non-interest expense increased $1.8 million, or 18.6%, to $11.5 million in 2003, and increased $.9 million, or 10.2%, to $9.7 million in 2002. Salary and employee benefit expense increased $1.5 million in 2003 and $.6 million in 2002 in part due to increased commissions to loan originators in Heritage Bank’s mortgage banking department. Commissions increased $.6 million in 2003 to $1.9 million, as compared to $1.3 million in 2002. The increase in 2002 was $.1 million, up from $1.2 million in 2001. Overall, salaries and wages increased $1.2 million in 2003, before payroll taxes and benefits, to $5.7 million, as compared to $4.5 million in 2002, which was a $.5 million increase over 2001. Occupancy and equipment expenses increased $.1 million in 2003 and $.2 million in 2002.

        Income Taxes.   Income tax expense increased $.3 million in 2003 and $.2 million in 2002, to $1.9 million for 2003 and $1.6 million for 2002. See Part IV, Item 15- “Notes to Consolidated Financial Statements- Income Taxes” for information regarding income tax on income from continuing operations and discontinued operations.

Financial Condition

        The following balance sheet information as of December 31, 2003 and 2002 is derived from the audited consolidated financial statements.

(In thousands)	December 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$13,514	$17,992
Securities available-for-sale	43,279	43,526
Loans held for sale	3,883	12,813
Loans receivable, net	227,179	211,350
Other assets	16,869	17,816
Net assets from discontinued
operations	—	74,483

Total assets	$304,724	$377,980

Liabilities and Stockholders' Equity
Non-interest-bearing deposits	$36,550	$35,627
Interest-bearing deposits	190,964	189,603

Total deposits	227,514	225,230
Federal Home Loan Bank advances	31,000	34,000
Trust preferred securities	3,000	3,000
Accrued expenses and other
liabilities	10,829	16,348
Net liabilities from discontinued
operations	—	65,976

Total liabilities	272,343	344,554

Minority interest	—	2,950

Stockholders' Equity	32,381	30,476

Total liabilities and
stockholders' equity	$304,724	$377,980

        Loans Receivable and Loans Held for Sale.   Net loans receivable increased $15.8 million during 2003 to $227.2 million at December 31, 2003 from $211.4 million at December 31, 2002. Construction loans increased $1.9 million, agricultural and commercial real estate loans increased $4.5 million and $2.9 million, respectively. The decrease in 5 or more residential loans was $1.5 million. Total loans secured by real estate increased $7.5 million. Commercial non-mortgage loans increased $4.0 million in 2003 and tax exempt municipal loans increased $1.0 million. Consumer and other loans increased $3.8 million for an increase in total loans receivable of $16.4 million.

        The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgages, consumer loans secured by real estate, and various consumer installment loans. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $32.8 million and $40.3 million of participation and purchased loans as of December 31, 2003 and 2002, respectively. Nearly all of these loans are secured by properties outside the Montana market area.

        Heritage Bank sells and retains the servicing rights for a portion of its residential real estate loans to agencies of Montana such as the Montana Board of Investments and the Montana Board of Housing. Heritage Bank recognizes mortgage servicing rights as an asset regardless of whether the servicing rights are acquired or retained on loans originated and subsequently sold. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. As of December 31, 2003 and 2002, the carrying value of originated servicing rights was approximately $.3 million and $.2 million, respectively. Heritage Bank’s servicing portfolio as of December 31, 2003 was $49.9 million and as of December 31, 2002 was $31.0 million.

        During 2003, loans held for sale by Heritage Bank decreased $8.9 million to $3.9 million at December 31, 2003 from a record high of $12.8 million at December 31, 2002. Approximately $312.0 and $202.9 million of loans were originated for sale and $321.0 and $197.8 million of loans were sold to the secondary market during the years ending December 31, 2003 and 2002, respectively.

Allowance For Loan Losses.   The following schedule details changes in United’s loan loss reserve at December 31 for each of the five years indicated:

(Dollars in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999

Balance beginning of year	$3,113	$2,794	$2,011	$1,587	$1,485
Provision for loan losses	778	1,115	1,387	1,330	204
Charge-offs:
Residential	—	(15)	(5)	(3)	(16)
Commercial	(76)	(697)	(422)	(893)	(59)
Consumer	(72)	(173)	(215)	(62)	(34)

Total charge-offs	(148)	(885)	(642)	(958)	(109)
Recoveries	12	89	38	52	7

Net charge-offs	(136)	(796)	(604)	(906)	(102)

Balance end of year end	$3,755	$3,113	$2,794	$2,011	$1,587

Allowance for loan losses to
total loans at year end	1.63%	1.45%	1.28%	.96%	.84%

Net charge-offs to average
loans	.06%	.36%	.27%	.44%	.06%

        The following schedule allocates the loan loss reserve based on management’s judgment of potential losses in the respective areas. While management has allocated the reserve to various portfolio segments for purposes of this table, the reserve is general in nature and is available for the portfolio in its entirety.

(Dollars in thousands)

	December 31, 2003		December 31, 2002		December 31, 2001
	Allowance	% of loans in each category to total loans	Allowance	% of loans in each category to total loans	Allowance	% of loans in each category to total loans

Real estate loans:
1 - 4 residential	$193	5.1%	$97	3.1%	$106	3.8%
5 or more residential	51	1.4	68	2.2	64	2.3
Construction	279	7.4	221	7.1	249	8.9
Commercial and agricultural	1,285	34.2	1,040	33.4	906	32.4
Non-real estate loans:
Commercial and agricultural	1,357	36.2	1,233	39.6	1,082	38.7
Consumer	590	15.7	454	14.6	387	13.9

Total	$3,755	100.0	$3,113	100.0%	$2,794	100.0%

(Dollars in thousands)

	December 31, 2000		December 31, 1999
	Allowance	% of loans in each category to total loans	Allowance	% of loans in each category to total loans

Real estate loans:
1 - 4 residential	$123	6.2%	$128	18.1%
5 or more residential	61	3.0	52	2.8
Construction	124	6.1	84	5.6
Commercial and agricultural	555	27.6	489	24.9
Non-real estate loans:
Commercial and agricultural	866	43.1	712	37.2
Consumer	282	14.0	122	11.4

Total	$2,011	100.0%	$1,587	100.0%

        Real Estate and Other Personal Property Owned.   Total real estate and other personal property owned (“REO”) of United was $.7 million, $.6 million and $.7 million at December 31, 2003, 2002 and 2001, respectively. The schedule below details properties both held for sale and investment by United as of the dates indicated.

(Dollars in thousands)

	December 31, 2003	December 31, 2002	December 31, 2001

REO held for sale	$40	$54	$92
Allowance for possible losses	—	—	—

Total REO held for sale	$40	$54	$92

REO held for investment	$567	$567	$547
Accumulated depreciation	(77)	(55)	(35)

REO held for investment	$490	$512	$512

Total REO	$530	$566	$604

As a percent of total assets	17%	.15%	.16%

Other personal property
held for sale	$148	$20	$64

As a percent of total assets	.05%	.01%	.02%

        Securities Available-for-Sale.   United’s securities available-for-sale decreased $.2 million to $43.3 million at December 31, 2003 as compared to $43.5 million at December 31, 2002. In 2003, United’s purchases of securities available-for-sale were approximately $30.2 million while proceeds from sales, maturities and paydowns totaled approximately $29.8 million. United also recorded a decrease in unrealized gain in market values of approximately $.5 million in 2003, amortization of purchase premium of $.2 million and a realized gain on sales of $.1 million, before taxes.

        Cash and Cash Equivalents.    Cash and cash equivalents from continuing operations decreased $4.5 million during 2003 to $13.5 million at December 31, 2003 from $18.0 million at December 31, 2002. Net cash from operating activities, or net income adjusted for non-cash items, was $13.6 million in 2003. Net cash from investing activities such as the net decrease in loans receivable and the net decrease in securities available-for-sale was $(5.9) million in 2003. Net cash from financing activities such as increases in deposits, net changes in borrowings and dividends paid to stockholders was $(15.2) million, for a net decrease in cash and cash equivalents for 2003 of $(7.5) million. Adjusting for a net change in cash and cash equivalents from discontinued operations of $3.0 million resulted in a decrease in cash and cash equivalents from continuing operations of $4.5 million.

        Other Assets.   Premises and equipment increased $.8 million during 2003 due to the $1.0 million construction of a new branch building in Billings, Montana for a new location opened in 2004. Purchases of other premises and equipment totaling $.3 million consisted of equipment and computer upgrades at the main facilities and various branch locations. The purchases were offset by $.5 million in depreciation expense on existing premises and equipment.

        Nonperforming Assets.   When a borrower fails to make a scheduled payment on a loan and does not cure the delinquency within 15 days, United’s policy is to contact the borrower between the 15th and 30th day of delinquency to establish a repayment schedule. If a loan is not current, or a realistic repayment schedule is not being followed by the 90th day of delinquency, United will generally proceed with legal action to foreclose the property after the loan has become contractually delinquent 90 days. Loans contractually past due 90 days are classified as nonperforming. However, not all loans past due 90 days automatically result in the non-accrual of interest income. If a 90 days past due loan has adequate collateral, or is FHA insured or VA guaranteed, and management concludes that loss of principal and interest would likely not be realized, then interest income will continue to be accrued.

        The following schedule details the amounts of United’s nonperforming assets, consisting of nonaccrual loans, accruing loans past due over 90 days and restructured loans.

(Dollars in thousands)

	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 1999
Principal Balances:
Accruing loans past due
over 90 days	$324	$553	$294	$258	$117
Non-accrual loans	498	86	708	623	230

Total	$822	$639	$1,002	$881	$347

Interest:
Due on non-accrual loans	$128	$67	$83	$199	$14
Included in income	none	none	none	none	none

        Heritage Bank is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as “substandard” (distinct possibility that some loss will be sustained), “doubtful” (high likelihood of loss), or “loss” (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with GAAP. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At December 31, 2003 and December 31, 2002, United had no reported doubtful assets and no assets classified as loss. At December 31, 2003, 2002 and 2001, United had $.6 million, $.6 million and $.4 million, respectively, of reported substandard assets. As a percent of total assets, substandard assets were approximately .20%, .16% and .10% at December 31, 2003, 2002 and 2001, respectively.

        Deposits and Borrowings.   United experienced a net increase in deposits of $2.3 million or 1.0% in 2003 as deposits grew to $227.5 million at Heritage Bank in 2003 from $225.2 million in 2002. The increase in deposits resulted from a combination of competitive rates on all deposit offerings, and Heritage Bank’s commitment to community banking, both of which have attracted depositors. Lower interest rates offered on deposits in 2002 in part impacted the lower growth rate in deposits in 2003 compared to 2002.

        FHLB advances decreased $3.0 million in 2003 to $31.0 million from $34.0 million in 2002. Heritage Bank was able to repay $38.0 million in FHLB advances in 2003 and received proceeds of $35.0 million on new FHLB advances, for a net decrease of $3.0 million. At December 31, 2003, the current established available FHLB advance credit line for Heritage Bank was 25% of its assets. The weighted average interest rate on FHLB advances was 4.05% and 4.66% at December 31, 2003 and 2002, respectively. Advances from the FHLB are secured by pledges of FHLB stock and a blanket assignment of Heritage Bank’s unpledged, qualifying mortgage loans, mortgage-backed securities and U.S. Government and federal agency securities.

        During 2003, Heritage Bank had a Cash Management Advance (CMA) credit facility with a maximum allowable advance of $75.3 million, subject to available collateral limits. The CMA credit facility expired February 27, 2004. During the year ended December 31, 2003, there were advances and repayments made on the CMA credit facility and there was no outstanding balance due as of December 31, 2003. The CMA credit facility is renewable upon request by Heritage Bank.

        United, at the parent company level, had a line of credit of $1.0 million with a correspondent bank at an interest rate of 1.75% over the federal funds rate, which totaled 2.69% and 3.06% at December 31, 2003 and 2002, respectively. This line is secured by United’s Heritage Bank stock and expires October 30, 2004. Interest is payable quarterly. Principal is payable at maturity. The principal balance outstanding at December 31, 2003 and 2002 was $0 and $.7 million, respectively.

        Heritage Bank had established a federal funds line with a correspondent bank at December 31, 2002. The total line was $10.0 million with a daily interest rate equal to the federal funds rate, which was 1.31% at December 31, 2002. Advances up to $5.0 million were unsecured, and advances over $5.0 million were secured by investment securities. There were no amounts outstanding at December 31, 2002. The line was not renewed by Heritage Bank in 2003.

        Asset/Liability Management.   United’s earnings depend to a large extent on the level of its “net interest income”. Net interest income depends upon the difference (referred to as “interest rate spread”) between the yield on United’s loan and investment portfolios and interest-earning cash balances (“interest-earning assets”), and the rates paid on its deposits and borrowings (“interest-bearing liabilities”). Net interest income is further affected by the relative amounts of United’s interest-earning assets and interest-bearing liabilities. In recent years, United’s interest-earning assets have exceeded interest-bearing liabilities. However, when interest-earning assets decrease as a result of non-accrual loans and investments in non-interest earning assets, net interest income and interest rate spread also decrease and any continued decrease in the level of interest-earning assets would generally result in a negative impact on earnings.

        One of the primary objectives of United’s management has been to restructure United’s balance sheet to reduce its vulnerability to changes in interest rates (Interest Rate Risk). Depository institutions historically have suffered from a mismatch in the term to maturity of their assets and liabilities, with mortgage loan assets tending to be of a much longer term than deposits, the primary liabilities of depository institutions. In periods of rising interest rates, this mismatch can render depository institutions vulnerable to increases in costs of funds (deposits and borrowings) that can outstrip increases in returns on longer-term fixed rate loans and investments, resulting in a decrease in positive interest rate spread and lower earnings.

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

        The following table shows the contractual maturities of United’s loans as of December 31, 2003. The amounts reflected in the following table give no effect to assumptions regarding loan prepayments or payoffs. Loans with variable rates of interest are classified as due when the loan principal balances are contractually due, not when the interest rate reprices.

(Dollars in thousands)

	December 31, 2003
	1 Year or Less	1 - 5 Years	5 Years and Beyond	Total
Loans secured by real estate:
Adjustable rate (all
property types)	$29,781	$52,450	$4,225	$86,456
Loans:
1-4 family residential	2,723	4,975	12,133	19,831
Multi-family and commercial	2,895	10,615	11,454	24,964
Construction and undeveloped
land	14,130	7,454	671	22,255

Loans secured by real
estate-fixed rate	19,748	23,044	24,258	67,050
Commercial non-real
estate(1)	8,358	24,819	4,580	37,757
Agricultural non-real estate	4,202	4,934	581	9,717
Consumer(2)	2,262	20,340	7,352	29,954

Gross loans	$64,351	$125,587	$40,996	$230,934

Net loans due after December 31, 2004
Fixed interest rates	$109,908
Floating or adjustable rates
or balloon payments	56,675

$166,583

(1)	Includes loans on commercial savings accounts
(2)	Includes consumer loans secured by real estate

        The following table sets forth the book value, maturities and weighted average yield of United's investment portfolio at the dates indicated:

(Dollars in thousands)

	December 31, 2003
	1 Year or Less	1 - 5 years	5 - 10 years	10 years and beyond	Total
U.S. government and agencies	$—	$—	$2,516	$5,590	$8,106
Mortgage-backed securities	6	6,528	5,780	19,260	31,574
Municipal bonds	51	430	524	894	1,899
Other	—	1,105	548	47	1,700

Total securities	$57	$8,063	$9,368	$25,791	$43,279

Weighted average yield	5.31%	4.47%	4.58%	4.86%	4.73%

	December 31, 2002
	1 Year or Less	1 - 5 years	5 - 10 years	10 years and beyond	Total
U.S. government and agencies	$—	$2,045	$5,086	$1,004	$8,135
Mortgage-backed securities	320	1,182	4,984	25,255	31,741
Municipal bonds	—	598	—	1,400	1,998
Other	—	—	1,620	32	1,652

Total securities	$320	$3,825	$11,690	$27,691	$43,526

Weighted average yield	6.25%	5.42%	5.54%	5.35%	5.42%

	December 31, 2001
	1 Year or Less	1 - 5 years	5 - 10 years	10 years and beyond	Total
U.S. government and agencies	$10,243	$2,067	$7,547	$3,009	$22,866
Mortgage-backed securities	210	2,392	5,422	19,320	27,344
Municipal bonds	—	181	201	1,363	1,745
Other	—	—	1,487	42	1,529

Total securities	$10,453	$4,640	$14,657	$23,734	$53,484

Weighted average yield	1.67%	6.39%	6.05%	6.24%	5.29%

        Stockholders’ Equity.   Stockholders’ equity at December 31, 2003 was $32.4 million, or 10.63% of total assets, an increase of $1.9 million from $30.5 million, or 8.06% of total assets, at December 31, 2002. At December 31, 2003, book value was $13.29 per share. The increase in stockholders’ equity is primarily due to net income of $4.7 million for 2003 and the issuance of employee stock options and stock awards of $.1 million. These increases were offset by the payment of $2.2 million in dividends on United’s common stock, treasury stock purchases of $.2 million, and a decrease in unrealized gain on securities available-for-sale of $.5 million.

        Liquidity and Capital Resources.   United’s primary sources of funds are deposits, repurchase agreements, FHLB borrowings, proceeds from loan sales, and loan and mortgage-backed securities repayments. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. In a period of declining interest rates, it is anticipated that mortgage prepayments would increase. As a result, these proceeds from mortgage prepayments generally would be invested in lower yielding loans or other investments which have the effect of reducing interest income. In a period of rising interest rates, it is anticipated that mortgage prepayments would decrease and the proceeds from such prepayments generally would be invested in higher yielding loans or investment which would have the effect of increasing interest income.

        United’s liquidity, represented by cash and cash equivalents, is a result of its operations, investing and financing activities. There activities are summarized below for the years ended December 31, 2003, 2002 and 2001.

(Dollars in thousands)	For the Year Ended December 31,
	2003	2002	2001
Net income from continuing operations	$3,829	$2,555	$2,147
Adjustments to reconcile net income from continuing
operations to net cash from continuing operations	10,527	(3,456)	(2,991)

Net cash from continuing operations	14,356	(901)	(844)
Net cash from discontinued operations	(732)	(437)	563

Net cash from operating activities	13,624	(1,338)	(281)
Net cash from investing activities	(5,909)	20,233	(14,266)
Net cash from financing activities	(15,236)	(7,698)	17,123

Net increase in cash and cash equivalents	(7,521)	11,197	2,576
Change in cash from discontinued operations	3,043	(12,650)	2,774
Cash and cash equivalents at beginning of year	17,992	19,445	14,095

Cash and cash equivalents at end of year	$13,514	$17,992	$19,445

        The primary investing activities of United are the origination of loans held for sale and the purchase of investment and mortgage-backed securities. During the years ended December 31, 2003, 2002 and 2001, United’s loan originations totaled $312.0 million, $202.9 million and $172.2 million, respectively. Purchases of securities available-for-sale totaled $30.2 million, $48.6 million and $31.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003 a net $8.3 million of cash was realized from the sale of Valley.

        During 2003, 2002 and 2001, investing activities were funded primarily by principal repayments on loans and securities available-for-sale, the maturity of securities available-for-sale, and the sales of loans and securities available for sale totaling $39.4 million, $73.3 million, and $43.8 million, respectively.

        The major sources of cash flows from financing activities are deposits into savings accounts and additional borrowings. The major uses of cash flows from financing activities are withdrawals from savings accounts, payments on borrowings, purchases of common stock, and payment of dividends to stockholders. For the years ended December 31, 2003, 2002, and 2001 the net increase (decrease) in cash flows from financing activities was $(8.6) million, $(11.8) million and $18.1 million, respectively.

        Heritage Bank’s most liquid assets are cash and cash in banks and highly liquid, short-term investments. The levels of these assets are dependent Heritage Bank’s operating, financing, lending, and investing activities during any given period.

        Liquidity management of Heritage Bank is both a daily and long-term function of United’s management strategy. Excess funds are generally invested in FHLB overnight funds. If Heritage Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances. At December 31, 2003 Heritage Bank had outstanding borrowings of $38.9 million which included $31.0 million of FHLB advances and $7.9 million of securities sold under agreements to repurchase. (See Part IV, Item 15-“Notes to Consolidated Financial Statements-Federal Home Loan Bank Advances and Securities Sold Under Agreements to Repurchase”). United has issued and outstanding $3.0 million of Trust Preferred Securities. (See Part IV, Item 15-“Notes to Consolidated Financial Statements-Trust Preferred Securities”).

        Off-Balance Sheet Arrangements.   United is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit and involve, to varying degrees, elements of credit risk. United’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. United uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

        Financial instruments outstanding at December 31 whose contract amounts represent credit risk include:

	2003	2002
Unused lines of credit	$62,700,000	$27,776,000
Commitments outstanding- variable rate	4,099,000	1,844,000
Unfunded commitments under Bankcard arrangements	2,563,000	2,564,000
Letters of credit	209,000	114,000

        The majority of Heritage Bank’s loans, commitments, and standby letters of credit have been granted to customers in Heritage Bank’s market area, primarily central and western Montana. Substantially all such customers are also depositors of Heritage Bank. The concentrations of credit by type of loan are set forth above. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Outstanding commitments and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2003 and 2002.

        At December 31, 2003, Heritage Bank had outstanding commitments to originate loans of $9.8 million, on 1-4 family mortgages at fixed interest rates. These loans are to be secured by properties located in Heritage Bank’s primary market areas. Heritage Bank anticipates that it will have sufficient funds available to meet current loan commitments.

        Table of Contractual Obligations.   The following table presents United’s contractual obligations as of December 31, 2003.

(Dollars in thousands)	December 31, 2003
	1 Year or Less	1 - 3 Years	4 - 5 Years	5 Years and Beyond	Total

FHLB advances	$5,000	$17,000	$9,000	$--	$31,000
Securities sold under
agreements to repurchase	4,847	860	56	2,126	7,889
Operating leases	117	219	140	1,698	2,174
Purchase obligations	366	--	--	--	366
Trust preferred securities	--	--	--	3,000	3,000

Total	$10,330	$18,079	$9,196	$6,824	$44,429

        Purchase obligations relate to the contract for the construction of the new Heritage Bank branch building in Billings, Montana. At December 31, 2003, the contract sum to date was $1.2 million, payments made total $.8 million, leaving a balance due on the contract of $.4 million. The other items included in the table are detailed in footnotes to the consolidated financial statements. (See Part IV, Item 15- “Notes to Consolidated Financial Statements”).

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market Risk.   Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Since United’s earnings depend on its level of interest rate spread, its primary market risk exposure is interest rate risk (“IRR”).

        Interest Rate Risk.   United has established a formal IRR policy, and Heritage Bank has an Asset/Liability Management Committee (“ALCO”) and an Investment Committee, which meet at least quarterly to review and report on management’s efforts to minimize IRR. Several asset/liability management strategies have been employed by United to minimize its exposure to IRR. These include selling most newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions, and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

        The ALCO Committee utilizes an institutional funds management service detailed simulation model to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. The model predicts the impact of changing interest rates on the interest income received and interest expense paid on assets and liabilities. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII given a 100 basis point (bp) rise or decline in interest rates.

        The following summarizes the sensitivity analysis for Heritage Bank as of December 31, 2003, the most recent information available. Management believes there has been no material change in interest rate risk since December 31, 2003. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 7.

Heritage Bank Estimated increase (decrease) in net interest income:	+200 bp	-200 bp

0-90 days	$(18,400)	$(70,298)
91-360 days	(194,982)	(134,423)
2 years	(384,965)	(332,980)
3 years	(544,205)	(562,281)

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

        Interest Rate Sensitivity of the Economic Value of Equity.   Mismatches of interest rate repricing between assets and liabilities create interest rate risk. Interest rate risk affects the market value of equity, also called the economic value of equity (“EVE”). Measurement of the EVE is an attempt to establish a methodology to gauge the potential for the reduction of future earnings and stockholders’ equity resulting from both lower net interest income (“NII”) and lower EVE caused by changes in market interest rates. EVE is the difference between United’s depository portfolio value and its loans receivable portfolio value. EVE thus provides a leading indicator of future potential changes in both NII and stockholders’ equity.

        Heritage Bank has established maximum percentage changes for EVE at 1.5% of total assets, given an 100 basis point change in interest rates. EVE, as a percent to total assets, was as follows:

Heritage Bank

Percent to Total Assets:
2003	.73%
2002	.85%
2001	1.21%

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On January 27, 2004, United, acting with authority from its Audit Committee, dismissed Moss Adams LLP as United’s independent accountants, effective upon completion of the audit for the year ended December 31, 2003, and engaged McGladrey & Pullen, LLP as its new independent accountants.

        Moss Adams LLP reports on United’s financial statements as of and for the years ended December 31, 2003 and December 31, 2002 contained no adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles.

        During the years ended December 31, 2003 and December 31, 2002 and through January 27, 2004, there have been no disagreements with Moss Adams LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During the years ended December 31, 2003 and December 31, 2002 and through the date of this Form 10-K, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

        On January 27, 2004, United engaged the accounting firm of McGladrey & Pullen, LLP as its new independent accountant for the year beginning January 1, 2004. McGladrey & Pullen, LLP has accepted the appointment, subject to the results of its standard due diligence procedures. During the years ended December 31, 2003 and December 31, 2002, and the subsequent interim period through January 27, 2004, United did not consult with McGladrey & Pullen, LLP regarding: (i) the application of accounting principles to a specified transaction either completed or proposed; (ii) the type of audit opinion that might be rendered on United’s financial statements; or (iii) any matter that was the subject of a disagreement with United’s former accountant or a reportable event (as contemplated by Item 304 of Regulation S-K).

ITEM 9A.     CONTROLS AND PROCEDURES

        United’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that United’s disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by United in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within periods specified in applicable rules and forms. There were no changes made in United’s internal controls or, to United’s knowledge, in other factors that has materially affected, or is reasonably likely to materially affect, these controls during United’s fourth fiscal quarter.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in United’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this Report.

        Code of Ethics and Business Conduct.    The Boards of Directors of United and Heritage Bank have adopted a Code of Ethics and Business Conduct (the “Code”) that applies to all members of their respective Boards of Directors and to all of their employees, including their principal executive officers, principal financial officers and principal accounting officers or controllers. The Code is available, free of charge, on either United’s website www.ufcmontana.com or Heritage Bank’s website www.heritagemontana.com. The Code is also available, without charge, from Investor Relations, P.O. Box 2779, Great Falls, MT 59403 or by calling (406) 727-6106. Any amendment to, or waiver from, the provisions of the Code that applies to any of those officers will be posted to the same location on United’s or Heritage Bank’s website, respectively.

        The information set forth under the caption “Information Concerning the Board of Directors” of the Proxy Statement is incorporated by reference.

ITEM 11.     EXECUTIVE COMPENSATION

        The information set forth under the caption “Executive Compensation and Other Information,” “Compensation of Directors” and “Stock Price Performance Graph” in the Proxy Statement is incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the captions “Equity Compensation Plan Information”, “Securities Ownership of Certain Beneficial Owners” and “Securities Ownership of Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the caption “Certain Relationships and Related Transactions between Management and the Company” in the Proxy Statement is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information set forth under the caption “Additional Information About our Independent Auditor” of the Proxy Statement is incorporated by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ONFORM 8-K

(a) (1)   Financial Statements:

The following consolidated financial statements of United Financial Corp. are included in Part II, Item 8 of this Annual Report as follows:

Pages in Annual Report
Independent Auditors’ Reports	F-1
Consolidated Statements of Financial Condition	F-2
December 31, 2003 and 2002
Consolidated Statements of Income – Years Ended	F-3
December 31, 2003, 2002, and 2001
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income – Years Ended	F-4
December 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows – Years Ended	F-5
December 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements	F-7

      (2)   Financial Statement Schedules:

Financial statement schedules have been omitted because they are inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

      (3)   Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 41 of this report.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 2003.

On October 30, 2003, we furnished our earnings release for the third quarter ended September 30, 2003, on Form 8-K, reporting under Items 7, 9 and 12.

(c)  See Item 15(a)(3) above.

(d)  See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNITED FINANCIAL CORP.
By: /s/ Kurt R. Weise Kurt R. Weise Chairman and Chief Executive Officer (Principal Executive Officer) and Director
Date: March 29, 2004

Pursuant  to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ Kurt R. Weise Kurt R. Weise Chairman and Chief Executive Officer (Principal Executive Officer) and Director	By: /s/ Paula J. Delaney Paula J. Delaney Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 29, 2004	Date: March 29, 2004
By: /s/ Larry D. Albert Larry D. Albert Director	By: /s/ Dr. J. William Bloemendaal Dr. J. William Bloemendaal Director
Date: March 29, 2004	Date: March 29, 2004
By: /s/ Kevin P. Clark Kevin P. Clark Director	By: /s/ Steve L. Feurt Steve L. Feurt Director
Date: March 29, 2004	Date: March 29, 2004
By: /s/ Jerome H. Hentges Jerome H. Hentges Director	By: /s/ William L. Madison William L. Madison Director
Date: March 29, 2004	Date: March 29, 2004

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Articles of Incorporation of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United's Annual Report on Form 10-K dated March 31, 1998).
3.2	Bylaws of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United's Annual Report on Form 10-K dated March 31, 1998).
10.1	Promissory Note issued by United Financial Corp. to Wells Fargo Bank Minnesota National Association,
dated November 16, 2001 (incorporated by reference to Exhibit 10.1 of United's Quarterly Report
Form 10-Q dated June 30, 2002).
10.2	Second Amendment to Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated November 16, 2001 (incorporated by reference to Exhibit 10.2 of
United's Quarterly Report on Form 10-Q dated June 30, 2002).
10.3	Service Agreement between United Financial Corp. and Central Financial Services, Inc., dated
January 1, 2002 (incorporated by reference to Exhibit 10.3 of United's Quarterly Report on Form
10-Q dated June 30, 2002).
10.4	Service Agreement between Heritage Bank and Central Financial Services, Inc., dated January 1, 2002
(incorporated by reference to Exhibit 10.4 of United's Quarterly Report on Form 10-Q dated June 2002).
10.5*	Management Retention Supplemental Retirement Income Salary Continuation Plan between Kevin Clark and Heritage Bank, revised January 10, 1996 (incorporated by reference to Exhibit 10.5 of United
Quarterly Report on Form 10-Q dated June 30, 2002).
10.6*	Heritage Bank Supplemental Retirement Agreement between Heritage Bank and Steve L. Feurt, dated
October 25, 1999 (incorporated by reference to Exhibit 10.6 of United's Quarterly Report on
Form 10-Q dated June 30, 2002).
10.7	Indenture between United Financial Corp. and The Bank of New York, as trustee, dated July 16, 2001 (incorporated by reference to Exhibit 10.7 of United's Quarterly Report on Form 10-Q dated June 2002).
10.8	Amended and Restated Declaration of Trust of United Financial - Montana Capital Trust I among
United Financial Corp. and the trustees, administrators and holders named therein, dated July 16 2001
(incorporated by reference to Exhibit 10.8 of United's Quarterly Report on Form 10-Q dated
June 30, 2002).
10.9	Guarantee Agreement between United Financial Corp. and The Bank of New York, as trustee, dated
July 16, 2001 (incorporated by reference to Exhibit 10.9 of United's Quarterly Report on Form 10-Q
dated June 30, 2002).
10.10	United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.10 of United's Quarterly Report on Form 10-Q dated June 30, 2002).
10.11	Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp.,
dated November 17, 1999 (incorporated by reference to Exhibit 10.11 of United's Quarterly Report
Form 10-Q dated September 30, 2002).
10.12	First Amendment to Letter Agreement between Wells Fargo Bank Minnesota National Association and
United Financial Corp., dated September 29, 2000 (incorporated by reference to Exhibit 10.12 of United's
Quarterly Report on Form 10-Q dated September 30, 2002).
10.13	Revolving Line of Credit Note between Wells Fargo Bank Minnesota National Association and United
Financial Corp. dated October 30, 2002 (incorporated by reference to Exhibit 10.13 of United's
Annual Report on Form 10-K dated March 28, 2003).
10.14	Credit Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp.
dated October 30, 2002 (incorporated by reference to Exhibit 10.14 of United's Annual Report on
Form 10-K dated March 28, 2003).

Exhibit No.	Exhibit
10.15	General Pledge Agreement between Wells Fargo Bank Minnesota National Association and United
Financial Corp. dated October 30, 2002 (incorporated by reference to Exhibit 10.15 of United's Annual Report on Form 10-K dated March 28, 2003).
10.16	Revolving Line of Credit Note between Wells Fargo Bank Minnesota National Association and United Financial Corp. dated October 21, 2003.
16.1	Letter regarding change in certifying accountant received from Moss Adams LLP dated January 30, 2004 (incorporated by reference to Exhibit 16 of United's Report on Form 8-K dated January 27, 2004).
21.1	Subsidiaries List.
23.1	Consent of Moss Adams LLP.
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Princiapl financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(a)-3 of the Annual Report.

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
United Financial Corp. and Subsidiaries
Great Falls, Montana

We have audited the accompanying consolidated statements of financial condition of United Financial Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years ended December 31, 2003, 2002, and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Spokane, Washington
February 20, 2004

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,
Assets	2003	2002
Cash and cash equivalents	$13,513,893	17,991,919
Securities available-for-sale	43,278,989	43,525,820
Restricted stock, at cost	4,108,900	3,908,800
Loans held for sale	3,882,885	12,813,157
Loans receivable, net	227,179,200	211,350,381
Accrued interest receivable	1,783,629	2,167,271
Premises and equipment, net	7,512,224	6,684,468
Real estate and other personal property owned	677,848	586,176
Income taxes receivable	20,580	—
Deferred tax asset, net	272,211	55,956
Goodwill, net of accumulated amortization	1,421,912	3,429,177
Other assets	1,071,664	983,436
Net assets from discontinued operations	—	74,483,239

	$304,723,935	377,979,800

Liabilities and Stockholders' Equity
Liabilities:
Non-interest bearing deposits	$36,550,469	35,626,520
Interest bearing deposits	190,963,679	189,603,241
Federal Home Loan Bank advances	31,000,000	34,000,000
Securities sold under agreements to repurchase	7,889,417	12,787,240
Line of credit	--	700,000
Advances from borrowers for taxes and insurance	127,624	103,777
Income taxes payable	--	294,685
Accrued interest payable	1,014,692	1,319,187
Trust preferred securities	3,000,000	3,000,000
Accrued expenses and other liabilities	1,797,365	1,142,755
Net liabilities from discontinued operations	--	65,976,577

Total liabilities	272,343,246	344,553,982

Minority interest	--	2,950,090

Commitments and contingencies (Notes 4, 16 and 24)
Stockholders' equity:
Preferred stock, no par value; authorized 2,000,000
shares; no shares issued and outstanding	--	--
Common stock, no par value; authorized 8,000,000
shares; 2,437,042 and 2,439,169 shares issued
at December 31, 2003 and 2002, respectively	27,025,147	27,166,756
Retained earnings, substantially restricted	5,014,656	2,476,481
Accumulated other comprehensive income,
net of taxes	340,886	832,491

Total stockholders' equity	32,380,689	30,475,728

	$304,723,935	377,979,800

See accompanying notes to consolidated financial statements.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Years ended December 31,
	2003	2002	2001

Interest income:
Loans receivable	$15,355,778	16,205,141	18,316,693
Mortgage-backed securities	1,205,900	1,760,439	1,883,393
Other investment securities	468,228	807,737	953,251
Other interest-earning assets	295,939	442,959	500,205

Total interest income	17,325,845	19,216,276	21,653,542

Interest expense:
Deposits	4,275,965	6,104,665	8,633,509
Federal Home Loan Bank advances	1,327,754	2,588,328	3,104,431
Securities sold under agreements to repurchase	189,260	277,683	487,822
Other borrowings	7,837	34,202	92,252
Trust preferred securities	153,541	176,678	105,980

Total interest expense	5,954,357	9,181,556	12,423,994

Net interest income	11,371,488	10,034,720	9,229,548
Provision for loan losses	778,300	1,115,000	1,387,000

Net interest income after provision for
loan losses	10,593,188	8,919,720	7,842,548

Non-interest income:
Gain on sale of loans	5,287,192	3,792,305	3,291,738
Customer service charges	911,938	801,446	671,803
Loan servicing fees	277,247	172,440	222,955
Gain on sale of securities	17,587	1,436	124,893
Other	172,435	177,361	198,673

Total non-interest income	6,666,399	4,944,988	4,510,062

Non-interest expense:
Compensation and benefits	6,895,696	5,373,730	4,796,483
Occupancy and equipment	1,306,579	1,162,980	996,517
Data processing fees	708,518	591,395	539,392
Management fees	459,000	465,908	378,828
Marketing and business development	326,689	258,207	209,250
Telephone and postage	298,995	270,626	250,326
Legal and accounting	148,067	332,856	310,976
Other	1,348,254	1,291,680	1,313,138

Total non-interest expense	11,491,798	9,747,382	8,794,910

Income from continuing operations before
income taxes	5,767,789	4,117,326	3,557,700
Income taxes	1,938,504	1,562,132	1,410,643

Income from continuing operations	3,829,285	2,555,194	2,147,057
Discontinued operations:
Income from operations, net of tax	176,587	400,061	227,668
Gain on disposal, net of tax	714,129	—	—

Income from discontinued operations	890,716	400,061	227,668
Net income	$4,720,001	2,955,255	2,374,725

Basic earnings per share
Continuing operations	$1.57	1.05	0.85
Discontinued operations	0.36	0.16	0.09

Net income	$1.93	1.21	0.94

Diluted earnings per share
Continuing operations	$1.53	1.04	0.85
Discontinued operations	0.35	0.16	0.09

Net income	$1.88	1.20	0.94

See accompanying notes to consolidated financial statements.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Year ended December 31, 2003, 2002 and 2001

	Number of shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at December 31, 2000	2,665,145	$26,486,329	3,541,106	(79,955)	29,947,480
Comprehensive income:
Net income	—	—	2,374,725	—	2,374,725
Decrease in net unrealized loss on
securities available-for-sale,
net of reclassification
adjustment	—	—	—	387,673	387,673

Total comprehensive income	—	—	—	—	2,762,398

Issuance of 396 shares; employee
stock options	396	3,570	—	—	3,570
Dividends declared ($.63 per share)	—	—	(1,576,771)	—	(1,576,771)
Treasurey shares purchased at cost
(226,710 shares)	(226,710)	(2,539,462)	—	—	(2,539,462)

Balances as of December 31, 2001	2,438,831	23,950,437	4,339,060	307,718	28,597,215
Comprehansive income:
Net income	—	—	2,955,255	—	2,955,255
Increase in net unrealized gain on
securities available-for-sale,
net of reclassification adjustment	—	—	—	524,773	524,773

Total comprehensive income	—	—	—	—	3,480,028

Issuance of 338 shares; employee
stock options	338	3,300	—	—	3,300
Dividends declared ($.67 per share)	—	—	(1,604,815)	—	(1,604,815)
10% stock dividend	3,213,019	(3,213,019)	—	—

Balances as of December 31, 2002	2,439,169	27,166,756	2,476,481	832,491	30,475,728
Comprehensive income:
Net income	—	—	4,720,001	—	4,720,001
Decrease in net unrealized gain
on securities available-for-sale,
net of reclassification
adjustment	—	—	—	(491,605)	(491,605)

Total comprehensive income	—	—	—	—	4,228,396

Issuance of 6,673 shares; employee
stock options and stock awards	6,673	78,501	—	—	78,501
Dividends declared ($.90 per share)	—	—	(2,181,826)	—	(2,181,826)
Treasury shares purchased at cost
(8,800 shares)	(8,800)	(220,110)	—	—	(220,110)

Balances at December 31, 2003	2,437,042	$27,025,147	5,014,656	340,886	32,380,689

	2003	2002	2001
Disclosure of reclassification amount:
Unrealized holding gains (losses) arising during the period	$(529,464)	915,781	810,537
Tax (expense) benefit	203,685	(347,997)	(308,004)

Net after tax	(325,779)	567,784	502,533

Realized gain from discontinued operations	(376,461)	—	—
Tax expense from discontinued operations	139,286	—	—
Less realized gain allocated to minority interest	82,253	—	—

	(154,922)	—	—
Reclassification adjustment for gains included in net income	(17,587)	(1,436)	(124,893)
Tax expense	6,683	546	47,459

Net after tax	(10,904)	(890)	(77,434)
Portion of unrealized gain allocated to minority interest	—	(42,121)	(37,426)

Net change in unrealized gain (loss) on availiable-for-sale
securities	$(491,605)	524,773	387,673

See accompanying notes to consolidated financial statements.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income from continuing operations	$3,829,285	2,555,194	2,147,057
Adjustments to reconcile net income from continuing
operations to net cash from operating activities:
Provision for loan losses	778,300	1,115,000	1,387,000
Amortization of goodwill and identifiable intangibles	—	45,598	259,420
Depreciation	545,059	504,960	442,433
Net (gain) loss on sale of premises and equipment	4,269	(1,801)	(1,291)
Deferred income tax benefit	(5,887)	(2,680)	(114,877)
Amortization/accretion of premiums and discounts
on securities and loans, net	173,589	79,265	190,320
Gain on sale of investment securities	(17,587)	(1,436)	(124,893)
Writedown of loan premium	17,251	232,542	—
Mortgage loans originated and held for sale	(312,030,881)	(202,918,074)	(172,228,007)
Proceeds from sales of mortgage loans held for sale	320,961,153	197,818,223	167,495,540
FHLB stock dividends	(200,100)	(232,600)	(242,100)
Decrease in accrued interest receivable	383,642	264,567	459,192
Decrease (increase) in other assets	(88,228)	49,142	25,751
Increase (decrease) in income taxes	(315,265)	38,528	(9,741)
Decrease in accrued interest payable	(304,495)	(496,755)	(569,384)
Increase in accrued expenses and other liabilities	626,080	49,451	40,127

Net cash from continuing operations	14,356,185	(900,876)	(843,453)

Net income from discontinued operations	890,716	400,061	227,668
Adjustments to reconcile net income from discontinued
operations to net cash from operating activities:
Provision for loan losses	50,000	55,000	253,125
Depreciation	85,566	152,532	162,235
Deferred income tax expense (benefit)	12,844	51,753	(256,305)
Amortization/accretion of premiums and discounts
on securities and loans, net	4,515	(19,285)	(53,337)
Gain on sale of investment securities	—	(85,886)	(33,023)
Gain on sale of real estate owned	—	—	(46,456)
Mortgage loans originated and held for sale	(1,593,426)	(834,500)	—
Proceeds from sales of mortgage loans held for sale	288,046	—	—
Gain on sale of discontinued operations	(714,129)	—	—
FHLB stock dividends	(4,800)	(5,600)	—
Decrease (increase) in accrued interest receivable and
other assets	(343,212)	14,491	70,246
Increase (decrease) in accrued interest payable and other
liabilities	70,327	(228,714)	219,985
Net change in minority interest	521,372	63,022	18,633

Net cash from discontinued operations	(732,181)	(437,126)	562,771

Net cash from operating activies	13,624,004	(1,338,002)	(280,682)

See accompanying notes to consolidated financial statements.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statementsof Cash Flows

	Years ended December 31,
	2003	2002	2001

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(15,065,216)	7,652,171	(10,892,190)
Purchases of securities available-for-sale	(38,652,712)	(59,994,142)	(46,263,354)
Proceeds from maturities, calls and paydowns and sales
of securities available-for-sale	40,724,741	73,340,118	43,847,274
Purchase of restricted stock	—	(95,000)	(42,850)
Purchase of Valley Bancorp, Inc. stock	—	—	(831,251)
Purchases of premises and equipment	(1,345,124)	(1,722,033)	(800,251)
Proceeds from sale of premises and equipment	13,000	27,800	37,050
Proceeds from sale of real estate and other personal
property owned	117,073	1,093,212	706,059
Additions of real estate and other personal
property owned	—	(68,957)	(26,877)
Net proceeds from the sale of discontinued operations	8,299,630	—	—

Net cash from investing activities	(5,908,608)	20,233,169	(14,266,390)

Cash flows from financing activities:
Net increase in deposits	(3,339,205)	4,579,870	21,220,952
Proceeds from FHLB advances	35,000,000	14,000,000	25,000,000
Payments on FHLB advances	(39,000,000)	(26,500,000)	(26,675,000)
Advances on line of credit	—	—	1,750,000
Payments on line of credit	(700,000)	(300,000)	(2,000,000)
Net increase (decrease) in securities sold under
repurchase agreements	(4,897,823)	3,183,589	(1,762,048)
Net increase (decrease) in federal funds purchased	—	(1,000,000)	1,000,000
Net increase (decrease) in advances from borrowers
for taxes and insurance	23,847	(59,891)	(298,401)
Issuance of trust preferred securities	—	—	3,000,000
Proceeds from issuance of common stock	78,501	3,300	3,570
Purchase of treasury stock	(220,110)	—	(2,539,462)
Dividends paid to stockholders	(2,181,826)	(1,604,815)	(1,576,771)

Net cash from financing activities	(15,236,616)	(7,697,947)	17,122,840

Net increase (decrease) in cash and cash equivalents	(7,521,220)	11,197,220	2,575,768
Less net (increase) decrease in cash from
discontinued operations	3,043,194	(12,650,221)	2,774,462

Net increase (decrease) in cash from
continuing operations	(4,478,026)	(1,453,001)	5,350,230
Cash and cash equivalents at beginning of year	17,991,919	19,444,920	14,094,690

Cash and cash equivalents at end of year	$13,513,893	17,991,919	19,444,920

Cash paid during the year for:
Interest, approximately	$6,259,000	9,678,000	12,992,000
Income taxes, approximately	$2,955,000	1,606,000	1,645,000
Loans transferred to other real estate owned	$287,493	1,174,909	298,705

See accompanying notes to consolidated financial statements.

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

(1)   Organization and Summary of Significant Accounting Policies

(a)	General

The accompanying consolidated financial statements include the accounts of United Financial Corp. (United), a bank holding company headquartered in Great Falls, Montana and United’s wholly-owned subsidiary, Heritage Bank. United’s wholly-owned subsidiary, United Financial-Montana Capital Trust I, administers the $3.0 million of Capital Trust Pass-Through Securities (See Note 12). Heritage Bank also holds a 14% ownership interest in Bankers’ Resource Center, a computer data center, located in Helena, Montana. All significant intercompany balances and transactions have been eliminated in consolidation.

United’s banking business is conducted through its wholly-owned subsidiary, Heritage Bank. United, through Heritage Bank, provides a full range of banking services to individual and corporate customers in thirteen Montana communities. Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Libby, Missoula and Shelby, Montana. Heritage Bank is engaged in the community banking business of attracting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in market areas in Montana. Heritage Bank’s banking business is concentrated in the Great Falls area. Based on total assets, 49% of United’s assets are located at Heritage Bank’s Great Falls locations. Heritage Bank is subject to competition from other financial service providers. United and Heritage Bank are also subject to the regulations of certain government agencies and undergo periodic examinations by those regulatory authorities.

Heritage Bank’s financial condition and results of operations, and therefore the financial condition and results of operations of United, are dependent primarily on net interest income and fee income. Heritage Bank’s financial condition and results of operations are also significantly influenced by local and national economic conditions, changes in market interest rates, governmental policies, tax laws and the actions of various regulatory agencies.

At December 31, 2002 and 2001, United owned 65.32% of the outstanding stock of Valley Bancorp, Inc. (Valley), the bank holding company for an Arizona state-chartered commercial bank with locations in Phoenix and Scottsdale. United completed the sale of Valley to Marquette Financial Companies (Marquette) in July 31, 2003 (See Note 26).

In December 2003, Heritage Bank incorporated a new wholly-owned subsidiary, Heritage Northwest, Inc., which will operate a mortgage banking company in Bellingham, Washington. An application has been filed with the State of Washington in January 2004 and operations are scheduled to begin in the spring of 2004.

(b)	Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

amounts of assets and liabilities as of the date of the statement of financial condition and income and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. Management believes the allowance for loan losses is adequate, however, future additions to the allowance may be necessary based on changes in factors affecting the borrowers’ ability to repay. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require United to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

(c)	Cash Equivalents

For purposes of the consolidated statements of cash flows, United considers all cash, daily interest demand deposits, amounts due from banks and interest-bearing deposits with banks with original maturities of three months or less to be cash equivalents.

(d)	Securities Available-for-Sale

Securities available-for-sale include all investment and mortgage-backed securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available-for-sale are carried at fair value and unrealized gains and losses (net of related tax effects) are excluded from earnings and reported as a separate component of stockholders’ equity.

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

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

when the loan is sold. Amortization of deferred loan origination fees and costs and the accretion of unearned discounts are suspended during periods in which the related loan is on nonaccrual status.

(f)	Allowance for Loan Losses

The allowance for loan losses is based on management’s evaluation of the adequacy of the allowance, including an assessment of United’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and independent appraisals.

Additions to the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged off. The allowance is reduced by loans charged off. Loans are charged off when management believes the loan’s principal balance, or a portion thereof, is no longer collectable.

United also provides an allowance for losses on specific loans which are deemed to be impaired. Groups of small balance homogeneous loans (generally consumer loans) are evaluated for impairment collectively. A loan is considered impaired when, based upon current information and events, it is probable that United will be unable to collect, on a timely basis, all principal and interest according to the contractual terms of the loan’s original agreement. When a specific loan is determined to be impaired, the allowance for loan losses is increased through a charge to expense for the amount of the impairment. The amount of the impairment is measured using cash flows discounted at the loan’s effective interest rate, except when it is determined that the sole source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current value of the collateral, reduced by anticipated selling costs, is used in place of discounted cash flows. Generally, when a loan is deemed impaired, current period interest previously accrued but not collected is reversed against current period interest income. Income on such impaired loans is then recognized only to the extent that cash in excess of any amounts charged off to the allowance for loan losses is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

(g)	Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. United expects the loans to be sold with no gain or loss, in the short-term.

(h)	Goodwill and Identifiable Intangibles

Goodwill and identifiable intangibles represent the excess of cost over the fair value of the net assets at the date of acquisition. Identifiable intangibles are amortized to expense using the straight-line method over 5 to 15 years. United recorded $95,449 of goodwill in 2001, related to the acquisition of Valley shares. No goodwill was recorded in 2003 and 2002. Goodwill decreased $2,007,265 in 2003 as a result of the Valley sale.

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

Effective January 1, 2002, United adopted Statement of Financial Accounting Standards (SFAS) No. 142, issued by the Financial Accounting Standards Board (FASB), which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. Prior to the adoption of SFAS No. 142, goodwill was being amortized using the straight-line method over a period of 15 to 25 years. United did not incur any goodwill impairment in 2003 or 2002.

(i)	Restricted Stock Investments

Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula and is carried at cost on the statement of financial condition. The stock is pledged as security for advances from the FHLB. During 2002, the FHLB revised its capital structure from the issuance of one class of stock to two, B(1) and B(2) stock. B(1) stock can be sold back to the FHLB at cost, but is restricted as to purchase, sale, and redemption. Class B(2) is not a required investment for institutions and is not restricted as to purchase and sale, but has the same redemption restrictions as class B(1) stock. Included in restricted stock on the statement of financial condition, Heritage Bank has $3,476,800 and $3,908,800 of class B(1) stock, respectively, at December 31, 2003 and 2002. Heritage Bank held $632,100 and $0 of class B(2) stock, respectively, at December 31, 2003 and 2002.

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

In May 2000, United’s Board of Directors (the Board) approved a stock repurchase plan for a period of one year, to buy back 165,000 shares of United’s common stock. Total shares repurchased under this plan were 89,925 for $889,326, an average price of $9.89. This stock repurchase program ended in May 2001.

In September 2002, a second stock repurchase plan was approved by the Board to repurchase up to 121,950 shares or $1,707,300 of United’s common stock. No shares have been repurchased under this plan. This stock repurchase program ended September 2003.

In October 2003, the current stock repurchase plan was approved by the Board to repurchase up to 150,000 shares, or up to $3,900,000 of United’s common stock. Total shares repurchased under this

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

plan were 8,800 or $220,110, an average price of $25.01. At December 31, 2003, total shares available under the plan were 141,200.

In a privately negotiated transaction in May 2001, United repurchased 197,835 shares of its common stock at $11.29 for a total of $2,233,737.

Total shares repurchased under the three plans described above and the private transaction were 296,560 for a total of $3,343,173. United used existing funds, its line of credit, and proceeds from the trust preferred issue (see Note 12) to finance the repurchases.

(m)	Stock-Based Compensation

At December 31, 2003, United has a stock-based employee compensation plan, which is described more fully in Note 19. United accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if United had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
Net income: As reported	$4,720,001	2,955,255	2,374,725
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(61,391)	(81,931)	(37,614)

Pro forma net income	$4,658,610	2,873,324	2,337,111

Earnings per share:
Basic - as reported	$1.93	1.21	.94

Basic - pro forma	$1.91	1.18	.93

Diluted - as reported	$1.88	1.20	.94

Diluted - pro forma	$1.86	1.16	.93

(n)	Income Taxes

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

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method.

On May 20, 2003, a 3 for 2 stock split effected as a 50% stock dividend was approved by the Board, payable June 30, 2003 to shareholders of record on June 23, 2003. As a result, all per share amounts from time periods prior to this date have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash.

On May 21, 2002, a 10% stock dividend was approved by the Board, payable June 28, 2002, to shareholders of record on June 24, 2002. As a result, all per share amounts from time periods prior to this date have been restated to illustrate the effect of the stock dividend. Any fractional shares were paid in cash. The net effect on United’s stockholders’ equity as a result of the 10% stock dividend was to reduce retained earnings and increase common stock by approximately $3.2 million, respectively.

(p)	Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset’s fair value, which may be estimated by discounting the expected future cash flows. At December 31, 2003 and 2002, there were no assets that were considered impaired. There were no impairment losses recognized during 2003, 2002 or 2001.

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

United is required to report its comprehensive income, which includes net income as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders, in a separate statement. United’s only significant element of other comprehensive income is unrealized gains and losses on securities available-for-sale, net of tax effects.

(s)	Reclassifications

Certain reclassifications have been made to the 2002 and 2001 amounts to conform to the 2003 presentation.

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

(t)	New Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. United’s subsidiary, United Financial-Montana Capital Trust I, which administers the $3.0 million of Capital Trust Pass-Through Securities, is not a variable interest entity as defined under FIN 46. Therefore, for periods ending after March 15, 2004, United will no longer consolidate this wholly-owned subsidiary in its financial statements. United’s management does not expect that the application of the provisions of this Interpretation will have a material impact on United’s consolidated financial statements.

In November 2002, FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002, and the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. United’s management does not expect that the application of the provisions of this Interpretation will have a material impact on United’s consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This statement may have the effect of causing certain financial instruments which were previously classified as equity to be reclassified as liabilities. United’s management does not believe that any of United’s financial instruments will need to be reclassified under this statement. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity. For mandatorily redeemable financial instruments of a nonpublic entity, this Statement shall be effective for existing or new contracts for fiscal periods beginning after December 15, 2003.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 133 established accounting and reporting standards for derivative instruments. SFAS 149 amends SFAS 133 for certain implementation issues and clarifies the

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

definition of a derivative. United’s current operations do not include derivative instruments or hedging activities. This statement is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

In November 2003, the FASB ratified the Emerging Issues Task Force Issue (EITF) 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 requires certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. EITF 03-01 is effective for fiscal years ending after December 15, 2003. United has included the required disclosures in these financial statements.

(2)	Cash on Hand and In Banks

Heritage Bank is required to maintain an average reserve balance with the FRB, or maintain such reserve in cash on hand. The amount of this required reserve balance at December 31, 2003 and 2002 was approximately $2,409,000 and $2,036,000, respectively. An additional $25,000 compensating balance is required to be maintained with the FRB for check clearing services.

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

The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale at December 31 are as follows:

	2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Government and
federal agencies	$8,000,000	119,570	(13,340)	8,106,230
Mortgage-backed
securities	31,374,501	254,270	(54,461)	31,574,310
Municipal bonds	1,824,709	73,793	—	1,898,502
Corporate bonds and
equity securities	1,525,898	174,049	—	1,699,947

	$42,725,108	621,682	(67,801)	43,278,989

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

	2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Government and
federal agencies	$7,997,173	137,562	—	8,134,735
Mortgage-backed
securities	30,956,935	784,307	—	31,741,242
Municipal bonds	1,945,287	53,712	—	1,998,999
Corporate bonds and
equity securities	1,525,493	125,351	—	1,650,844

	$42,424,888	1,100,932	—	43,525,820

The investment securities shown below currently have fair values less than amortized cost and therefore contain unrealized losses. United has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. There are approximately thirteen investment securities with unrealized losses. United anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. The length of time that individual securities have been in a continuous unrealized loss position, aggregated by investment category at December 31, 2003 are as follows:

	More than 12 Months		Less than 12 Months		Total
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

U.S. Government and
federal agencies	$—	—	1,986,660	(13,340)	1,986,660	(13,340)
Mortgage-backed
securities	—	—	14,182,795	(54,461)	14,182,795	(54,461)

	$—	—	16,169,455	(67,801)	16,169,455	(67,801)

Maturities of securities available-for-sale by contractual maturity at December 31, 2003 are shown below. Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities. At December 31, 2003 and 2002, market values of variable rate securities included in securities available-for-sale are $15,066,642 and $15,828,729, respectively.

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

	Amortized cost	Estimated fair value

Due within one year	$56,158	57,268
Due after one year through five years	7,928,450	8,063,125
Due after five years through ten years	9,206,705	9,367,953
Due after ten years	25,533,795	25,790,643

	$42,725,108	43,278,989

United has not entered into any swaps, options, or futures contracts. Included in the municipal bonds and U.S. Government and federal agencies security amounts are investments which have call features. At December 31, 2003, United had securities callable within one year with amortized cost and estimated fair value of $7,189,851 and $7,261,490, respectively. The securities are primarily included in the due after ten years category in the table above.

Gross proceeds from sales of securities were $1,890,658, $18,625 and $4,628,172 for the years ended December 31, 2003, 2002 and 2001, respectively, resulting in gross gains of $17,587, $1,436 and $124,893 in 2003, 2002 and 2001, respectively.

There are no significant concentrations of investments at December 31, 2003 (greater than 10% of stockholders’ equity) in any individual security issuer, except for U.S. Government or agency-backed securities.

At December 31, 2003 and 2002, investment securities available-for-sale were pledged as follows:

	2003		2002
Pledged to Secure:	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Repurchase agreements	$11,660,991	11,747,348	12,869,297	13,079,611
FHLB advances	19,025,466	19,156,894	13,383,591	13,652,602
Public and nonpublic deposits, federal
funds purchased and other	6,466,190	6,533,588	12,222,938	12,641,334

	37,152,647	37,437,830	38,475,826	39,373,547
Unpledged	5,572,461	5,841,159	3,949,062	4,152,273

	$42,725,108	43,278,989	42,424,888	43,525,820

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

(4)	Loans Receivable, Net

Loans receivable, net of unamortized net deferred loan fees, at December 31 are summarized as follows:

	2003	2002
First mortgage loans and contracts secured by real estate	$77,942,200	73,279,394
Commercial real estate loans	48,234,707	45,354,919
Commercial loans	53,984,857	49,991,781
Auto and other consumer loans	27,087,261	23,491,378
Second mortgage consumer loans	5,502,142	5,453,630
Agricultural loans	14,510,901	14,548,002
Tax exempt municipal loans	2,430,856	1,468,858
Savings account and other loans	1,241,473	875,500

	230,934,397	214,463,462
Allowance for loan losses	(3,755,197)	(3,113,081)

	$227,179,200	211,350,381

A summary of activity in the allowance for loan losses for the years ended December 31 follows:

	2003	2002	2001
Balance, beginning of year	$3,113,081	2,793,518	2,010,888
Provision for loan losses	778,300	1,115,000	1,387,000
Losses charged off	(148,089)	(884,743)	(641,787)
Recoveries	11,905	89,306	37,417

Balance, end of year	$3,755,197	3,113,081	2,793,518

Loans receivable include approximately $86,456,391 and $72,886,223 in adjustable rate loans at December 31, 2003 and 2002, respectively.

Nonaccrual loans amounted to approximately $498,000 and $86,000 at December 31, 2003 and 2002, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $128,000, $67,000 and $83,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Loans contractually past due ninety days or more aggregating approximately $324,000 and $553,000 as of December 31, 2003 and 2002, respectively, were on accrual status. Such loans are deemed adequately secured and in the process of collection.

Impaired loans at December 31, 2003 and 2002 were approximately $589,000 and $554,000, respectively. The allowance associated with impaired loans included in the allowance for loan losses at December 31, 2003 and 2002 were approximately $88,000 and $83,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2003 and 2002 was approximately $571,000 and $761,000, respectively. Interest income recognized on impaired loans during 2003, 2002 and 2001 was approximately $19,400, $46,500 and $13,000, respectively.

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

At December 31, 2003, United had no concentrations of loans which exceeded 10% of total loans other than the categories disclosed above.

At December 31, 2003 and 2002 approximately $32,804,000 and $40,271,000, respectively, of United’s loans receivable are obligations of customers located outside of United’s market area.

United is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit and involve, to varying degrees, elements of credit risk. United’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. United uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments outstanding at December 31 whose contract amounts represent credit risk include:

	2003	2002
Unused lines of credit	$62,700,000	27,776,000
Commitments outstanding - variable rate	4,099,000	1,844,000
Unfunded commitments under Bankcard arrangements	2,563,000	2,564,000
Letters of credit	209,000	114,000

The majority of Heritage Bank’s loans, commitments, and standby letters of credit have been granted to customers in Heritage Bank’s market area, primarily central and western Montana. Substantially all such customers are also depositors of Heritage Bank. The concentrations of credit by type of loan are set forth above. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Outstanding commitments and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2003 and 2002.

(5)	Accrued Interest Receivable

Accrued interest receivable at December 31 is summarized as follows:

	2003	2002
Loans receivable	$1,534,352	1,865,079
Mortgage-backed securities	136,887	140,046
Investment securities	110,606	150,709
Time deposits in banks and other interest-earning assets	1,784	11,437

	$1,783,629	2,167,271

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

(6)	Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

	2003	2002
Land	$1,479,441	1,479,441
Building and improvements	4,561,593	4,514,534
Furniture, fixtures and equipment	3,227,252	2,971,855
Construction in progress	1,032,703	14,225

	10,300,989	8,980,055
Accumulated depreciation	(2,788,765)	(2,295,587)

	$7,512,224	6,684,468

(7)	Real Estate and Other Personal Property Owned

During 2003, 2002 and 2001, United sold real estate and other personal property acquired through foreclosure with an aggregate book value of $85,820 and $247,717 and $438,375, respectively, and reported no gain or loss on the sales.

United transferred loans of $287,493, $275,849 and $474,466 to real estate and other personal property owned during the years ended December 31, 2003, and 2002, and 2001 respectively.

(8)	Goodwill and Other Intangible Assets

Acquired intangible assets are as follows at December 31

	2003 and 2002
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Missoula Branch office purchase	$108,316	(108,316)	—
Hamilton Branch office purchase	75,000	(75,000)	—

Total	$183,316	(183,316)	—

Amortization expense for the years ended December 31, 2002 and 2001 was $45,599 and $39,085, respectively. No amortization expense was recorded for the year ended December 31, 2003.

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

Balance as of December 31, 2002	$3,429,177
Goodwill included in Valley sale	(2,007,265)
Impairment losses	—

Balance as of December 31, 2003	$1,421,912

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

	For the Year Ended December 31,
	2003	2002	2001

Reported net income	$4,720,001	2,955,255	2,374,725
Add back: Goodwill amortization (net of tax effects)	—	—	208,698

Adjusted net income	$4,720,001	2,955,255	2,583,423

Basic earnings per share:
Reported net income	$1.93	1.21	.94
Goodwill amortization	—	—	.08
Adjusted net income	$1.93	1.21	1.02
Diluted earnings per share:
Reported net income	$1.88	1.20	.94
Goodwill amortization	—	—	.08
Adjusted net income	$1.88	1.20	1.02

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

(9)	Deposits

Deposits at December 31 are summarized as follows:

	2003			2002
	Weighted Average Rate	Amount	%	Amount	%
Demand accounts	0.00%	$36,550,469	16.1	35,626,520	15.8
NOW and money market
accounts	.61%	33,300,022	14.6	26,827,124	11.9
Savings accounts	.95%	54,897,362	24.1	50,417,408	22.4
Certificates of deposit:	1.00 to 1.99%	63,562,517	27.9	—	—
	2.00 to 2.99%	1,625,082.7		49,044,643	21.8
	3.00 to 3.99%	19,127,537	8.4	22,382,831	9.9
	4.00 to 4.99%	11,714,966	5.2	16,540,751	7.4
	5.00 to 5.99%	4,318,425	1.9	16,985,292	7.5
	6.00 to 6.99%	2,261,476	1.0	6,601,979	2.9
	7.00 to 7.99%	156,292.1		803,213.4

Total certificates of deposit	2.70%	102,766,295	45.2	112,358,709	49.9

Total interest-bearing
deposits	1.83%	190,963,679	83.9	189,603,241	84.2

	1.54%	$227,514,148	100.0	225,229,761	100.0

Scheduled maturities of certificates of deposit at December 31, 2003 are as follows:

2004	$65,663,403
2005	21,109,867
2006	7,803,453
2007	2,758,313
2008	4,848,547
Thereafter	582,712

$102,766,295

Certificates of deposit of $100,000 or more are approximately $24,049,833 and $29,094,227 at December 31, 2003 and 2002, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

Interest expense on deposits for the years ended December 31 is summarized as follows:

	2003	2002	2001
NOW and money market accounts	$233,000	366,875	425,503
Savings accounts	626,524	1,021,425	1,509,615
Certificates of deposit	3,416,441	4,716,365	6,698,391

	$4,275,965	6,104,665	8,633,509

(10)	Federal Home Loan Bank Advances

Federal Home Loan Bank advances at December 31 are summarized as follows:

	2003	2002
1.41% to 5.65% fixed rate advances, interest payable monthly	$27,000,000	30,000,000
5.52% to 6.12% putable advances, put options exercisable quarterly,
interest payable monthly	4,000,000	4,000,000

	$31,000,000	34,000,000

The weighted average interest rate on these advances was 4.05% and 4.66% at December 31, 2003 and 2002, respectively.

Contractual principal repayments on advances from the Federal Home Loan Bank subsequent to December 31, 2003 are as follows:

Years Ending December 31,
2004	$5,000,000
2005	13,000,000
2006	4,000,000
2007	4,000,000
2008	5,000,000

$31,000,000

Advances from the FHLB are secured by pledges of FHLB stock and a blanket assignment of Heritage Bank’s unpledged, qualifying mortgage loans, mortgage-backed securities and U.S. Government and federal agency securities.

During 2003, Heritage Bank had a Cash Management Advance (CMA) credit facility with a maximum allowable advance of $75,282,250, subject to available collateral limits. The CMA credit facility expired February 27, 2004. During the year ended December 31, 2003, there were advances and repayments made

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

on the CMA credit facility and there was no outstanding balance due as of December 31, 2003. The CMA credit facility is renewable upon request by Heritage Bank.

At December 31, 2003, the current established available FHLB advance credit line for Heritage Bank was 25% of its assets. In December 2002, Heritage Bank repaid $8,000,000 in FHLB advances prior to their scheduled maturity dates. As a result, Heritage Bank incurred prepayment penalties in the form of interest expense on the repayments of $274,927. No such advance prepayments were made in 2003 or 2001. Interest expense on FHLB advances consists of the following:

	Years Ending December 31,
	2003	2002	2001
Interest expense on contractual maturities	$1,327,754	2,313,401	3,104,431
Interest expense on prepayment of
advances	—	274,927	—

	$1,327,754	2,588,328	3,104,431

(11)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase at December 31 consist of the following:

	2003
	Repurchase amount	Weighted average rate	Book value of underlying securities	Estimated fair value of underlying securities

To repurchase within:
1-30 days	$2,368,758	1.87	3,049,960	3,071,274
31-90 days	138,262	1.65	174,359	178,345
Greater than 90 days
	5,382,397	1.40	8,436,672	8,497,729

	$7,889,417	1.54	11,660,991	11,747,348

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

	2002
	Repurchase amount	Weighted average rate	Book value of underlying securities	Estimated fair value of underlying securities

To repurchase within:
1 - 30 days	$1,787,543	2.73%	1,897,173	1,906,203
31 - 90 days	885,000	2.67%	1,065,710	1,070,688
Greater than 90 days
	10,114,697	1.43%	9,906,414	10,102,720

	$12,787,240	1.69%	12,869,297	13,079,611

Securities underlying the agreements to repurchase are for the same securities originally sold and are held in a custodial account by a third party. For the year ended December 31, 2003 and 2002, securities sold under agreements to repurchase averaged approximately $9,174,000 and $9,908,000, respectively, and the maximum outstanding at any month end during the year was approximately $9,930,000 and $13,518,000, respectively.

(12)	Trust Preferred Securities

In July 2001, UFC issued junior subordinated debentures, aggregating $3,000,000 to United Financial-Montana Capital Trust I (Trust). The Trust issued preferred securities, as part of a pooled issue, with an aggregate liquidation amount of $3,000,000 ($1,000 per capital security) to third-party investors. The junior subordinated debentures and cash are the sole assets of the Trust. The preferred securities are includable as Tier I capital for regulatory capital purposes. The offering price was $1,000 per capital security. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a semi-annual basis, which are included in interest expense. The variable interest rate resets on January 30 and July 30 of each year, based upon six month LIBOR plus 3.75%. The current interest rate reset on January 29, 2004 was 4.96%. The Trust is a statutory business trust formed under the laws of the State of Delaware and is wholly-owned by UFC. The junior subordinated debentures and preferred securities will mature on July 25, 2031. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, after five years at decreasing premiums with the permission of the Board of Governors of the Federal Reserve System (the Federal Reserve). UFC has provided a full and unconditional guarantee of the obligations of the Trust in the event of the occurrence of an event of default, as defined. Debt issuance costs totaling $118,812 were capitalized related to the debenture offering and are being amortized over the 10-year non-premium callable life of the preferred securities.

(13)	Lines of Credit

United has a line of credit of $1,000,000 with Wells Fargo with an interest rate of 1.75% over the Wells Fargo federal funds rate, which totaled 2.69% and 3.06% at December 31, 2003 and 2002, respectively. This line is secured by United’s Heritage Bank stock and expires October 30, 2004. Interest is payable

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

quarterly. Principal is payable at maturity. The principal balance outstanding at December 31, 2003 and 2002 was $0 and $700,000, respectively.

Heritage Bank had established a federal funds line with Wells Fargo at December 31, 2002. The total line was $10,000,000 with a daily interest rate equal to the Wells Fargo federal funds rate, which was 1.31% at December 31, 2002. Advances up to $5,000,000 were unsecured, and advances over $5,000,000 were secured by investment securities. There were no amounts outstanding at December 31, 2002. Heritage Bank did not renew the line in 2003.

(14)	Income Taxes

Income tax expense for the years ended December 31 is summarized as follows:

	Federal	State	Total
2003:
Current - continuing operations	$1,485,154	520,788	2,005,942
Deferred	(34,353)	(33,085)	(67,438)

	1,450,801	487,703	1,938,504
Current - discontinued operations	573,291	122,054	695,345

	$2,024,092	609,757	2,633,849

2002:
Current - continuing operations	$1,348,117	296,003	1,644,120
Deferred	(67,952)	(14,036)	(81,988)

	1,280,165	281,967	1,562,132
Current - discontinued operations	—	—	—

	$1,280,165	281,967	1,562,132

2001:
Current - continuing operations	$1,379,442	303,161	1,682,603
Deferred	(225,336)	(46,624)	(271,960)

	1,154,106	256,537	1,410,643
Current - discontinued operations	—	—	—

	$1,154,106	256,537	1,410,643

Income tax expense for the years ended December 31 differs from “expected” income tax expense (computed by applying the Federal corporate income tax rate of 34% to income before income taxes) as follows:

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

	2003	2002	2001
Computed "expected" tax expense	$1,961,048	1,399,891	1,209,617
Increase (decrease) resulting from:
State taxes, net of Federal income tax
effects	259,551	186,083	169,314
Goodwill amortization	—	—	64,624
Tax-exempt interest	(52,780)	(44,116)	(50,646)
Other, net	(229,315)	20,274	17,734

	$1,938,504	1,562,132	1,410,643

Differences between the financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2003	2002
Deferred tax assets:
Loans, principally due to allowance for loan losses	$1,364,671	1,121,750
Investments, due to difference in basis	--	121,046
Premises and equipment and real estate owned, due to
difference in basis	59,152	59,152
Purchase accounting basis differences	42,688	47,388
Other	128,567	75,439

Total gross deferred tax assets	1,595,078	1,424,775

Deferred tax liabilities:
Loans, due to difference in basis	15,160	28,862
Stock in FHLB, principally due to stock dividends
not recognized for tax purposes	607,267	530,318
Premises and equipment, principally due to differences
in depreciation	419,120	379,222
Prepaid SAIF assessment	6,797	7,053
Unrealized gains on securities available-for-sale	212,995	423,364
Other	61,528	--

Total gross deferred tax liabilities	1,322,867	1,368,819

Net deferred tax asset	$272,211	55,956

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

future taxable income over the periods which the deferred tax assets are deductible, at December 31, 2003 and 2002 management believes it is more likely than not that United will realize the benefits of these deductible differences.

Retained earnings at December 31, 2003 includes approximately $3,477,000 for which no provision for Federal income tax has been made. This amount represents the base year income tax bad debt reserve. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears this reserve will be reduced and thereby result in taxable income in the foreseeable future. United is not currently contemplating any changes to its business or operations which would result in a recapture of the base year bad debt reserve into taxable income.

(15)	Mortgage Servicing Rights

Total mortgage servicing rights, net of accumulated amortization, were $340,596 and $223,867 at December 31, 2003 and 2002, respectively. Servicing rights of $184,050, $110,000 and $162,000 were capitalized in 2003, 2002 and 2001, respectively. Amortization expense of $67,322, $44,173, and $12,183 was recognized in 2003, 2002 and 2001, respectively. There were no impairment losses recognized in 2003, 2002, and 2001. At December 31, 2003, the estimated fair value of United’s servicing assets approximates its carrying value.

Real estate loans serviced for others, which are not included in the accompanying consolidated financial statements, totaled approximately $49,901,000 and $30,965,000 at December 31, 2003 and 2002, respectively.

(16)	Leases

United as Lessor:

In April 2000, Heritage Bank entered into a three year operating lease to rent a duplicate facility which had been held for sale in 1999. The lease was extended for a period of two years, terminating in April 2005 monthly rentals of $9,010. The lease includes a purchase option for a price of $650,000, with 25% of all lease payments applied to reduce the purchase price.

At December 31, 2003, the cost of the asset under lease was $567,374 and accumulated depreciation was $76,947. The net carrying value of approximately $490,427 is included in real estate and other personal property owned on the accompanying December 31, 2003 consolidated statement of financial condition.

Future minimum rental income under this lease including the renewal option are as follows:

Year Ending December 31,
2004	$108,120
2005	27,030

$135,150

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

For the years ended December 31, 2003 and 2002, gross rental income included in the accompanying consolidated statement of income before expenses was $106,590 and $102,000, respectively.

United as Lessee:

Heritage Bank leases certain land and office space under noncancelable operating leases in its Billings, Great Falls and Kalispell branches. The Billings lease is a 30 year ground lease agreement for the new branch location. The lease required a deposit of $10,000 and annual rentals of $70,000. The Great Falls and Kalispell leases are for office space and range in length from 1.5 to 3 years. Total rental expense for the years ended December 31, 2003, 2002 and 2001 was $130,236, $75,389 and $51,680, respectively.

The total future minimum lease payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003 are as follows:

Year Ending December 31,
2004	$117,244
2005	112,054
2006	106,864
2007	70,000
2008	70,000
Thereafter	1,697,500

$2,173,662

(17)	Related Parties

Central Financial Services (CFS) provides various management services for United, including accounting, tax and insurance advisory services, and investment, personnel and regulatory consulting. CFS is owned by United's former Chairman of the Board and its current largest shareholder. The charges for their services were $459,000, $465,908, and $378,828 for the years ended December 31, 2003, 2002, and 2001, respectively.

United's current largest shareholder is a director on the Heritage Bank Board of Directors.

United acquires loan participations from a bank controlled by United's former Chairman of the Board and its current largest shareholder. At December 31, 2003 and 2002, the outstanding balances of loans

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

purchased from this bank were $6,448,349 and $5,474,732, respectively. The loans are under written by United under substantially the same terms and procedures as other loan participations acquired from third party banks.

Banker's Resource Center (BRC) provides data processing services for United. United has a 14% ownership interest in BRC, a computer data center. The charges for BRC's services were $708,518, $591,395 and $539,392 for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003 and 2002, the Board of Directors and officers of United had approximately $1,116,536 and $583,618, respectively, on deposit with subsidiary banks.

At December 31, 2002 and 2001, the Board of Directors and executive officers of United (personally and through their respective businesses which bank with Heritage Bank) had $1,525,626 and $2,813,671, respectively, in outstanding loans with Heritage Bank. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with equivalent risk of collectibility.

A summary of activity with respect to aggregate loans to directors and executive officers for the years ended December 31, 2003 and 2002 follows:

	2003	2002
Balance, beginning of year	$2,813,671	2,666,377
New loans	5,149,247	7,615,548
Repayments	(6,437,292)	(7,468,254)

Balance, end of year	$1,525,626	2,813,671

(18)	Employee Benefit Plans

Heritage Bank has a savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 20% of their monthly wages. Heritage Bank matches an amount equal to 75% of the employee’s contribution, up to 4.5% of total wages. Participants are at all times fully vested in their contributions and are immediately vested in the employer’s contributions. Heritage Bank 401(k) contributions and administrative costs were approximately $197,000, $157,000, and $128,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

Heritage Bank has a deferred compensation agreement with an employee that provides for predetermined periodic payments over 15 years upon retirement or death. In the event of acquisition of United by a third party, disability or early retirement, the predetermined payments are based on years of service. Amounts expensed under this agreement were approximately $8,500, $7,400 and $6,400, respectively, for the years ended December 31, 2003, 2002 and 2001. Heritage Bank owns two single premium insurance policies in connection with this agreement. The policies have a cash value, which is included in other assets on the accompanying consolidated statements of financial condition, of approximately $346,000 and $329,000 at December 31, 2003 and 2002, respectively.

In October 1999, Heritage Bank adopted a supplemental retirement agreement with an employee that provides for salary continuation benefits upon retirement, disability or death. The employee is vested in

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

the plan 10% for every plan year of employment and 100% vested after 10 plan years. The effective date for vesting was January 1, 1997. The employee is considered 100% vested upon determination of full or partial disability, death, or change of control, with payment made in a lump sum within 60 days. The normal retirement benefit will be paid in either a lump sum or at the election of the employee an annuity shall be purchased for the amount of United’s obligation. The amount expensed under this agreement was approximately $7,400, $6,900 and $7,400, respectively, for the years ended December 31, 2003, 2002 and 2001.

(19)	Stock Option Plans

In 2000, the United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (the Plan) was adopted. United’s existing stock appreciation rights plan, pursuant to which no stock appreciation rights were granted, was rescinded by the Board upon approval of the Plan. The Plan provides for the grant of incentive stock options (ISOs) and non-qualified stock options to certain full and part-time employees of Heritage Bank and directors of United. The plan provides for award of options for a maximum of 198,000 shares of United common stock. Vesting for each award is at the discretion of the Board. The term of the options is 10 years for ISOs and for non-qualified stock options. The option price for all ISOs granted under the Plan shall be determined by the Board, but shall not be less than 100% of the fair market value of the common stock at the date of grant of such option. The option price for all non-qualified options shall also be determined by the Board. A change in control, as defined in the Plan, will immediately vest all options upon completion of such a change in control.

At December 31, 2003, total shares available for option grants under the Plan were 8,042. Changes in options granted by United for the years ended December 31, 2003 and 2002, are summarized as follows:

	2003		2002
	Shares actual	Weighted average exercise price	Shares actual	Weighted average exercise price

Outstanding options, beginning of year	184,711	$11.76	110,484	10.05
Granted	7,500	17.47	78,393	14.18
Exercised	(5,399)	(10.29)	(338)	(9.75)
Forfeited	(4,262)	(11.62)	(3,828)	(12.29)

Outstanding options, end of year	182,550	$12.04	184,711	11.76

Options exercisable at end of year	78,023		39,074

Weighted-average fair value of options
granted during year	2.22		1.81

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

The stock options outstanding at December 31, 2003 consist of the following:

	Options outstanding			Exercisable options
Exercise Prices:	Number outstanding at end of year	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at end of year	Weighted average exercise price

Price ranges $ 9.18	45,705	6.5	$9.18	33,472	9.18
Price ranges $10.81	55,314	7.5	10.81	26,527	10.81
Price ranges $14.18	74,031	8.5	14.18	18,024	14.18
Price ranges $17.47	7,500	9.5	17.47	—	—

Total	182,550	7.7	$12.04	78,023	10.89

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	4.50%	4.50%	5.39%
Expected life	5 years	5 years	5 years
Expected volatility	23.90%	23.90%	23.12%
Expected dividend yield	6.40%	6.40%	6.40%

Based on the intrinsic value method, no compensation cost has been recognized for any stock option grants in the accompanying financial statements. Had United determined compensation cost based on the estimated fair value at the grant date for its stock options, United’s net income and net income per share would have been as shown in Note 1.

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

(20)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2003	2002	2001
Weighted average shares outstanding during
the year on which basic earnings per
share is calculated	2,440,144	2,439,093	2,516,113
Add: incremental shares under stock option
plans	71,105	29,116	8,159

Average outstanding shares on which diluted
earnings per share is calculated	2,511,249	2,468,209	2,524,272

Net income applicable to common stockholders,
basic	$4,720,001	2,955,255	2,374,725
Less: reduction of proportionate share of
Valley net income assuming option
exercises	(820)	(1,986)	(1,776)

Net income applicable to common stockholders,
diluted	$4,719,181	2,953,269	2,372,949

Basic earnings per share
Continuing operations	$1.57	1.05	.85
Discontinuing operations	.36	.16	.09

Net Income	$1.93	1.21	.94

Diluted earnings per share
Continuing operations	$1.53	1.04	.85
Discontinuing operations	.35	.16	.09

Net income	$1.88	1.20	.94

United had no common stock equivalent that would have been antidilutive for the year ended December 31, 2003. All per share amounts have been restated to include the effect of the 3 for 2 stock split (effected in the form of a 50% stock dividend) in June 2003 and the June 2002 10% stock dividend.

(21)	Condensed Quarterly Results of Operations – Unaudited

United’s condensed quarterly income statements for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$4,233,113	4,244,327	4,412,682	4,435,723
Interest expense	1,308,899	1,416,541	1,531,214	1,697,703

Net interest income	2,924,214	2,827,786	2,881,468	2,738,020
Provision for loan losses	(75,800)	(127,500)	(312,500)	(262,500)
Non-interest income	1,194,348	1,908,178	2,019,412	1,544,461
Non-interest expense	(2,865,044)	(3,159,232)	(2,882,211)	(2,585,311)

Income from continuing operations
before income taxes	1,177,718	1,449,232	1,706,169	1,434,670
Income tax expense	317,524	438,113	643,329	539,538

Net income from continuing
operations	860,194	1,011,119	1,062,840	895,132
Income from discontinued operations	—	722,764	80,944	87,008

Net income	$860,194	1,733,883	1,143,784	982,140

Net income per share:
Basic
Continuing operations	$.35	.41	.44	.37
Discontinued operations	—	.30	.03	.03

	$.35	.71	.47	.40

Diluted
Continuing operations	$.34	.40	.43	.36
Discontinued operations	—	.29	.03	.03

	$.34	.69	.46	.39

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

	Year Ended December 31, 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$4,540,664	4,800,132	4,900,488	4,974,992
Interest expense	2,241,863	2,116,530	2,351,743	2,471,420

Net interest income	2,298,801	2,683,602	2,548,745	2,503,572
Provision for loan losses	(270,000)	(425,000)	(215,000)	(205,000)
Non-interest income	1,612,465	1,392,471	980,428	959,624
Non-interest expense	(2,665,866)	(2,570,965)	(2,282,228)	(2,228,323)

Income from continuing operations
before income taxes	975,400	1,080,108	1,031,945	1,029,873
Income tax expense	(378,139)	(413,662)	(385,340)	(384,991)

Net income from continuing
operations	$597,261	666,446	646,605	644,882
Income from discontinued operations	113,229	99,587	94,500	92,745

Net income	$710,490	766,033	741,105	737,627

Net income per share:
Basic
Continuing operations	$.25	.27	.27	.26
Discontinued operations	.04	.04	.04	.04

	$.29	.31	.31	.30

Diluted
Continuing operations	$.24	.27	.27	.26
Discontinued operations	.04	.04	.04	.04

	$.28	.31	.31	.30

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

	Year Ended December 31, 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$5,331,029	5,432,474	5,529,059	5,360,980
Interest expense	2,774,433	3,078,909	3,284,382	3,286,270

Net interest income	2,556,596	2,353,565	2,244,677	2,074,710
Provision for loan losses	(582,000)	(395,000)	(225,000)	(185,000)
Non-interest income	1,324,526	1,224,299	1,076,728	884,509
Non-interest expense	(2,426,684)	(2,288,998)	(2,161,245)	(1,917,983)

Income from continuing operations
before income taxes	872,438	893,866	935,160	856,236
Income tax expense	(361,218)	(349,749)	(365,885)	(333,791)

Net income from continuing
operations	511,220	544,117	569,275	522,445
Income from discontinued operations	38,382	67,410	61,531	60,345

Net income	$549,602	611,527	630,806	582,790

Net income per share:
Basic
Continuing operations	.20	.22	.23	.20
Discontinued operations	.02	.03	.02	.02

	$.22	.25	.25	.22

Diluted
Continuing operations	.20	.22	.23	.20
Discontinued operations	.02	.03	.02	.02

	$.22	.25	.25	.22

(22)	Regulatory Matters

United is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on United’s operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios (set forth in the tables below). As of December 31, 2003, United met all capital adequacy requirements to which it is subject.

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

As of December 31, 2003, the most recent notifications from the federal banking agencies categorized Heritage Bank as “well capitalized” under the regulatory framework for prompt corrective action (PCA). To be categorized as “well capitalized” the banks must maintain minimum ratios as set forth in the following tables. There are no conditions or events that management believes have changed the institutions’ PCA category.

	Actual		Minimum for capital adequacy purposes		Minimum to be "well capitalized" under PCA provisions
Consolidated: (in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2003:
Total capital	$36,722	14.70%	$19,986	8.0%	N/A	—
Tier I capital	33,583	13.44	—	—	N/A	—
Tier I leverage	33,583	10.92	12,296	4.0	N/A	—
December 31, 2002:
Total capital	35,676	12.62	22,618	8.0	N/A	—
Tier I capital	32,142	11.37	—	—	N/A	—
Tier I leverage	32,142	8.49	15,138	4.0	N/A	—
Heritage Bank: (in thousands)
December 31, 2003:
Total capital	27,916	11.20	19,938	8.0	24,923	10.0%
Tier I capital	24,651	9.89	9,969	4.0	14,954	6.0
Tier I leverage	24,651	7.95	12,402	4.0	15,502	5.0
December 31, 2002:
Total capital	26,231	11.17	18,783	8.0	23,479	10.0
Tier I capital	23,294	9.92	9,392	4.0	14,087	6.0
Tier I leverage	23,294	7.69	12,124	4.0	15,155	5.0

The total capital and Tier I capital ratios are determined based on risk-weighted assets. The Tier I leverage and tangible capital ratios are determined based on tangible assets.

State banks, such as Heritage Bank, may pay dividends up to the total of the prior two years earnings without permission of State regulators.

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

The following assumptions and methods were used by United in estimating the fair value of its financial instruments:

Financial Assets. Due to the liquid nature of the instruments, the carrying value of cash and cash equivalents and time deposits in banks approximates fair value. For all securities available-for-sale, the fair value is based upon quoted market prices. The fair value of loans receivable was estimated by

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

discounting future cash flow using current rates at which similar loans would be made. The fair value of loans receivable for Heritage Bank for 2003 and 2002 was obtained from an internally generated fair value model which primarily employs the discounted cash flow method which estimates fair value by discounting the cash flows the instruments are expected to generate by the yields currently available to investors on instruments of comparable risk and duration. Therefore, to calculate present value, the model uses assumptions about the size and timing of expected cash flows and appropriate discount rates. The fair value of loans held for sale approximates carrying fair, as the carrying value is the lower of cost or fair value, and United expects the loans to be sold, with no gain or loss, in the short-term. The fair value of restricted stock approximates redemption value. The fair value of accrued interest receivable approximates book value as United expects contractual receipt in the near-term.

Financial Liabilities. The fair value of NOW, money market accounts, demand accounts and non-term savings deposits approximates book values as rates are periodically adjusted to market rates. The fair value of time deposits held by Heritage Bank for 2003 and 2002 was obtained from an internally generated fair value model. The fair value of time deposits was estimated by discounting the future cash flows using current rates for similar deposits. Because the interest rate on the line of credit, fed funds line, and trust preferred securities approximates United’s current long-term borrowing rate, the fair value of these liabilities approximates the carrying value. The fair value of FHLB advances and securities sold under agreements to repurchase was obtained from an internally generated fair value model for 2003 and 2002. The fair value of accrued interest payable approximates book value due to contractual payment in the near-term.

Off-Balance Sheet. Commitments made to extend credit represent commitments for loan originations, the majority of which are contracted for immediate sale and, therefore, fair value approximates the commitment amount.

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time United’s entire holdings of a particular instrument. Because no market exists for a significant portion of United’s financial instruments, fair value estimates are based on judgments regarding comparable market interest rates, future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

The approximate book value and fair value of United’s financial instruments as of December 31 are as follows:

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$13,514,000	13,514,000	17,992,000	17,992,000
Securities available-for-sale	43,279,000	43,279,000	43,526,000	43,526,000
Restricted stock	4,109,000	4,109,000	3,909,000	3,909,000
Loans held for sale	3,883,000	3,883,000	12,813,000	12,813,000
Loans receivable, net	227,179,000	232,400,000	211,350,000	217,053,000
Accrued interest receivable	1,784,000	1,784,000	2,167,000	2,167,000
Financial liabilities:
Deposits	227,514,000	228,560,000	225,230,000	226,898,000
FHLB advances and securities sold under
agreements to repurchase	38,889,000	39,735,000	46,787,000	47,808,000
Line of credit	—	—	700,000	700,000
Accrued interest payable	1,015,000	1,015,000	1,319,000	1,319,000
Trust preferred securities	3,000,000	3,000,000	3,000,000	3,000,000

(24)	Commitments and Contingencies

Heritage Bank has sold loans to various investors in the secondary market under sales agreements which contain repurchase provisions. Under the repurchase provisions, Heritage Bank may be required to repurchase a loan if a borrower fails to make three monthly payments within 120 days after the sale of the loan. The balance of loans sold with repurchase provisions remaining at December 31, 2003 is approximately $ 741,000. In 2002, Heritage Bank was required to repurchase one such loan that had been sold in the amount of approximately $62,000. The loan is currently in foreclosure. There were no loans repurchased during 2003.

In December 2001, Heritage Bank entered into a five-year service contract for data processing services with BRC. In the event of early termination of either of these service contracts by United, United has agreed to pay an amount equal to fifty percent of the average monthly fee paid for services multiplied by the number of months remaining under the term of the contract.

United is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on United’s consolidated financial position, results of operations, or liquidity.

At December 31, 2003, Heritage Bank had loan commitments outstanding on 1-4 family fixed rate mortgages totaling approximately $9,759,000. These loans were approved prior to December 31, 2003 to be closed and funded in 2004.

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

In January 2003, Heritage Bank entered into a contract for the construction of its new branch bank building in Billings, Montana. At December 31, 2003, the contract sum to date was approximately $1,187,000, payments made total approximately $821,000, leaving a balance to finish of approximately $366,000.

(25)	Parent Company Information (Condensed)

The summarized financial information for United Financial Corp. is presented below:

Condensed Statements of Financial Condition	December 31,
Assets	2003	2002
Cash and cash equivalents ($6,519,610 and
$303,890, respectively, deposited with
Heritage Bank)	$6,606,660	755,280
Securities available-for-sale	2,290,250	533,795
Investment in subsidiary banks	26,424,427	25,399,314
Investment in Valley Bancorp, Inc.	—	5,556,572
Accrued interest receivable	15,375	2,714
Goodwill, net	—	2,007,265
Other assets	122,393	125,543

Total assets	$35,459,105	34,380,483

Liabilities and Stockholders' Equity
Line of credit	$—	700,000
Other liabilities	78,416	204,755
Trust preferred securities	3,000,000	3,000,000

Total liabilities	3,078,416	3,904,755

Common stock	27,025,147	27,166,756
Retained earnings	5,014,656	2,476,481
Accumulated other comprehensive income	340,886	832,491

Total stockholders' equity	32,380,689	30,475,728

Total liabilities and stockholders' equity	$35,459,105	34,380,483

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

Condensed Statements of Income	Year Ended December 31,
	2003	2002	2001
Revenues:
Cash dividends from bank subsidiaries	$2,600,000	2,231,323	2,033,817
Interest income	78,218	44,999	77,447
Other income	1,168	2,633	1,259

	2,679,386	2,278,955	2,112,523

Expenses:
Interest expense	161,378	210,880	198,232
Other operating expenses	476,761	565,302	485,828

	638,139	776,182	684,060

Income before equity in undistributed
earnings of subsidiaries, discontinued
operations and income taxes	2,041,247	1,502,773	1,428,463
Equity in undistributed earnings of subsidiaries	1,490,771	794,021	536,521

Income from continuing operations before income
taxes	3,532,018	2,296,794	1,964,984
Income tax benefit	(297,267)	(258,400)	(182,073)

Income from continuing operations	3,829,285	2,555,194	2,147,057
Income from discontinued operations	890,716	400,061	227,668

Net income	$4,720,001	2,955,255	2,374,725

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

Condensed Statements of Cash Flows	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income from continuing operations	$3,829,285	2,555,194	2,147,057
Adjustments to reconcile net income from
continuing operations to net cash from
operating activities:
Gain on sale of securities
available-for-sale	—	(1,436)	—
Equity in undistributed earnings of
subsidiaries	(1,369,725)	(1,075,344)	(795,339)
Amortization of goodwill	—	—	79,742
Increase (decrease) in other assets and
liabilities, net	(140,804)	46,221	(165,447)

Net cash from continuing
operations	2,318,756	1,524,635	1,266,013

Net cash from discontinued
operations	8,299,630	281,323	258,817

Net cash from operating
activities	10,618,386	1,805,958	1,524,830

Cash flows from investing activities:
Purchase of securities available-for sale	(2,000,000)	—	—
Proceeds from sales and maturities of
securities available-for-sale	256,429	246,722	1,143,238
Purchase of Valley stock	—	—	(735,804)
Acquisition of minority interest in Valley	—	—	(95,449)
Net decrease in loans receivable	—	28,442	3,091

Net cash from investing activities	(1,743,571)	275,164	315,076

Cash flows from financing activities:
Advances on line of credit	—	—	1,750,000
Payments on line of credit	(700,000)	(300,000)	(2,000,000)
Purchase of treasury stock	—	(2,539,462)
Issuance of trust preferred securities	—	—	3,000,000
Proceeds from issuance of common stock	78,501	3,300	3,570
Dividends paid to stockholders	(2,181,826)	(1,604,815)	(1,576,771)

Net cash from financing activities	(3,023,435)	(1,901,515)	(1,362,663)

Net increase (decrease) in cash and cash
equivalents	5,851,380	179,607	477,243
Cash and cash equivalents at beginning of year	755,280	575,673	98,430

Cash and cash equivalents at end of year	$6,606,660	755,280	575,673

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statement
December 31, 2003, 2002 and 2001

(26)	Discontinued Operations – Sale of Valley Bancorp, Inc.

On July 31, 2003, United completed the sale of its majority-owned subsidiary Valley, as a result of which Valley became a wholly-owned subsidiary of Marquette. At the time of the sale, and taking into account stock options which were exercised immediately prior to closing, United owned approximately 62% of Valley’s issued and outstanding capital stock. The net purchase price paid by Marquette for all Valley capital stock outstanding was approximately $14.6 million.

For accounting purposes, in our financial statements for 2002 as reported in our Annual Report on Form 10-K for the year ended December 31, 2002, we have presented consolidated financial statements with Valley as a majority-owned subsidiary. Likewise, consolidated financial statements including Valley were presented in our Form 10-Q for the quarter ended June 30, 2003.

The balance sheet as of December 31, 2003, as reported in this annual report does not include any of the assets or liabilities of Valley, as the sale was completed on July 31, 2003. The December 31, 2002 balance sheet, as reported herein has been restated to report the previously consolidated assets and liabilities of Valley as net assets and net liabilities from discontinued operations.

The current and prior year income statements as reported herein for three years ended December 31, 2003, 2003 and 2001 report the results of operations of Valley in discontinued operations. The income from discontinued operations presented also includes the gain on the sale of Valley net of applicable income tax provisions.

For further information on this sale, see United’s Form 8-K dated August 15, 2003.