Form 10-Q
period 2004-03-31
UNITED FINANCIAL CORP \MN\
filed 2004-05-13
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Common Stock, no par value; 2,420,773 shares outstanding as of April 30, 2004

UNITED FINANCIAL CORP.
TABLE OF CONTENTS

Page i

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS.

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$14,166	$13,514
Securities available-for-sale	40,382	43,279
Restricted stock, at cost	4,144	4,109
Loans held for sale	6,602	3,883
Loans receivable, net	236,000	227,179
Accrued interest receivable	1,890	1,784
Premises and equipment, net	8,024	7,512
Real estate and other personal property owned	637	678
Goodwill, net of accumulated amortization	1,422	1,422
Deferred income taxes, net	276	272
Other assets	1,239	1,185

	$314,782	$304,817

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand, NOW and money market demand accounts	$76,133	$69,851
Savings deposits	56,746	54,897
Time deposits	103,810	102,766

	236,689	227,514
Federal Home Loan Bank advances	32,000	31,000
Securities sold under agreements to repurchase	7,197	7,889
Accrued interest payable	981	1,015
Advances from borrowers for taxes and insurance	286	128
Income taxes payable	568	—
Subordinated debt owed to trust	3,093	3,093
Other liabilities	1,598	1,797

	282,412	272,436

Stockholders' equity:
Preferred stock, no par value; authorized 2,000,000
shares; no shares issued and outstanding	—	—
Common stock, no par value; authorized 8,000,000 shares;
2,429,773 and 2,437,042 shares issued and outstanding
at March 31, 2004 and December 31, 2003,
respectively	26,707	27,025
Retained earnings, substantially restricted	5,329	5,015
Accumulated other comprehensive income, net	334	341

	32,370	32,381

	$314,782	$304,817

Equity/Assets	10.28%	10.62%
Book Value/Share	$13.32	$13.29

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest Income
Loans receivable	$3,792	$3,893
Mortgage-backed securities	288	357
Other investment securities	165	204
Other interest earning assets	9	37

Total interest income	4,254	4,491
Interest Expense
Deposits	844	1,233
Other borrowings	370	465

Total interest expense	1,214	1,698

Net interest income	3,040	2,793
Provision for loan losses	52	262

Net interest income after provision for loan losses	2,988	2,531
Non-interest Income
Gain on sale of loans	518	1,204
Service charges and fees	241	201
Gain on sale of securities available-for-sale	194	17
Other income	116	67

Total non-interest income	1,069	1,489
Non-interest Expense
Compensation and benefits	1,454	1,518
Occupancy and equipment expense	328	292
Data processing fees	173	165
Other expenses	539	610

Total non-interest expense	2,494	2,585

Income from continuing operations before
income taxes	1,563	1,435
Income taxes	589	540

Income from continuing operations	974	895
Discontinued Operations
Income from discontinued operations (net of tax)	—	87

Net income	$974	$982

Basic earnings per share
Continuing operations	$.40	$.37
Discontinued operations	—	.03

Per share Net Income	$.40	$.40

Diluted earnings per share
Continuing operations	$.39	$.36
Discontinued operations	—	.03

Per share net income	$.39	$.39

Dividends declared per share	$.27	$.18

Weighted average shares outstanding-basic	2,438	2,439

Weighted average shares outstanding-diluted	2,530	2,485

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Cash flows from operating activities:

Net cash from operating activities	$(1,591)	$240

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(8,887)	(1,408)
Purchases of securities available-for-sale	(2,009)	(17,501)
Proceeds from maturities, pay downs and sales of securities
available-for-sale	5,064	16,666
Purchases of premises and equipment	(634)	(126)
Proceeds from sale of premises and equipment	—	13
Proceeds from sale of real estate and other personal property
owned	46	16

Net cash from investing activities	(6,420)	(2,340)

Cash flows from financing activities:
Net increase in deposits	9,175	4,216
Proceeds from Federal Home Loan Bank advances	12,000	4,000
Payments on Federal Home Loan Bank advances	(11,000)	(8,000)
Payments on line of credit	—	(200)
Net increase (decrease) in securities sold under agreements to
repurchase	(692)	(2,857)
Increase in advances from borrowers for taxes and
insurance	158	162
Dividends paid to stockholders	(660)	(431)
Purchase of treasury stock	(396)	—
Proceeds from issuance of common stock	78	—

Net cash from financing activities	8,663	(3,110)

Increase (decrease) in cash and cash equivalents	652	(5,210)
Less decrease in cash from discontinued operations	—	8,942

Net increase in cash from continuing operations	652	3,732

Cash and cash equivalents at beginning of year	13,514	17,992

Cash and cash equivalents at end of period	$14,166	$21,724

Supplemental Cash Flow Disclosure
Cash payments for interest	$1,248	$1,632
Cash payments for income taxes	$—	$25

Non Cash Investing and Financing Activities
Vehicle financed	$—	$28
Acquisition of other personal property in settlement of loans	$17	$39

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

        Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Missoula, Libby and Shelby, Montana. Heritage Bank is engaged in the community banking business of attracting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. Heritage Bank’s banking business is concentrated in the Great Falls area through its two full service branches and one separate drive up location. Based on total assets, 58% of United’s assets are located at Heritage Bank’s Great Falls locations. Heritage Bank also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

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

        At December 31, 2002, United owned 65.32% of the outstanding stock of Valley Bancorp, Inc. (“Valley”), a bank holding company for an Arizona state-chartered commercial bank, with locations in Phoenix and Scottsdale. United completed the sale of Valley to Marquette Financial Companies on July 31, 2003. All previously issued consolidated financial statements have been restated to disclose the operations of Valley as discontinued operations.

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

        United’s consolidated financial statements, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results anticipated for the year ending December 31, 2004. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2003.

3.	COMPREHENSIVE INCOME

        United’s only significant element of comprehensive income is unrealized gains and losses on securities available-for-sale.

(In thousands)
(Unaudited)

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003

	Before Tax	Tax Expense	After Tax	Before Tax	Tax Expense	After Tax
Net income	$1,563	$589	$974	$1,521	$539	$982

Unrealized and realized
holding gains arising during
period	184	70	114	(321)	(122)	(199)

Less: reclassification adjustment
for gains included in net income	194	73	121	17	6	11

Net unrealized gains on
securities available for sale	(10)	(3)	(7)	(304)	(116)	(188)

Less: portion of unrealized gains
(loss) allocated to minority
interest	—	—	—	(17)	—	(17)

Total comprehensive income	$1,553	$586	$967	$1,234	$423	$811

4.	CASH EQUIVALENTS

        For purposes of the consolidated condensed statements of cash flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of three months or less to be cash equivalents.

5.	COMPUTATION OF EARNINGS PER SHARE

        Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Potential common stock includes the incremental shares under stock option plans.

        The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except per share data)	Three Months Ended March 31,
	2004	2003
Weighted average shares outstanding during the
period on which basic earnings per share is
calculated	2,438	2,439
Add: incremental shares under stock option
plans	92	46

Average outstanding shares on which diluted
earnings per share is calculated	2,530	2,485

Net income applicable to common stockholders,
basic and diluted	$974	$982
Basic earnings per share
Continuing operations	$.40	$.37
Discontinued operations	—	.03

Net income	$.40	$.40

Diluted earnings per share
Continuing operations	$.39	$.36
Discontinued operations	—	.03

Net income	$.39	$.39

6.	RELATED PARTIES

        Central Financial Services, Inc. (“CFS”) provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset-liability management and regulatory consulting. CFS is owned by United’s former Chairman of the Board of Directors and its current largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were approximately $.1 million for each of the three month periods ended March 31, 2004 and 2003, respectively. The fees are billed by CFS on an hourly basis for work performed by United’s current Chairman and CEO, its former Chairman, and four other employees. Neither the former Chairman or the current Chairman and CEO of United receive direct compensation from United for their services. Each is compensated for services as a director through director’s fees of $350 per month, and for services as an officer of United through CFS. Through CFS, the former Chairman and current Chairman and CEO earn annual salaries of $139,000 and $145,000, respectively. United’s portion of those salaries was approximately 54%, based upon CFS billings during those periods.

        Banker’s Resource Center (“BRC”) provides data processing services for Heritage Bank. Heritage Bank has a 14% ownership interest in BRC. The charges for BRC’s services were $.2 million for each of the three months ended March 31, 2004 and 2003, respectively.

7.	DIVIDENDS DECLARED

        On April 27, 2004, the Board of Directors of United declared a quarterly cash dividend of $.27 per share, payable June 1, 2004, to shareholders of record on May 17, 2004. A one-time special dividend of $1.00 per share was also approved on April 27, 2004 with the same record and payable dates.

8.	STOCK-BASED COMPENSATION

        United has a stock-based employee compensation plan, which is a stock option plan described more fully in footnotes included in United’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2003. United accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price at or above to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if United had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

(In thousands, except per share data) (Unaudited)	Three Months Ended March 31,
	2004	2003
Net income: As reported	$974	$982
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	10	10

Pro forma net income	$964	$972

Earnings per share:
Basic - as reported	$.40	$.40

Basic - pro forma	$.40	$.40

Diluted - as reported	$.39	$.39

Diluted - pro forma	$.38	$.39

9.	CRITICAL ACCOUNTING POLICIES

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

        Another critical accounting policy of United is that related to the carrying value of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). United adopted a market valuation approach in assessing goodwill impairment and will measure the carrying value similarly at least annually under the new accounting rules. Ongoing impairment analysis of the fair value of the remaining goodwill will involve a substantial amount of judgment, as will establishing and monitoring estimated amounts and lives of other intangible assets. At March 31, 2004 an December 31, 2003, United had $1.4 million of recorded goodwill.

        SFAS No. 123, “Accounting for Stock-Based Compensation,” requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, United has decided to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statement of operations if the fair value method had been used. Under APB Opinion No. 25, no compensation cost has been recognized for United’s stock option plans. Had compensation cost for these plans been determined consistent with SFAS No. 123 and recognized over the vesting period, United’s net income and earnings per share would have been reduced to the pro forma amounts as presented in Note 8 above.

        United has also identified its accounting method for securities available-for-sale to be a critical accounting policy. Securities available-for-sale are carried at fair value and unrealized gains and losses (net of related tax effects) are excluded from earnings and reported as a separate component of stockholders’ equity. While fair values are determined per market quotes from independent brokers and not subject to management estimation, the carrying value of the securities is subject to market variations. At March 31, 2004 and December 31, 2003, the unrealized gain on securities available-for-sale to mark them to market was $.5 million.

10. DECONSOLIDATION OF SUBSIDIARY TRUST

        United previously issued $3.0 million of trust preferred securities. Pursuant to FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” issued in December 2003, United deconsolidated its trust preferred entities at March 31, 2004 and restated the December 31, 2003 balance sheet. As a result, the 2004 and 2003 balance sheets include $3.1 million of subordinated debt, which was previously included on United’s balance sheet as $3.0 million in trust preferred securities, after a consolidation elimination of $.1 million. The overall effect on United’s financial position and operating results of the deconsolidation was not material.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND
RESULTS OF OPERATIONS.

1. FORWARD LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following factors, in addition to those contained in United’s other reports on file with the SEC: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses, or a reduced demand for United’s products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase loan losses; (iii) changes in the extensive laws, regulations and policies governing financial services companies could alter United’s business environment or affect operations; (iv) the potential need to adapt to industry changes in information technology systems, on which United is highly dependent, could present operational issues or require significant capital spending; (v) competitive pressures could intensify and affect United’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform; (vi) the impact of weather conditions in the geographic markets and business areas in which United conducts it business; and (vii) capital investments in United’s businesses may not produce expected growth in earnings anticipated at the time of the expenditure. Forward-looking statements speak only as of the date they are made, and United undertakes no obligation to update them in light of new information or future events.

2.     MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF MARCH 31, 2004 TO DECEMBER 31, 2003.

(In Thousands) (Unaudited)	Selected Financial Condition Data

	March 31, 2004	Dec. 31, 2003	$ Change

Cash and cash equivalents	$14,166	$13,514	$652
Securities available-for-sale	40,382	43,279	(2,897)
Restricted stock, at cost	4,144	4,109	35
Loans held for sale	6,602	3,883	2,719
Loans receivable, net	236,000	227,179	8,821
Premises and equipment, net	8,024	7,512	512
Real estate and other
personal property owned	637	678	(41)
Goodwill, net	1,422	1,422	--
All other assets	3,405	3,241	164
Total assets	314,782	304,817	9,965
Deposits	236,689	227,514	9,175
Federal Home Loan Bank
advances	32,000	31,000	1,000
Securities sold under
agreements to repurchase	7,197	7,889	(692)
Subordinated debt	3,093	3,093	--
All other liabilities	3,433	2,940	493
Total liabilities	282,412	272,436	9,976
Stockholders' equity, net	32,370	32,381	(11)

        Total assets increased $10.0 million to $314.8 million at March 31, 2004 from $304.8 million at December 31, 2003. The increase in assets was primarily the result of a net increase in loans receivable and loans held for sale of approximately $11.5 million, offset by a decrease in securities available for sale of approximately $2.9 million. Other increases totaling $1.4 million are detailed in the table above.

        Securities available-for-sale – Securities available-for–sale decreased $2.9 million to $40.4 million at March 31, 2004 from $43.3 million at December 31, 2003. The decrease was the result of $2.0 million of purchases, offset by $5.1 million of maturities and calls, sales and principal repayments.

        A comparison of the amortized cost and estimated fair value of the consolidated available-for-sale investment portfolio at the dates indicated is as follows:

(In thousands) (Unaudited)	March 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and federal
agencies	$7,500	$123	$—	$7,623
Mortgage-backed securities	31,342	355	—	31,697
Municipal bonds	—	—	—	—
Corporate bonds and equity
securities	996	66	—	1,062

	$39,838	$544	$—	$40,382

	December 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and federal
agencies	$8,000	$119	$(13)	$8,106
Mortgage-backed securities	31,374	254	(54)	31,574
Municipal bonds	1,825	74	—	1,899
Corporate bonds and equity
securities	1,526	174	—	1,700

	$42,725	$621	$(67)	$43,279

        Loans Receivable and Loans Held for Sale — Net loans receivable increased $8.8 million to $236.0 million at March 31, 2004 from $227.2 million at December 31, 2003. The increase in loans during the first three months of 2004 was primarily in the real estate loan category. First mortgage loans and contracts secured by real estate increased $4.7 million. Commercial real estate loans increased $2.5 million. The remaining $1.6 million increase was in the commercial loan category. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $31.2 million and $32.8 million of participation and purchased loans as of March 31, 2004 and December 31, 2003, respectively.

        During the three months ended March 31, 2004, loans held for sale increased $2.7 million to $6.6 million at March 31, 2004 from approximately $3.9 million at December 31, 2003, as loan originations outpaced secondary market sales. Approximately $43.2 million of residential real estate loans were originated for sale and $40.5 million of residential real estate loans were sold to the secondary market during the three month period ending March 31, 2004.

        Allowance for Loan Losses — The loan loss reserve increased $.1 million to $3.8 million at March 31, 2004 as compared to $3.7 million at December 31, 2003. The increase resulted from a loan loss provision of $.1 million for the three months ended March 31, 2004. The loan loss reserve at March 31, 2004 is an amount which management believes is adequate given the relatively low level of non-performing assets and management’s assessment of loan risk. The allowance for loan losses to total loans at March 31, 2004 was 1.59%.

        Loans receivable, net of unamortized net deferred loan fees, at the dates indicated are summarized as follows:

(In thousands) (Unaudited)	March 31, 2004	December 31, 2003

First mortgage loans and contracts secured
by real estate	$82,636	$77,942
Commercial real estate loans	50,681	48,235
Commercial loans	55,589	53,985
Auto and other consumer loans	26,834	27,087
Second mortgage consumer loans	5,899	5,502
Agricultural loans	13,915	14,511
Tax exempt municipal loans	1,223	2,431
Savings account and other loans	3,027	1,241

	239,804	230,934
Less: Allowance for loan losses	(3,804)	(3,755)

	$236,000	$227,179

        A summary of activity in the allowance for loan losses for the dates indicated are as follows:

(In thousands)	Three Months Ended March 31, 2004	Year Ended December 31, 2003

Balance, beginning of period	$3,755	$3,113
Provision for loan losses	52	778
Losses charged off	(7)	(148)
Recoveries	4	12

Balance, end of period	$3,804	$3,755

        Non-Performing Assets — When a borrower fails to make a scheduled payment on a loan and does not cure the delinquency within 15 days, United’s policy is to contact the borrower between the 15th and 30th day of delinquency to establish a repayment schedule. If a loan is not current, or a realistic repayment schedule is not being followed by the 90th day of delinquency, United will generally proceed with legal action to foreclose the property after the loan has been contractually delinquent for 90 days. Loans contractually past due for 90 days are classified as non-performing. However, not all loans past due for 90 days automatically result in the non-accrual of interest income. If a 90 day past due loan has adequate collateral, or is FHA insured or VA guaranteed, leading to the conclusion that loss of principal and interest would likely not be realized, then interest income will continue to be accrued.

        Heritage Bank follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At March 31, 2004, Heritage Bank had non-accrual loans totaling $.5 million and loans totaling $.2 million past due for 90 days and still accruing interest. At December 31, 2003 by comparison, Heritage Bank’s non-accrual loans totaled $.5 million and loans past due for 90 days and still accruing totaled $.3 million.

        Heritage Bank is required to review, classify and report to the Board of Directors their assets on a regular basis and classify them as “substandard” (the distinct possibility that some loss will be sustained), “doubtful” (high likelihood of loss), or “loss” (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At March 31, 2004 and December 31, 2003 Heritage Bank had no assets classified as losses. At both March 31, 2004 and December 31, 2003, Heritage Bank had no assets classified as doubtful. At both March 31, 2004 and December 31, 2003, Heritage Bank had $.6 million of reported substandard assets.

As a percent of total Heritage Bank assets, substandard assets were approximately .19% at both March 31, 2004 and December 31, 2003. At both March 31, 2004 and December 31, 2003, impaired loans were $.6 million. Impaired loans included those loans classified as either substandard or doubtful. As a percentage of total Heritage Bank assets, impaired loans were approximately .19% at both March 31, 2004 and December 31, 2003.

        Deposits — Deposits increased $9.2 million to $236.7 million at March 31, 2004 from $227.5 million at December 31, 2003. This increase primarily resulted from a combination of competitive rates on all deposit offerings, and Heritage Bank’s commitment to community banking, both of which continue to attract depositors. Specifically, deposits have increased $3.0 million at Heritage Bank’s new Billings branch which opened during the first quarter of 2004.

(In Thousands) (Unaudited)	March 31, 2004		December 31, 2003

Demand accounts	$43,035	18.2%	$36,551	16.1%
NOW and money market accounts	33,098	14.0	33,300	14.6
Savings accounts	56,746	24.0	54,897	24.1
Certificate of deposits	103,810	43.8	102,766	45.2

	$236,689	100.0%	$227,514	100.0%

        Borrowed Funds – FHLB advances increased $1.0 million from $31.0 million at December 31, 2003 to $32.0 million at March 31, 2004. The increase of $1.0 million was a net result of $12.0 million in advances and $11.0 million in repayments. Securities sold under agreements to repurchase decreased $.7 million to $7.2 million at March 31, 2004 from $7.9 million at December 31, 2003.

        Stockholders’ Equity – Stockholders’ equity totaled $32.4 million at both March 31, 2004 and December 31, 2003. Stockholder’s equity activity included $1.0 million of net income for the three months ended March 31, 2004 less cash dividends declared of $.7 million, and a $.3 million decrease due to purchases of corporate stock.

        Subordinated Debt – United previously issued $3.0 million of trust preferred securities. Pursuant to FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” issued in December 2003, United deconsolidated its trust preferred entities at March 31, 2004 and restated the December 31, 2003 balance sheet. As a result, the 2004 and 2003 balance sheets include $3.1 million of subordinated debt, which was previously included on United’s balance sheet as $3.0 million in trust preferred securities after a consolidation elimination of $.1 million. The overall effect on United’s financial position and operation results of the deconsolidation was not material.

        The trust preferred securities are currently included in the Tier 1 capital of United for regulatory capital purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve Board intends to review both the regulatory implications of disallowing the inclusion of the trust preferred securities in Tier 1 capital for regulatory capital purposes and of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. In May 2004, the Federal Reserve Board issued a notice of proposed rulemaking regarding trust preferred securities, with comments on the proposed rules due in July 2004.

        As of March 31, 2004, assuming United was not permitted to include the $3.0 million in trust preferred securities in its Tier 1 capital, United would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, United would also be permitted to redeem the capital securities without penalty.

3.	MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003.

(In thousands) (Unaudited)	Selected Income Statement Data

	Three Months Ended March 31,

	2004	2003	$ Change	% Change

Interest income	$4,254	$4,491	$(237)	(5.3)%
Interest expense	1,214	1,698	(484)	(28.5)

Net interest income	3,040	2,793	247	8.8
Provision for losses on loans	52	262	(210)	(80.2)

Net interest income after
provision for losses on loans	2,988	2,531	457	18.1
Non-interest income	1,069	1,489	(420)	(28.2)
Non-interest expense	2,494	2,585	(91)	(3.5)

Income from continuing operations
before income taxes	1,563	1,435	128	8.9
Income taxes	589	540	49	9.1

Income from continuing
operations	974	895	79	8.8
Income from discontinued operations
(net of tax)	—	87	(87)	(100.	0)

Net income	$974	$982	$(8)	(.8)%

        Net Income – United had net income of $1.0 million, or basic and diluted earnings per share of $.40 and $.39, respectively, for the three months ended March 31, 2004 and March 31, 2003.

        Net Interest Income — Like most financial institutions, the most significant component of United’s earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.2 million from $2.8 million for the three months ended March 31, 2003 to $3.0 million for the three months ended March 31, 2004. Net interest margin increased .18% from 3.89% for the three month period ended March 31, 2003 to 4.07% for the three month period ended March 31, 2004. Net interest spread increased .11% from 3.69% for the three month period ended March 31, 2003 to 3.80% for the three month period ended March 31, 2004. Increased volume of interest-earning assets and decreased interest rates on consumer deposits resulted in an increase in both net interest margin and net interest spread.

        Interest Income – Interest income decreased $.2 million from $4.5 million for the three month period ended March 31, 2003 to $4.3 for the three month period ended March 31, 2004. For the three month period ended March 31, 2004, compared to the three month period ended March 31, 2003, interest on loans receivable decreased $.1 million, and interest on mortgage-backed securities, investments and interest on other interest-earning assets decreased $.1 million.

        Interest Expense – Interest expense decreased $.5 million from $1.7 million for the three month period ended March 31, 2003 to $1.2 million for the three month period ended March 31, 2004. Although the average balance of deposits increased $7.2 million for the first quarter ended 2004 compared to the same quarter in 2003, lower interest rates during the first quarter of 2004 allowed for a decrease in interest expense on deposits of $.4 million during the first quarter of 2004 compared to the same quarter in 2003.

        For the three month period ended March 31, 2004, compared to the three month period ended March 31, 2003, interest on other borrowings decreased $.1 million. The average balance of other borrowings decreased $2.8 million for the quarter ended March 31, 2004 as compared to 2003. The combination of the decrease in borrowings and lower interest rates on borrowed funds in 2004 resulted in a $.1 million decrease in interest expense on other borrowings in the first quarter of 2004 compared to the same period in 2003.

        Provision for Loan Losses – United provided $.1 million and $.3 million for loan losses in the first quarters ended March 31, 2004 and 2003, respectively. Asset quality at Heritage Bank has remained relatively strong. Heritage Bank’s past due and non-accrual loans totaled .30% and .32% of total loans at March 31, 2004 and 2003, respectively.

        The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb probable losses inherent in the loan portfolio in accordance with GAAP. Future additions to United’s allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing assets are dependent upon the performance and composition of United’s loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels.

        Non-interest Income – In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income decreased $.4 million from $1.5 million for the three month period ended March 31, 2003 to $1.1 million for the three month period ended March 31, 2004.

        United’s loan demand has weakened in the home lending market, and particularly the refinancing market, during the three month period ended March 31, 2004 as compared to the same period in 2003, as mortgage interest rates have risen. Gain on sale of loans decreased $.7 million for the three month period ending March 31, 2004 to $.5 million from $1.2 million for the same period in 2003.

        Non-interest Expense – United’s non-interest expense decreased $.1 million during the three month period ending March 31, 2004 as compared to the same period in 2003. This decrease was principally due to the decreased personnel expenses associated with commissions to loan originators in United’s mortgage banking department, and related decreases in marketing and business development expenses.

        Income from Discontinued Operations – United completed the sale of its wholly-owned subsidiary, Valley, on July 31, 2003. The reported income from discontinued operations of $.1 million includes United’s pro rata portion of Valley’s net income for the three months ended March 31, 2003.

4.    ASSET/LIABILITY MANAGEMENT

        United’s earnings depend to a large extent on the level of its “net interest income.” Net interest income depends upon the difference (referred to as “interest rate spread”) between the yield on United’s loan and investment portfolios and interest-earning cash balances (“interest-earning assets”), and the rates paid on its deposits and borrowings (“interest-bearing liabilities”). Net interest income is further affected by the relative amounts of United’s interest-earning assets and interest-bearing liabilities. In recent years, United’s interest-earning assets have exceeded interest-bearing liabilities. However, when interest-earning assets decrease as a result of non-accrual loans and investments in non-interest earning assets, net interest income and interest rate spread also decrease and any continued decrease in the level of interest-earning assets would generally result in a negative impact on earnings.

        One of the primary objectives of United’s management has been to restructure United’s balance sheet to reduce its vulnerability to changes in interest rates (“interest rate risk”). Commercial banking institutions can suffer from a mismatch in the term to maturity of their assets and liabilities, with mortgage loan assets tending to be of a much longer term than deposits, the primary liabilities of commercial banking institutions. In periods of rising interest rates, this mismatch can render commercial banking institutions vulnerable to increases in costs of funds (deposits and borrowings) that can outstrip increases in returns on longer-term fixed rate loans and investments, resulting in a decrease in positive interest rate spread and lower earnings.

        Several strategies have been employed by United to minimize the mismatch of asset and liability maturities. For the past several years, Heritage Bank has maintained a policy of selling the majority of newly-originated long-term (15 to 30-year maturity) fixed-rate mortgage loans to the secondary market. These loans are sold at their outstanding principal balance, which is the prearranged contract purchase price, and therefore, the amount recognized on the income statement caption gain on sale of loans represents fee income only. United promotes the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions. United also emphasizes investment in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments. When maturities of loans increase, United offsets the increased interest rate risk with matching funds and maturities with FHLB borrowings.

5.    LIQUIDITY AND CAPITAL RESOURCES

        United’s primary sources of funds are deposits, FHLB borrowings, repurchase agreements, proceeds from loan sales, and loan and mortgage-backed securities repayments. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. In a period of declining interest rates, mortgage prepayments generally increase. As a result, these proceeds from mortgage prepayments generally would be invested in lower yielding loans or other investments which have the effect of reducing interest income. In a period of rising interest rates, mortgage prepayments would generally decrease and the proceeds from such prepayments generally would be invested in higher yielding loans or investments which would have the effect of increasing interest income.

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

        Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios (set forth in the table below). As of March 31, 2004 United met all capital adequacy requirements to which it is subject.

	Actual		Minimum for capital adequacy purposes

(In thousands)	Amount	Ratio	Amount	Ratio

March 31, 2004:
Total capital	$36,836	14.19%	$20,764	8.0%
Tier I capital	33,577	12.94	10,382	4.0
Tier I leverage	33,577	10.74	12,509	4.0

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market Risk – Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Since United’s earnings depend on its level of interest rate spread, its primary market risk exposure is interest rate risk (“IRR”).

        Interest Rate Risk – United has established a formal IRR policy, and Heritage Bank has an Asset/Liability Management Committee (“ALCO”) and an Investment Committee, which meet at least quarterly to review and report on management’s efforts to minimize IRR. Several asset/liability management strategies have been employed by United to minimize its exposure to IRR. These include selling most newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions, and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

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

        The following summarizes the sensitivity analysis for Heritage Bank as of December 31, 2003, the most recent information available. Management believes there has been no material change in interest rate risk since December 31, 2003. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

        Interest Rate Sensitivity of the Economic Value of Equity — Mismatches of interest rate repricing between assets and liabilities create interest rate risk. Interest rate risk affects the market value of equity, also called the economic value of equity (“EVE”). Measurement of the EVE is an attempt to establish a methodology to gauge the potential for the reduction of future earnings and stockholders’ equity resulting from both lower net interest income (“NII”) and lower EVE caused by changes in market interest rates. EVE is the difference between United’s depository portfolio value and its loans receivable portfolio value. EVE thus provides a leading indicator of future potential changes in both NII and stockholders’ equity.

        Heritage Bank has established maximum percentage changes for EVE at 1.5% of total assets, given an 100 basis point change in interest rates. EVE, as a percent to total assets was as follows:

Percent to Total Assets:
December 31, 2003	.73%
September 30, 2003	.71%
June 30, 2003	.51%
March 31, 2003	.58%

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

ITEM 4    CONTROLS AND PROCEDURES.

        United’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that United’s disclosure controls and procedures (as defined in section 13a-15(e) of the Securities Exchange Act of 1934, as amended) are adequately designed to ensure that information required to be disclosed by United in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within periods specified in applicable rules and forms. There were no changes made in United’s internal control over financial reporting (as defined in section 13a-15(f) of the Securities Exchange Act of 1934, as amended) that have materially affected, or is reasonably likely to materially affect, this internal control during United’s first fiscal quarter.

PART II — OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS.

        Although not involved in any material pending litigation as of March 31, 2004, United is a plaintiff in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United’s consolidated financial position, results of operations, or liquidity.

ITEM 2    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Program (1)

January 1 to January 31, 2004	600	$25.06	600	140,600

February 1 to February 29, 2004	—	—	—	140,600

March 1 to March 31, 2004	14,900	$25.60	14,900	125,700
(1)

The current United stock repurchase program detailed in the table above was announced by United on September 22, 2003. United may purchase up to 150,000 shares under the program, not to exceed $3.9 million. The program expires on September 22, 2004.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        None

ITEM 5    OTHER INFORMATION.

        (b)     Procedures by which shareholders may recommend nominees to United’s board of directors.

        During the first fiscal quarter, the board of directors adopted procedures by which shareholders may recommend nominees to the board of directors, and more generally, adopted procedures and criteria for the identification and evaluation of nominees to the board of directors (“the Board”).

        United formed a Nominating Committee in December 2003 which operates under a formal written charter approved by the Board effective April 1, 2004. The Nominating Committee will consider nominees recommended by shareholders who comply with the following procedures. If an eligible shareholder wishes to recommend a nominee, he or she should submit such recommendation in writing to the Chair, Nominating Committee, care of United’s Corporate Secretary, by the deadline for shareholder proposals set forth in United’s last proxy statement, specifying the following information: (a) the name and contact information of the nominee, (b) the name and contact information of the shareholder making the nomination, (c) a representation that the nominating shareholder is a shareholder of record of United’s stock entitled to vote at the next annual meeting and intends to appear in person or by proxy at such meeting to nominate the person specified in the notice, (d) the nominee’s qualifications for membership on the Board, (e) all of the information that would be required in a proxy statement soliciting proxies for the election of the nominee as a director, (f) a description of all direct or indirect arrangements or understandings between the nominating shareholder and the nominee and any other person or persons (naming such person or persons) pursuant to whose request the nomination is being made by the shareholder, (g) all other companies to which the nominee is being recommended as a nominee for director, and (h) a signed consent of the nominee to cooperate with reasonable background checks and personal interviews, and to serve as a director of United, if elected.

        The Committee evaluates all candidates, including shareholder-proposed candidates, using generally the same methods and criteria, although those methods and criteria are not standardized and may vary from time to time. The Nominating Committee is authorized to establish guidelines for the qualification, evaluation and selection of new directors to serve on the Board. It is not anticipated that the Committee will adopt specific minimum qualifications for Committee-recommended nominees, but that the Committee will instead evaluate each nominee on a case-by-case basis, including assessment of each nominee’s business experience, involvement in the communities served by United, and special skills. The Nominating Committee will also evaluate whether the nominee’s skills are complimentary to existing Board members’ skills, and the Board’s need for operational, management, financial, technological or other expertise, as well as geographical representation of United’s market areas.

        The Nominating Committee makes a preliminary assessment of each proposed nominee based upon the resume and biographical information, an indication of the individual’s willingness to serve and other background information. This information is evaluated against the criteria set forth above and the specific needs of United at that time. Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet the needs of United may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates. On the basis of information learned during this process, the Nominating Committee determines which nominee(s) to recommend to the Board to submit for election at the next annual meeting.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.

A. Exhibits

	3.1	Articles of Incorporation of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United's Annual Report on Form 10-K dated March 31, 1998).

	3.2	Bylaws of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United's Annual Report on Form 10-K dated March 31, 1998).

	31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.

Date May 12, 2004	/s/ Kurt R. Weise

Kurt R. Weise Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date May 12, 2004	/s/ Paula J. Delaney

Paula J. Delaney Chief Financial Officer (Principal Financial and Accounting Officer)