Form 10-Q
period 2004-06-30
UNITED FINANCIAL CORP \MN\
filed 2004-08-12
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Common Stock, no par value; 2,436,249 shares outstanding as of July 30, 2004

UNITED FINANCIAL CORP.
TABLE OF CONTENTS

Page i

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS.

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share data)
(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Cash and cash equivalents	$12,673	$13,514
Securities available-for-sale	42,637	43,279
Restricted stock, at cost	4,179	4,109
Loans held for sale	8,346	3,883
Loans receivable, net	252,092	227,179
Accrued interest receivable	2,092	1,784
Premises and equipment, net	8,092	7,512
Real estate and other personal property owned	592	678
Goodwill, net of accumulated amortization	1,422	1,422
Deferred income taxes, net	615	272
Other assets	1,323	1,185

	$334,063	$304,817

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand, NOW and money market demand accounts	$77,582	$69,851
Savings deposits	56,790	54,897
Time deposits	106,434	102,766

	240,806	227,514
Federal Home Loan Bank advances	48,919	31,000
Securities sold under agreements to repurchase	8,809	7,889
Accrued interest payable	1,081	1,015
Advances from borrowers for taxes and insurance	155	128
Subordinated debt owed to trust	3,093	3,093
Other liabilities	1,599	1,797

	304,462	272,436

Stockholders' equity:
Preferred stock, no par value; authorized 2,000,000
shares; no shares issued and outstanding	—	—
Common stock, no par value; authorized 8,000,000 shares;
2,433,965 and 2,437,042 shares issued and outstanding
at June 30, 2004 and December 31, 2003,
respectively	26,620	27,025
Retained earnings, substantially restricted	3,189	5,015
Accumulated other comprehensive income (loss), net	(208)	341

	29,601	32,381

	$334,063	$304,817

Equity/Assets	8.86%	10.62%
Book Value/Share	$12.16	$13.29

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Interest Income
Loans receivable	$4,036	$4,034	$7,828	$7,927
Mortgage-backed securities	273	340	561	697
Other investment securities	135	104	263	246
Other interest earning assets	38	65	83	164

Total interest income	4,482	4,543	8,735	9,034

Interest Expense
Deposits	827	1,119	1,670	2,351
Other borrowings	416	412	786	878

Total interest expense	1,243	1,531	2,456	3,229

Net interest income	3,239	3,012	6,279	5,805
Provision for loan losses	18	313	70	575

Net interest income after provision for
loan losses	3,221	2,699	6,209	5,230
Non-interest Income
Gain on sale of loans	621	1,552	1,139	2,756
Service charges and fees	370	294	687	520
Gain on sale of securities available-for-sale	19	—	213	18
Other	73	43	112	85

Total non-interest income	1,083	1,889	2,151	3,379

Non-interest Expense
Compensation and benefits	1,621	1,810	3,076	3,328
Occupancy and equipment expense	354	308	682	600
Data processing fees	196	181	369	347
Other expenses	617	583	1,154	1,193

Total non-interest expense	2,788	2,882	5,281	5,468

Income from continuing operations before income taxes	1,516	1,706	3,079	3,141
Income taxes	570	643	1,159	1,183

Income from continuing operations	946	1,063	1,920	1,958
Discontinued Operations
Income from discontinued operations (net of tax)	—	81	—	168

Net income	$946	$1,144	$1,920	$2,126

Basic earnings per share
Continuing operations	$.39	$.44	$.79	$.80
Discontinued operations	—	.03	—	.07

Per Share Net Income	$.39	$.47	$.79	$.87

Diluted earnings per share
Continuing operations	$.38	$.43	$.76	$.79
Discontinued operations	—	.03	—	.06

Per Share Net Income	$.38	$.46	$.76	$.85

Dividends declared per share	$1.27	$.18	$1.54	$.36

Weighted average shares outstanding-basic	2,428	2,439	2,433	2,439

Weighted average shares outstanding-diluted	2,506	2,499	2,518	2,489

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended

	June 30, 2004	June 30, 2003

Cash flows from operating activities

Net cash from operating activities	$(2,999)	$(4,038)

Cash flows from investing activities

Net (increase) decrease in loans receivable	(25,022)	(5,501)
Purchases of securities available-for-sale	(8,994)	(22,703)
Proceeds from maturities, pay downs and sales of securities
available-for-sale	8,893	25,909
Purchases of premises and equipment	(849)	(297)
Proceeds from sale of premises and equipment	—	13
Proceeds from sale of real estate and other personal property
owned	123	36

Net cash from investing activities	(25,849)	(2,543)

Cash flows from financing activities

Net increase in deposits	13,292	12,616
Proceeds from Federal Home Loan Bank advances	42,000	18,500
Payments on Federal Home Loan Bank advances	(24,081)	(22,500)
Payments on line of credit	—	(700)
Net increase (decrease) in securities sold under agreements to
repurchase	920	(3,378)
Increase (decrease) in advances from borrowers for taxes and
insurance	27	(1)
Dividends paid to stockholders	(3,746)	(862)
Purchase of treasury stock	(624)	—
Proceeds from issuance of common stock	219	36

Net cash from financing activities	28,007	3,711

Decrease in cash and cash equivalents	(841)	(2,870)

Less decrease in cash from discontinued operations	—	3,513

Net increase (decrease) in cash from continuing operations	(841)	643

Cash and cash equivalents at beginning of year	13,514	17,992

Cash and cash equivalents at end of period	$12,673	$18,635

Supplemental Cash Flow Disclosure

Cash payments for interest	$2,391	$3,150
Cash payments for income taxes	$1,182	$1,109

Non Cash Investing and Financing Activities

Vehicle financed	$—	$28
Acquisition of other personal property in settlement of loans	$39	$22

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.      GENERAL

        United Financial Corp. (“United”) is a bank holding company headquartered in Great Falls, Montana, with operations in 15 locations in 13 Montana communities. United was organized as a Minnesota corporation in 1996. United’s banking business in Montana is conducted through its wholly owned subsidiary, Heritage Bank, a Montana corporation established in 1923.

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

        In December 2003, Heritage Bank incorporated a new wholly-owned subsidiary, Heritage Northwest, Inc. which will operate a mortgage banking company in Bellingham, Washington. Operations began in the spring of 2004.

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

2.     BASIS OF PRESENTATION

        United’s consolidated financial statements, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results anticipated for the year ending December 31, 2004. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2003.

3. COMPREHENSIVE INCOME

        United’s only significant element of comprehensive income is unrealized gains and losses on securities available-for-sale.

(In thousands)
(Unaudited)

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003

	Before Tax	Tax Expense	After Tax	Before Tax	Tax Expense	After Tax

Net income	$1,516	$570	$946	$1,861	$717	$1,144
Unrealized and realized
holding gains (losses) arising during
period	(884)	(353)	(531)	97	37	60

Less: reclassification adjustment
for gains included in net income	19	8	11	—	—	—

Net unrealized gains (losses) on
securities available for sale	(903)	(361)	(542)	97	37	60

Less: portion of unrealized gains
(loss) allocated to minority interest	—	—	—	(5)	—	(5)

Total comprehensive income	$613	$209	$404	$1,963	$754	$1,209

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003

	Before Tax	Tax Expense	After Tax	Before Tax	Tax Expense	After Tax

Net income	$3,079	$1,159	$1,920	$3,462	$1,336	$2,126

Unrealized and realized
holding gains (losses) arising during
period	(680)	(259)	(421)	224	85	139

Less: reclassification adjustment
for gains included in net income	213	85	128	18	7	11

Net unrealized gains (losses) on
securities available for sale	(893)	(344)	(549)	206	78	128

Less: portion of unrealized gains
(loss) allocated to minority interest	—	—	—	(22)	—	(22)

Total comprehensive income	$2,186	$815	$1,371	$3,690	$1,414	$2,276

4. CASH EQUIVALENTS

        For purposes of the consolidated condensed statements of cash flows, United considers all cash, daily interest and non-interest bearing demand deposits with banks with original maturities of six months or less to be cash equivalents.

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

The following table sets forth the computation of basic and diluted earnings per share.

(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Weighted average shares outstanding during
the period on which basic earnings per
share is calculated	2,428	2,439	2,433	2,439
Add: incremental shares under stock option
plans	78	60	85	50

Average outstanding shares on which diluted
earnings per share is calculated
	2,506	2,499	2,518	2,489

Net income applicable to common
stockholders, basic and diluted	$946	$1,144	$1,920	$2,126

Basic earnings per share
Continuing operations	$.39	$.44	$.79	$.80
Discontinued operations	—	.03	—	.07

Net income	$.39	$.47	$.79	$.87

Diluted earnings per share
Continuing operations	$.38	$.43	$.76	$.79
Discontinued operations	—	.03	—	.06

Net income	$.38	$.46	$.76	$.85

6. RELATED PARTIES

        Central Financial Services, Inc. (“CFS”) provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset-liability management and regulatory consulting. CFS is owned by United’s former Chairman of the Board of Directors and its current largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were approximately $ .1 million and $ .2 million for each of the three and six month periods ended June 30, 2004 and 2003, respectively. The fees are billed by CFS on an hourly basis for work performed by United’s current Chairman and CEO, its former Chairman, and four other employees. Neither the former Chairman nor the current Chairman and CEO of United receive direct compensation from United for their services. Each is compensated for services as a director through director’s fees of $350 per month, and for services as an officer of United through CFS. Through CFS, the former Chairman and current Chairman and CEO earn annual salaries of $139,000 and $145,000, respectively. United’s portion of those salaries was approximately 54%, based upon CFS billings during those periods.

        Banker’s Resource Center (“BRC”) provides data processing services for Heritage Bank. The charges for BRC’s services were $ .2 million and $ .4 million for each of the three and six months ended June 30, 2004 and 2003, respectively.

7. SUBSEQUENT EVENT-DIVIDENDS DECLARED

        On July 27, 2004, the Board of Directors of United declared a quarterly cash dividend of $.27 per share, payable September 1, 2004, to shareholders of record on August 18, 2004.

8. STOCK-BASED COMPENSATION

        United has a stock-based employee compensation plan, which is a stock option plan described more fully in footnotes included in United’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2003. United accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price at or above to the market value of the underlying common stock on the date of grant. On May 25, 2004, the Board of Directors approved option grants for 8,000 shares of United stock..

        The following table illustrates the effect on net income and earnings per share if United had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income: As reported	$946	$1,144	$1,920	$2,126
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(13)	(15)	(25)	(31)

Pro forma net income	$933	$1,129	$1,895	$2,095

Earnings per share:
Basic - as reported	$.39	$.47	$.79	$.87

Basic - pro forma	$.38	$.46	$.78	$.86

Diluted - as reported	$.38	$.46	$.76	$.85

Diluted - pro forma	$.37	$.45	$.75	$.84

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

        Another critical accounting policy of United is that related to the carrying value of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). United adopted a market valuation approach in assessing goodwill impairment and will measure the carrying value similarly at least annually under the new accounting rules. Ongoing impairment analysis of the fair value of the remaining goodwill will involve a substantial amount of judgment, as will establishing and monitoring estimated amounts and lives of other intangible assets. At June 30, 2004 and December 31, 2003, United had $1.4 million of recorded goodwill.

        SFAS No. 123, “Accounting for Stock-Based Compensation,” requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, United has decided to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statement of operations if the fair value method had been used. Under APB Opinion No. 25, no compensation cost has been recognized for United’s stock option plan. Had compensation cost for this plan been determined consistent with SFAS No. 123 and recognized over the vesting period, United’s net income and earnings per share would have been reduced to the pro forma amounts as presented in Note 8 above.

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

10.  DECONSOLIDATION OF SUBSIDIARY TRUST

        United previously issued $3.0 million of trust preferred securities. Pursuant to FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” issued in December 2003, United deconsolidated its trust preferred entities during the first quarter of 2004 and restated the December 31, 2003 balance sheet. As a result, the 2004 and 2003 balance sheets include $3.1 million of subordinated debt, which was previously included on United’s balance sheet as $3.0 million in trust preferred securities, after a consolidation elimination of $.1 million. The overall effect on United’s financial position and operating results of the deconsolidation was not material.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

2.  KEY PERFORMANCE INDICATORS

        The following are considered by executive level management of United to be key performance indicators.

(Unaudited)	June 30, 2004	June 30, 2003

Capital ratios:
Tier 1 leverage ratio	9.53%	9.00%
Tier 1 risk-based capital ratio	11.29	11.61
Total risk-based capital ratio	12.54	12.86
Allowance for loan losses to loans	1.46	1.61
Book value	$12.16	$12.97

(In Thousands, from Continuing Operations)
Loans receivable, gross	$255,825	$222,211
Allowance for loan losses	3,733	3,581
Nonperforming loans	370	857
Total assets	334,063	383,766
Total deposits	240,806	242,782

	Six Month Ended
	June 30, 2004	June 30, 2003

Net earnings:
Return on average assets	1.20%	1.37%
Return on average common equity	12.12	13.78
Net interest margin	4.16	4.03

3.  MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF JUNE 30, 2004 TO DECEMBER 31, 2003.

(In Thousands) (Unaudited)	Selected Financial Condition Data
	June 30, 2004	Dec. 31, 2003	$ Change

Cash and cash equivalents	$12,673	$13,514	(841)
Securities available-for-sale	42,637	43,279	(642)
Restricted stock, at cost	4,179	4,109	70
Loans held for sale	8,346	3,883	4,463
Loans receivable, net	252,092	227,179	24,913
Premises and equipment, net	8,092	7,512	580
Real estate and other
personal property owned	592	678	(86)
Goodwill, net	1,422	1,422	—
All other assets	4,030	3,241	789
Total assets	334,063	304,817	29,246
Deposits	240,806	227,514	13,292
Federal Home Loan Bank
Advances	48,919	31,000	17,919
Securities sold under
agreements to repurchase	8,809	7,889	920
Subordinated debt	3,093	3,093	—
All other liabilities	2,835	2,940	(105)
Total liabilities	304,462	272,436	32,026
Stockholders’ equity, net	29,601	32,381	(2,780)

        Total assets increased $29.2 million to $334.1 million at June 30, 2004 from $304.8 million at December 31, 2003. The increase in assets was primarily the result of a net increase in loans receivable and loans held for sale of approximately $29.4 million. Other net decreases totaling $ .2 million are detailed in the table above.

        One of the goals of United’s management in 2004 is to build its loan portfolio at Heritage Bank. At June 30, 2004, loans receivable, net has increased $24.9 million over December 31, 2003. With only five classified loans at Heritage Bank at June 30, 2004, asset quality is exceptional. Overall loan demand has been steady in 2004, especially for commercial real estate and non-real estate loans. Although the volume of residential mortgage loan refinancing has slowed in 2004 as compared to 2003, activity in the residential loan origination market has increased at Heritage Bank during June of 2004, bringing loans held for sale to $8.3 million or an increase of $4.5 million over December 31, 2003 levels. Heritage Bank completed the construction of its new Billings, Montana branch bank building in 2004, adding approximately $.6 million to its net premises and equipment balances. United reported increases of $13.3 million in deposits and $17.9 million in Federal Home Bank advances in 2004 over December 31, 2003 which have funded the loan growth mentioned above.

        Securities available-for-sale — Securities available-for–sale decreased $ .7 million to $42.6 million at June 30, 2004 from $43.3 million at December 31, 2003. The decrease was the result of $9.0 million of purchases, offset by $9.0 million of maturities and calls, sales and principal repayments. The remaining decrease of $. 7 million was the result of a change in the unrealized loss on securities available-for-sale of $. 9 million and realized gains on sales of $ .2 million.

        A comparison of the amortized cost and estimated fair value of the consolidated available-for-sale investment portfolio at the dates indicated is as follows:

(In thousands)
(Unaudited)

	June 30, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and federal
Agencies	$9,500	$51	$(44)	$9,507
Mortgage-backed securities	32,508	125	(488)	32,145
Municipal bonds	968	17	—	985
Corporate bonds and equity
Securities	—	—	—	—

	$42,976	$193	$(532)	$42,637

	December 31, 2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and federal
Agencies	$8,000	$119	$(13)	$8,106
Mortgage-backed securities	31,374	254	(54)	31,574
Municipal bonds	1,825	74	—	1,899
Corporate bonds and equity
Securities	1,526	174	—	1,700

	$42,725	$621	$(67)	$43,279

        Loans Receivable and Loans Held for Sale — Net loans receivable increased $24.9 million to $252.1 million at June 30, 2004 from $227.2 million at December 31, 2003. The increase in loans during the first six months of 2004 was primarily in the real estate loan category. First mortgage loans and contracts secured by real estate increased $18.9 million. Commercial real estate loans increased $2.3 million and all other loans increased $3.7 million. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $28.1 million and $32.8 million of participation and purchased loans as of June 30, 2004 and December 31, 2003, respectively.

        During the six months ended June 30, 2004, loans held for sale increased $4.5 million to $8.3 million at June 30, 2004, as loan originations outpaced secondary market sales. Approximately $70.5 million of residential real estate loans were originated for sale and $66.0 million of residential real estate loans were sold to the secondary market during the six month period ending June 30, 2004.

        Allowance for Loan Losses — The loan loss reserve was $3.7 million at June 30, 2004 and December 31, 2003. The loan loss reserve at June 30, 2004 is an amount which management believes is adequate given the relatively low level of non-performing assets and management’s assessment of loan risk. The allowance for loan losses to total loans at June 30, 2004 was 1.46%.

        Loans receivable, net of unamortized net deferred loan fees, at the dates indicated are summarized as follows:

(In thousands)
(Unaudited)

	June 30, 2004	December 31, 2003

First mortgage loans and contracts secured
by real estate	$94,518	$77,942
Commercial real estate loans	50,489	48,235
Commercial loans	55,529	53,985
Auto and other consumer loans	28,588	27,087
Second mortgage consumer loans	5,886	5,502
Agricultural loans	16,555	14,511
Tax exempt municipal loans	2,907	2,431
Savings account and other loans	1,353	1,241

	255,825	230,934
Less: Allowance for loan losses	(3,733)	(3,755)

	$252,092	$227,179

        A summary of activity in the allowance for loan losses for the dates indicated are as follows:

(In Thousands)

	Six Months Ended June 30, 2004	Year Ended December 31, 2003

Balance, beginning of period	$3,755	$3,113
Provision for loan losses	70	778
Losses charged off	(102)	(148)
Recoveries	10	12

Balance, end of period	$3,733	$3,755

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

        Heritage Bank follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At June 30, 2004, Heritage Bank had non-accrual loans totaling $ .4 million and loans totaling $ .1 million past due for 90 days and still accruing interest. At December 31, 2003 by comparison, Heritage Bank’s non-accrual loans totaled $.5 million and loans past due for 90 days and still accruing totaled $.3 million.

        Heritage Bank is required to review, classify and report to the Board of Directors their assets on a regular basis and classify them as “substandard” (the distinct possibility that some loss will be sustained), “doubtful” (high likelihood of loss), or “loss” (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At June 30, 2004 and December 31, 2003 Heritage Bank had no assets classified as losses. At both June 30, 2004 and December 31, 2003, Heritage Bank had no assets classified as doubtful. At June 30, 2004 and December 31, 2003, Heritage Bank had $ ..4 and $ .6 million of reported substandard assets, respectively. As a percent of total Heritage Bank assets, substandard assets were approximately .12% and .19% at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004 and December 31,

2003, impaired loans were $ .4 and $ .6 million, respectively. Impaired loans included those loans classified as either substandard or doubtful. As a percentage of total Heritage Bank assets, impaired loans were approximately .12% and .19% at June 30, 2004 and December 31, 2003, respectively.

        Deposits — Deposits increased $13.3 million to $240.8 million at June 30, 2004 from $227.5 million at December 31, 2003. This increase primarily resulted from a combination of competitive rates on all deposit offerings, and Heritage Bank’s commitment to community banking, both of which continue to attract depositors. Specifically, deposits have increased $5.0 million at Heritage Bank’s new Billings branch, which opened during the first quarter of 2004.

(Unaudited)

	June 30, 2004		December 31, 2003

Demand accounts	$46,827	19.4%	$36,551	16.1%
NOW and money market accounts	30,755	12.8	33,300	14.6
Savings accounts	56,790	23.6	54,897	24.1
Certificate of deposits	106,434	44.2	102,766	45.2

	$240,806	100.0%	$227,514	100.0%

        Borrowed Funds — FHLB advances increased $17.9 million from $31.0 million at December 31, 2003 to $48.9 million at June 30, 2004. The increase of $17.9 million was a net result of $42.0 million in advances and $24.1 million in repayments. Securities sold under agreements to repurchase increased $ .9 million to $8.8 million at June 30, 2004 from $7.9 million at December 31, 2003.

        Stockholders’ Equity — Stockholders’ equity totaled $29.6 and $32.4 million at June 30, 2004 and December 31, 2003, respectively. Stockholder’s equity activity included $1.9 million of net income for the six months ended June 30, 2004 less cash dividends declared of $3.7 million, and a $ .6 million decrease due to purchases of corporate stock. The special one-time dividend of $1.00 per share payable June 1, 2004 was declared as a result of the increased earnings in 2003 and the current overall financial condition of the company. In addition $ .2 million in stock was issued under employee stock option plans. Finally, the equity adjustment for the change in market values of securities available-for-sale decreased $ .6 million.

4. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003.

(In thousands)
(Unaudited)

	Selected Income Statement Data

	Three Months Ended June 30,

	2004	2003	$ Change	% Change

Interest income	$4,482	$4,543	$(61)	(1.3)%
Interest expense	1,243	1,531	(288)	(18.8)

Net interest income	3,239	3,012	227	7.6
Provision for losses on loans	18	313	(295)	(94.4)

Net interest income after
provision for losses on loans	3,221	2,699	522	19.4
Non-interest income	1,083	1,889	(806)	(42.7)
Non-interest expense	2,788	2,882	(94)	(3.3)

Income from continuing operations
before income taxes	1,516	1,706	(190)	(11.2)
Income taxes	570	643	(73)	(11.4)

Income from continuing
operations	946	1,063	(117)	(11.0)
Income from discontinued operations
(net of tax)	—	81	(81)	(100.	0)

Net income	$946	$1,144	$(198)	(17.3)%

        As mortgage interest rates have trended upward in the second quarter of 2004 over 2003 levels, volumes in the residential refinancing market have decreased significantly, resulting in lower real estate fees. However, new originations of residential real estate loans are comparable to 2003 levels. United’s management has focused on core banking activity at Heritage Bank and on strengthening the interest margin as an offset to lower gain on sale of loan fees from its real estate department. An effort has also been made to control costs wherever possible to keep 2004 earnings in pace with those reported in 2003.

        Net Interest Income — Like most financial institutions, the most significant component of United’s earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.2 million from $3.0 million for the three months ended June 30, 2003 to $3.2 million for the three months ended June 30, 2004. Net interest margin increased .08% from 4.17% for the three months ended June 30, 2003 to 4.25% for the three months ended June 30, 2004. Net interest spread increased .13% from 4.06% for the three months ended June 30, 2003 to 4.19% for the three months ended June 30, 2004. Increased volume of interest-earning assets and decreased interest rates on consumer deposits resulted in an increase in both net interest margin and net interest spread.

        Interest Expense — Interest expense decreased $.3 million from $1.5 million for the three month period ended June 30, 2003 to $1.2 million for the three month period ended June 30, 2004. Although the average balance of deposits increased $ 7.5 million for the first quarter ended 2004 compared to the same quarter in 2003, lower interest rates during the second quarter of 2004 allowed for a decrease in interest expense on deposits of $.3 million during the second quarter of 2004 compared to the same quarter in 2003. Weighted yields on certificates of deposits were 2.44% and 3.03% at June 30, 2004 and 2003, respectively. At June 30, 2004 and 2003, weighted yields on savings deposits were 1.21% and 1.51%, respectively.

        Provision for Loan Losses — United provided $ .1 million and $ .3 million for loan losses in the second quarters ended June 30, 2004 and 2003, respectively. Asset quality at Heritage Bank has remained strong. Heritage Bank’s non-performing loans, defined as 90 days past due and non-accrual loans, totaled .14% and .39% of total loans at June 30, 2004 and 2003, respectively.

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

        Non-interest Income — In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income decreased $.8 million from $1.9 million for the second quarter ended June 30, 2003 to $1.1 million for the second quarter ended June 30, 2004.

        United’s loan demand has decreased significantly in the residential real estate refinancing market, during the six months period ended June 30, 2004 as compared to the same period in 2003, as mortgage interest rates have risen. Gain on sale of loans decreased $.9 million for the three month period ending June 30, 2004 to $.6 million from $1.5 million for the same period in 2003. However, the $.6 million reported in 2004 matched the amount reported in the same second period quarter ended June 31, 2002, before the record refinancing volume of 2003 occurred.

        Income from Discontinued Operations — United completed the sale of its wholly-owned subsidiary, Valley, on July 31, 2003. The reported income from discontinued operations of $ .1 million includes United’s pro rata portion of Valley’s net income for the three months ended June 30, 2003.

5. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003.

	Selected Income Statement Data
	Sx Months Ended June 30,

	2004	2003	$ Change	% Change

Interest income	$8,735	$9,034	$(299)	(3.3)
Interest expense	2,456	3,229	(773)	(23.9)

Net interest income	6,279	5,805	474	8.2
Provision for losses on loans	70	575	(505)	(87.8)

Net interest income after provision for losses on loans	6,209	5,230	979	18.7
Non-interest income	2,151	3,379	(1,228)	(36.3)
Non-interest expense	5,281	5,468	(187)	(3.4)

Income from continuing operations
before income taxes	3,079	3,141	(62)	(2.0)
Income taxes	1,159	1,183	(24)	(2.1)

Income from continuing operations	1,920	1,958	(38)	(1.9)
Income from discontinued operations
(net of tax)	—	168	(168)	(100.00)

Net Income	$1,920	$2,126	$(206)	(9.7)

        As was previously noted in the discussion on income for the second quarter of 2004, mortgage interest rates have also trended upward for the first six months of 2004 as compared to 2003 levels. United’s management has been successful in strengthening the interest margin as an offset to lower gain on sale of loan fees from its real estate department for the six month period as well. Increases in other non interest income categories such as customer service charges and loan servicing fees have helped to somewhat offset the lower real estate fees for the first six months of 2004. The lower real estate fees also result in a decrease in the related salary expense paid to commissioned real estate loan originators. Marketing costs have decreased $.1 million in 2004 over 2003 and net gain on investment security sales has increased $.2 million.

        Net Interest Income — Net interest income increased $ .5 million from $5.8 million for the six months ended June 30, 2003 to $6.3 million for the six months ended June 30, 2004. Net interest margin increased .13% to 4.16% for the six month period ended June 30, 2004 from 4.03% for the same period last year. Net interest-rate spread increased .15% to 4.07% for the six months ended June 30, 2004 from 3.92% for the same period last year. Although total interest income decreased $.3 million, primarily as a result of interest rate cuts by the Federal Reserve Bank which began in 2001, the decrease in interest expense due to interest rate cuts was even greater, at $.8 million, resulting in a net increase in net interest income of $.5 million.

        Interest Expense — Interest expense decreased $ .7 million from $3.2 million for the six month period ended June 30, 2003 to $2.5 million for the six month period ended June 30, 2004. Although the average balance of deposits increased $7.3 million from June 30, 2003 to 2004, lower interest rates during the first six months of 2003 allowed for a decrease in interest expense on deposits of $.7 million. The $ .1 million decrease in interest on other borrowings included decreases in both interest on FHLB advances and repurchase agreements. The average balance of FHLB advances increased $5.5 million from June 30, 2003 to June 30, 2004 however the weighted average rate for outstanding advances decreased from 4.05% at June 30, 2003 to 3.19% at June 30, 2004.

        Provision for Loan Losses — United provided $ .1 million and $ .6 million for loan losses for the six months ended June 30, 2004 and 2003, respectively.

        Non-interest Income — Non-interest income was $2.2 million for the six months ended June 30, 2004 compared to $3.4 million in 2003. This income in 2003 consisted primarily of a record $2.8 million in gain on sale of loans in the first six months of 2003, an increase of $1.6 million or 129% over the same period in 2002. Gain on sale of loans for the first six months of 2004 as compared to the same period in 2003 decreased $1.6 million, to $1.1 million in 2004. Customer service charges represented $ .5 million in income, up $1.1 million from 2003. The remaining $.6 million in income was loan servicing fees and other income which increased approximately $.2 million in 2004 as compared to 2003 due to realized gains on sales of securities available-for-sale.

        Non-interest Expense — United’s non-interest expense decreased $ .2 million during the six months period ending June 30, 2004 as compared to the same period in 2003. This decrease was principally due to decreased personnel expenses associated with commissions to loan originators in United’s mortgage banking department.

6.  ASSET/LIABILITY MANAGEMENT

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

7.  LIQUIDITY AND CAPITAL RESOURCES

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

        Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios (set forth in the table below). As of June 30, 2004 United met all capital adequacy requirements to which it is subject.

	Actual		Minimum for capital adequacy purposes

(In thousands)	Amount	Ratio	Amount	Ratio

June 30, 2004:
Total capital	$34,817	12.54%	$22,209	8.0%
Tier I capital	31,344	11.29	—	—
Tier I leverage	31,344	9.53	13,157	4.0

8. OFF-BALANCE SHEET ARRANGEMENTS

        United is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit and involve, to varying degrees, elements of credit risk. United’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. United uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

        Financial instruments outstanding at June 30 at Heritage Bank whose contract amounts represent credit risk include:

(Dollars in thousands)	2004	2003

Unused lines of credit	$40,138	$38,494
Commitments outstanding- variable rate	4,819	2,986
Unfunded commitments under Bankcard arrangements	2,687	2,511
Letters of credit	766	199

        The majority of Heritage Bank’s loans, commitments, and standby letters of credit have been granted to customers in Heritage Bank’s market area, primarily central and western Montana. Substantially all such customers are also depositors of Heritage Bank. The concentrations of credit by type of loan are set forth above. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Outstanding commitments and standby letters of credit were granted primarily to commercial borrowers as of June 30, 2004.

        At June 30, 2004, Heritage Bank had outstanding commitments to originate loans of $12.5 million, on 1-4 family mortgages at fixed interest rates. These loans are to be secured by properties located in Heritage Bank’s primary market areas. Heritage Bank anticipates that it will have sufficient funds available to meet current loan commitments.

9.  TABLE OF CONTRACTUAL OBLIGATIONS

        The following table presents United’s contractual obligations as of June 30, 2004.

(Dollars in thousands)	June 30, 2004

	1 Year or Less	1 - 3 Years	4 - 5 Years	5 Years and Beyond	Total

FHLB advances	$20,000	$15,000	$13,919	$—	$48,919
Securities sold under
agreements to repurchase	6,078	263	23	2,445	8,809
Operating leases	117	177	70	1,663	2,027
Trust preferred securities	—	—	—	3,000	3,000

Total	$26,195	$15,440	$14,012	$7,108	$62,755

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market Risk — Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Since United’s earnings depend on its level of interest rate spread, its primary market risk exposure is interest rate risk (“IRR”).

        Interest Rate Risk — Heritage Bank has established a formal funds management policy, and an Asset/Liability Management Committee (“ALCO”) , which meet at least quarterly to review and report on management’s efforts to minimize IRR. Several asset/liability management strategies have been employed by United to minimize its exposure to IRR. These include selling most newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions, and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

        The Asset/Liability Management Committee utilizes a detailed simulation model provided by a third party to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. The model predicts the impact of changing interest rates on the interest income received and interest expense paid on assets and liabilities. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII given a 200 basis point (bp) rise or decline in interest rates.

        The following summarizes the sensitivity analysis for Heritage Bank as of March 31, 2004, the most recent information available. Management believes there has been no material change in interest rate risk since March 31, 2004. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United’s Annual Report on Form 10-K for the year ended December 31, 2003.

Estimated increase (decrease)
in net interest income:	+200 bp	-200 bp

0-90 days	$(6,903)	$(87,297)
91-360 days	(157,232)	(165,853)
2 years	(295,613)	(438,022)
3 years	(384,838)	(766,846)

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

ITEM 4 CONTROLS AND PROCEDURES.

        Under the supervision and with the participation of United’s management, including United’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of United’s disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer have concluded, based on that evaluation as of the end of the period covered by this report, that United’s disclosure controls and procedures (as defined in section 13a-15(e) of the Securities Exchange Act of 1934, as amended) are adequately designed to ensure that information required to be disclosed by United in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within periods specified in applicable rules and forms.

        There were no changes made in United’s internal control over financial reporting (as defined in section 13a-15(f) of the Securities Exchange Act of 1934, as amended) during United’s second fiscal quarter that have materially affected, or is reasonably likely to materially affect, this internal control.

PART II — OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.

        Although not involved in any material pending litigation as of June 30, 2004, United is a plaintiff in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United’s consolidated financial position, results of operations, or liquidity.

ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under The Program (1)

April 1 to
April 31, 2004	9,000	$25.25	9,000	116,700

May 1 to
May 29, 2004	—	—	—	116,700

June 1 to
June 30, 2004	—	—	—	116,700

(1)	The current United stock repurchase program detailed in the table above was announced by United on September 22, 2003. United may purchase up to 150,000 shares under the program, not to exceed $3.9 million. The program expires on September 22, 2004.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        On May 25, 2004, United Financial Corp. held its Annual Meeting of Shareholders. The shareholders elected three directors for three year terms.

        The shareholders of United Financial Corp. voted as follows with respect to:

Approval of Directors:
	FOR	WITHHELD
J. William Bloemendaal	2,282,202	2,542

William L. Madison	2,282,697	2,047

Kenneth R. Murray	2,282,697	2,047

ITEM 5 OTHER INFORMATION.

None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

A.	Exhibits

3.1	Articles of Incorporation of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United's Annual Report on Form 10-K dated March 31, 1998).

3.2	Bylaws of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United's Annual Report on Form 10-K dated March 31, 1998)

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

On April 30, 2004, we furnished our earnings release for the first quarter ended March 31, 2004, on Form 8-K, reporting under items 7, 9 and 12.

On May 6, 2004, we furnished our earnings release for the fourth quarter ended December 31, 2003, on Form 8-K, reporting under items 7, 9 and 12.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.

Date August 12, 2004	/s/ Kurt R. Weise
Kurt R. Weise
Chairman and Chief
Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

Date August 12, 2004	/s/ Paula J. Delaney
Paula J. Delaney
Chief Financial Officer
(Principal Financial and
Accounting Officer)