Form 10-Q
period 2004-09-30
UNITED FINANCIAL CORP \MN\
filed 2004-11-10
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Common Stock, no par value; 2,436,475 shares outstanding as of November 8, 2004

UNITED FINANCIAL CORP.
TABLE OF CONTENTS

Page i

PART I – FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS.

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,

	2004	2003

ASSETS
Cash and cash equivalents	$ 20,915	$ 13,514
Securities available-for-sale	35,497	43,279
Restricted stock, at cost	4,211	4,109
Loans held for sale	4,582	3,883
Loans receivable, net	262,137	227,179
Accrued interest receivable	2,552	1,784
Premises and equipment, net	8,041	7,512
Real estate and other personal property owned	654	678
Goodwill	1,422	1,422
Deferred income taxes, net	372	272
Other assets	1,207	1,185

	$341,590	$304,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand, NOW and money market demand accounts	$ 79,948	$ 69,851
Savings deposits	56,834	54,897
Time deposits	112,467	102,766

	249,249	227,514
Federal Home Loan Bank advances	42,107	31,000
Securities sold under agreements to repurchase	13,667	7,889
Accrued interest payable	1,040	1,015
Income taxes payable	136	—
Subordinated debt owed to trust	3,093	3,093
Other liabilities	1,923	1,925

	311,215	272,436

Stockholders’ equity:
Preferred stock, no par value; authorized 2,000,000
shares; no shares issued and outstanding	—	—
Common stock, no par value; authorized 8,000,000 shares; 2,436,475 and 2,437,042 shares issued and outstanding
at September 30, 2004 and December 31, 2003,
respectively	26,649	27,025
Retained earnings, substantially restricted	3,545	5,015
Accumulated other comprehensive income, net	181	341

	30,375	32,381

	$341,590	$304,817

Equity/Assets	8.89%	10.62%
Book Value/Share	$ 12.47	$ 13.29

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Interest income
Loans receivable	$4,289	$3,982	$12,117	$11,909
Taxable investments	395	325	1,190	1,215
Nontaxable investments	13	24	42	76
Other interest earning assets	38	66	121	231

Total interest income	4,735	4,397	13,470	13,431
Interest expense
Deposits	854	1,012	2,524	3,364
Other borrowings	485	405	1,271	1,281

Total interest expense	1,339	1,417	3,795	4,645

Net interest income	3,396	2,980	9,675	8,786
Provision for loan losses	—	128	70	703

Net interest income after provision for loan losses	3,396	2,852	9,605	8,083
Non-interest income
Gain on sale of loans	831	1,397	2,113	4,226
Service charges and fees	296	313	840	760
Gain on sale of securities available-for-sale	—	—	213	18
Other	32	46	144	130

Total non-interest income	1,159	1,756	3,310	5,134
Non-interest expense
Compensation and benefits	1,766	1,913	4,842	5,241
Occupancy and equipment expense	381	345	1,063	945
Data processing fees	193	181	563	528
Other expenses	587	720	1,740	1,913

Total non-interest expense	2,927	3,159	8,208	8,627

Income from continuing operations before
income taxes	1,628	1,449	4,707	4,590
Income taxes	614	438	1,773	1,621

Income from continuing operations	1,014	1,011	2,934	2,969
Discontinued Operations
Income from discontinued operations (net of tax)	—	723	—	891

Net income	$1,014	$1,734	$ 2,934	$ 3,860

Basic earnings per share
Continuing operations	$ .42	$ .41	$ 1.21	$ 1.22
Discontinued operations	—	.30	—	.36

Per Share Net Income	$ .42	$ .71	$ 1.21	$ 1.58

Diluted earnings per share
Continuing operations	$ .40	$ .40	$ 1.17	$ 1.18
Discontinued operations	—	.29	—	.36

Per Share Net Income	$ .40	$ .69	$ 1.17	$ 1.54

Dividends declared per share	$ .27	$ .27	$ 1.81	$ .63

Weighted average shares outstanding-basic	2,436	2,442	2,434	2,440

Weighted average shares outstanding-diluted	2,509	2,525	2,515	2,503

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 30, 2004	September 30, 2003

Cash flows from operating activities
Net cash from operating activities	$1,720	$5,928
Cash flows from investing activities
Net increase in loans receivable	(35,161)	(11,750)
Purchases of securities available-for-sale	(8,995)	(21,207)
Proceeds from maturities, pay downs and sales of securities
available-for-sale	16,645	24,557
Proceeds from sale of Valley Bancorp, Inc. stock	—	9,012
Purchases of premises and equipment	(962)	(640)
Proceeds from sale of premises and equipment	—	13
Proceeds from sale of real estate and other personal property
owned	148	84

Net cash from investing activities	(28,325)	69

Cash flows from financing activities
Net increase in deposits	21,735	3,296
Proceeds from Federal Home Loan Bank advances	57,750	30,500
Payments on Federal Home Loan Bank advances	(46,643)	(33,500)
Payments on line of credit	—	(700)
Net increase (decrease) in securities sold under agreements to
repurchase	5,778	(3,963)
Increase in advances from borrowers for taxes and
insurance	167	179
Dividends paid to stockholders	(4,404)	(1,523)
Proceeds from issuance of common stock	247	38
Purchase of treasury stock	(624)	—

Net cash from financing activities	34,006	(5,673)

Increase in cash and cash equivalents	7,401	324
Cash and cash equivalents at beginning of year	13,514	17,992

Cash and cash equivalents at end of period	$20,915	$18,316

Supplemental Cash Flow Disclosure
Cash payments for interest	$3,770	$4,964
Cash payments for income taxes	$1,616	$2,370
Non Cash Investing and Financing Activities
Vehicle financed	$—	$28
Acquisition of other personal property in settlement of loans	$173	$231

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

        United Financial Corp. (“United”) is a bank holding company headquartered in Great Falls, Montana. United was organized as a Minnesota corporation in 1996. United’s banking business in Montana is conducted through its wholly owned subsidiary, Heritage Bank, a Montana corporation established in 1923, with operations in 15 locations in 13 Montana communities.

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

        In December 2003, Heritage Bank incorporated a new wholly-owned subsidiary, Heritage Northwest, Inc., a mortgage banking company in Bellingham, Washingon, which began operations in the spring of 2004.

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

        United’s consolidated financial statements, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results anticipated for the year ending December 31, 2004. For additional information, refer to the consolidated audited financial statements and footnotes thereto included in United’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2003.

3.	COMPREHENSIVE INCOME

        United’s only significant element of comprehensive income is unrealized gains and losses on securities available-for-sale.

(In thousands)
(Unaudited)

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Before Tax	Tax Expense	After Tax	Before Tax	Tax Expense	After Tax
Net income	$1,628	$614	$1,014	$2,867	$1,133	$1,734
Unrealized and realized
holding gains arising during
period	633	244	389	432	163	269
Less: reclassification adjustment
for gains included in net income	—	—	—	(1)	—	(1)

Net unrealized gains on
securities available for sale	633	244	389	431	163	268
Less: portion of unrealized gains
allocated to minority
interest	—	—	—	50	—	50

Total comprehensive income	$2,261	$858	$1,403	$3,248	$1,296	$1,952

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Before Tax	Tax Expense	After Tax	Before Tax	Tax Expense	After Tax
Net income	$4,707	$1,773	$2,934	$6,176	$2,316	$3,860
Unrealized and realized
holding gains (losses) arising during
period	(47)	(17)	(30)	656	249	407
Less: reclassification adjustment
for gains included in net income	213	83	130	18	7	11

Net unrealized gains (losses) on
securities available for sale	(260)	(100)	(160)	638	242	396
Less: portion of unrealized gains
allocated to minority interest	—	—	—	28	—	28

Total comprehensive income	$4,447	$1,673	$2,774	$6,786	$2,558	$4,228

4.	CASH EQUIVALENTS

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

        The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares outstanding during
the period on which basic earnings per
share is calculated	2,436	2,442	2,434	2,440
Add: incremental shares under stock option
plans	73	83	79	63

Average outstanding shares on which diluted
earnings per share is calculated	2,509	2,525	2,515	2,503

Net income applicable to common
stockholders, basic and diluted	$1,014	$1,734	$2,934	$3,860
Basic earnings per share
Continuing operations	$.42	$.41	$1.21	$1.22
Discontinued operations	—	.30	—	.36

Net income	$.42	$.71	$1.21	$1.58

Diluted earnings per share
Continuing operations	$.40	$.40	$1.17	$1.18
Discontinued operations	—	.29	—	.36

Net income	$.40	$.69	1.17	$1.54

6.	RELATED PARTIES

        Central Financial Services, Inc. (“CFS”) provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset-liability management and regulatory consulting. CFS is owned by United’s former Chairman of the Board of Directors and its current largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were approximately $ .1 million and $ .3 million for each of the three and nine month periods ended September 30, 2004 and 2003, respectively. The fees are billed by CFS on an hourly basis for work performed by United’s current Chairman and CEO, its former Chairman, and four other employees. Neither the former Chairman nor the current Chairman and CEO of United receive direct compensation from United for these services. Each is compensated for services as a director through director’s fees of $350 per month, and for services as an officer of United through CFS. Through CFS, the former Chairman and current Chairman and CEO earn annual salaries of $100,000 and $145,000, respectively. United’s portion of those salaries was approximately 54%, based upon CFS billings during those periods.

        Heritage Bank holds a 14% ownership interest in Banker’s Resource Center (“BRC”), which provides data processing services for Heritage Bank. The charges for BRC’s services were $ .2 million and $ .5 million for each of the three and nine months ended September 30, 2004 and 2003, respectively.

7.	SUBSEQUENT EVENT-DIVIDENDS DECLARED

        On October 26, 2004, the Board of Directors of United declared a quarterly cash dividend of $.27 per share, payable December 1, 2004, to shareholders of record on November 17, 2004.

8.	STOCK-BASED COMPENSATION

        United has a stock-based employee compensation plan, which is a stock option plan described more fully in footnotes included in United’s Annual Report to Shareholders and its Annual Report on Form 10-K for the year ended December 31, 2003. United accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price at or above to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if United had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

(In thousands, except per share data) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income: As reported	$1,014	$1,734	$2,934	$3,860
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(13)	(15)	(39)	(43)

Pro forma net income	$1,001	$1,719	$2,895	$3,817

Earnings per share:
Basic – as reported	$.42	$.71	$1.21	$1.58

Basic – pro forma	$.41	$.70	$1.19	$1.56

Diluted – as reported	$.40	$.69	$1.17	$1.54

Diluted – pro forma	$.40	$.68	$1.15	$1.52

9.	CRITICAL ACCOUNTING POLICIES

        United has identified its most critical accounting policy to be that related to the allowance for loan losses. United’s allowance for loan losses methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that management believes is appropriate. Risk factors include historical loss experience, delinquency and charge-off trends, collateral values, an analysis of the current loan portfolio, and the level of non-performing and impaired loans. An internal loan risk grading system is also used to evaluate potential losses of individual loans. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period. Therefore, a full analysis is performed by management on a quarterly basis to ensure that changes in estimated loan loss levels are adjusted on a timely basis.

        Another critical accounting policy of United is that related to the carrying value of goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). United adopted a market valuation approach in assessing goodwill impairment and will measure the carrying value similarly at least annually under the new accounting rules. Ongoing impairment analysis of the fair value of the remaining goodwill will involve a substantial amount of judgment. At September 30, 2004 and December 31, 2003, United had $1.4 million of recorded goodwill.

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

11.	SUBSEQUENT EVENT-SALE OF REAL ESTATE OWNED

        Real estate and other personal property owned at September 30, 2004 and December 31, 2003 included a net carrying value of approximately $.5 million for a duplicate facility. Through September 30, 2004, this facility had been under an operating lease for a monthly rental of approximately $9,000. Monthly expenses for depreciation and utilities averaged approximately $3,800. In October 2004, this duplicate facility was sold for approximately $.5 million.

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.

1.	FORWARD LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and documents incorporated by reference into this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements, which are subject to change. Forward looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following factors, in addition to those contained in United’s reports on file with the SEC: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses, or a reduced demand for United’s products and services; (ii) changes in the domestic interest rate environment, and management’s ability to respond to those changes, could reduce net interest income and could increase loan losses; (iii) changes in the extensive laws, regulations and policies governing financial services companies could alter United’s business environment or affect operations; (iv) the potential need to adapt to industry changes in information technology systems, on which United is highly dependent, could present operational issues or require significant capital spending; (v) competitive pressures could intensify and affect United’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform; (vi) the impact of weather conditions in the geographic markets and business areas in which United conducts it business; and (vii) capital investments in United’s businesses may not produce expected growth in earnings anticipated at the time of the expenditure. Forward-looking statements speak only as of the date they are made, and United undertakes no obligation to update them in light of new information or future events.

2.	KEY PERFORMANCE INDICATORS

        The following are considered by executive level management of United to be key performance indicators.

	September 30, 2004	September 30, 2003
Capital ratios:
Tier 1 leverage ratio	9.38%	10.83%
Tier 1 risk-based capital ratio	11.08%	13.56%
Total risk-based capital ratio	12.33%	14.81%
Allowance for loan losses to loans	1.40%	1.64%
Book value per share	$12.47	$13.22
(In Thousands, from Continuing Operations)
Loans receivable, gross	$265,870	$225,860
Allowance for loan losses	3,733	3,694
Nonperforming loans	588	1,039
Total assets	341,590	307,009
Total deposits	249,249	228,526
Net loans to deposits	105.17%	97.22%

	Nine Months Ended
	September 30, 2004	September 30, 2003
Net earnings:
Return on average assets	1.03%	1.65%
Return on average common equity	12.64%	16.42%
Net interest margin	4.22%	4.01%
Earnings per share-basic	$1.21	$1.58
Earnings per share-diluted	1.17	1.54
Net loan charge-off	92,321	121,794
Provision for loan loss	70,000	702,500
Non Financial:
Full-time employees	120	116
New deposit accounts	4,009	3,606
Closed deposit accounts	2,761	2,951
Full service branches	13	12
ATM’s	6	5

3.	MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF SEPTEMBER 30, 2004 TO DECEMBER 31, 2003.

(In Thousands)	Selected Financial Condition Data

	September 30, 2004	December 31, 2003	$ Change
Cash and cash equivalents	$20,915	$13,514	$7,401
Securities available-for-sale	35,497	43,279	(7,782)
Restricted stock, at cost	4,211	4,109	102
Loans held for sale	4,582	3,883	699
Loans receivable, net	262,137	227,179	34,958
Premises and equipment, net	8,041	7,512	529
Real estate and other
personal property owned	654	678	(24)
Goodwill, net	1,422	1,422	—
All other assets	4,131	3,241	890
Total assets	341,590	304,817	36,773
Deposits	249,249	227,514	21,735
Federal Home Loan Bank
advances	42,107	31,000	11,107
Securities sold under
agreements to repurchase	13,667	7,889	5,778
Subordinated debt	3,093	3,093	—
All other liabilities	3,099	2,940	159
Total liabilities	311,215	272,436	38,779
Stockholders’ equity, net	30,375	32,381	(2006)

        Total assets increased $36.8 million to $341.6 million at September 30, 2004 from $304.8 million at December 31, 2003. The increase in assets was primarily the result of a net increase in loans receivable and loans held for sale of approximately $35.7 million. Other net increases totaling $1.1 million are detailed in the table above.

        One of the goals of United’s management in 2004 is to build its loan portfolio at Heritage Bank. With only five classified loans at Heritage Bank at September 30, 2004, asset quality is exceptional. Overall loan demand has been steady in 2004, especially for commercial real estate and non-real estate loans. Although the volume of residential mortgage loan refinancing has slowed in 2004 as compared to 2003, activity in the residential mortgage purchase origination market has increased at Heritage Bank during the nine months ended September of 2004, bringing loans held for sale to $4.6 million or an increase of $ .7 million over December 31, 2003 levels. Heritage Bank completed the construction of its new Billings, Montana branch bank building in 2004, adding approximately $.6 million to its net premises and equipment balances. United increased deposits $21.7 million and Federal Home Bank advances $11.1 million in 2004 over December 31, 2003 which have funded the loan growth mentioned above.

        Securities available-for-sale – Securities available-for-sale decreased $7.8 million to $35.5 million at September 30, 2004 from $43.3 million at December 31, 2003. The decrease was the result of $9.0 million of purchases, offset by $16.6 million of maturities and calls, sales and principal repayments. The remaining decrease of $ .2 million was the result of an decrease in the unrealized gain on securities available-for-sale of $ .3 million, net premium amortization of $ .1 million and realized gains on sales of $ .2 million.

        A comparison of the amortized cost and estimated fair value of the consolidated available-for-sale investment portfolio at the dates indicated is as follows:

(In thousands)	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and federal
agencies	$3,000	$36	$—	$3,036
Mortgage-backed securities	31,284	273	(52)	31,505
Municipal bonds	919	37		956

	$35,203	$346	$(52)	$35,497

	December 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and federal
agencies	$8,000	$119	$(13)	$8,106
Mortgage-backed securities	31,374	254	(54)	31,574
Municipal bonds	1,825	74	—	1,899
Corporate bonds and equity
securities	1,526	174	—	1,700

	$42,725	$621	$(67)	$43,279

        Loans Receivable and Loans Held for Sale – Net loans receivable increased $34.9 million to $262.1 million at September 30, 2004 from $227.2 million at December 31, 2003. The increase in loans during the first nine months of 2004 was primarily in the real estate loan category. First mortgage loans and contracts secured by real estate increased $17.6 million. Commercial real estate loans increased $5.0 million and all other loans increased $12.3 million.

        Approximately 50% of the increase in net loans receivable was generated in Heritage Bank’s Billings, Bozeman and Kalispell branches. Billings is a new market for Heritage Bank in 2004 with Bozeman and Kalispell continuing to be robust markets. Another approximately 16% of the increase came from Heritage Bank’s Great Falls main branch, which was successful on several larger credits for new customers, and on loans for existing customers who have expanded their operations. Construction loans in the Great Falls branch have also increased as a function of low interest rates and a stable economy. The remaining increase of approximately 34% was spread proportionately between the remaining branches of Heritage Bank.

        Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $25.8 million and $32.8 million of participation and purchased loans as of September 30, 2004 and December 31, 2003, respectively.

        During the nine months ended September 30, 2004, loans held for sale increased $ .7 million to $4.6 million at September 30, 2004, as loan originations slightly outpaced secondary market sales. Approximately $106.8 million of residential real estate loans were originated for sale and $106.1 million of residential real estate loans were sold to the secondary market during the nine month period ending September 30, 2004.

        Allowance for Loan Losses — The loan loss reserve was $3.7 million at September 30, 2004 and December 31, 2003. The loan loss reserve at September 30, 2004 is an amount which management believes is adequate given the relatively low level of non-performing loans and management’s assessment of loan risk. The allowance for loan losses to total loans at September 30, 2004 was 1.40%.

        Loans receivable, net of unamortized net deferred loan fees, at the dates indicated are summarized as follows:

(In thousands)	September 30, 2004	December 31, 2003
First mortgage loans and contracts secured
by real estate	$95,497	$77,942
Commercial real estate loans	53,194	48,235
Commercial loans	57,721	53,985
Auto and other consumer loans	30,736	27,087
Second mortgage consumer loans	6,305	5,502
Agricultural loans	18,334	14,511
Tax exempt municipal loans	2,796	2,431
Savings account and other loans	1,287	1,241

	265,870	230,934
Less: Allowance for loan losses	(3,733)	(3,755)

	$262,137	$227,179

        A summary of activity in the allowance for loan losses for the dates indicated are as follows:

(In thousands)	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Balance, beginning of period	$3,755	$3,113
Provision for loan losses	70	778
Losses charged off	(157)	(148)
Recoveries	65	12

Balance, end of period	$3,733	$3,755

        Non-Performing Assets – When a borrower fails to make a scheduled payment on a loan and does not cure the delinquency within 15 days, United’s policy is to contact the borrower between the 15th and 30th day of delinquency to establish a repayment schedule. If a loan is not current, or a realistic repayment schedule is not being followed by the 90th day of delinquency, United will generally proceed with legal action to foreclose the property after the loan has been contractually delinquent for 90 days. Loans contractually past due for 90 days are classified as non-performing. However, not all loans past due for 90 days automatically result in the non-accrual of interest income. If a 90 day past due loan has adequate collateral, or is FHA insured or VA guaranteed, leading to the conclusion that no loss of principal and interest would likely be realized, then interest income will continue to be accrued.

        Heritage Bank follows regulatory guidelines with respect to placing loans on non-accrual status. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed. At September 30, 2004, Heritage Bank had non-accrual loans totaling $ .3 million and loans totaling $ .2 million past due for 90 days and still accruing interest. At December 31, 2003 by comparison, Heritage Bank’s non-accrual loans totaled $.5 million and loans past due for 90 days and still accruing totaled $.3 million.

        Heritage Bank is required to review, classify and report to the Board of Directors their assets on a regular basis and classify them as “substandard” (the distinct possibility that some loss will be sustained), “doubtful” (high likelihood of loss), or “loss” (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At September 30, 2004 and December 31, 2003, Heritage Bank had no assets classified as losses. At both September 30, 2004 and December 31, 2003, Heritage Bank had no assets classified as doubtful. At September 30, 2004 and December 31, 2003, Heritage Bank had $ .4 and $ .6 million of reported substandard assets, respectively. As a percent of total Heritage Bank assets, substandard assets were approximately .11% and .19% at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004 and December 31, 2003, impaired loans were $ .4 and $ .6 million, respectively. Impaired loans included those loans classified as either substandard or doubtful.

        Deposits – Deposits increased $21.7 million to $249.2 million at September 30, 2004 from $227.5 million at December 31, 2003. This increase primarily resulted from a combination of competitive rates on all deposit offerings, and Heritage Bank’s commitment to community banking, both of which continue to attract depositors. Deposits have increased $7.2 million at Heritage Bank’s new Billings branch, which opened during the first quarter of 2004. Also at September 30, 2004, Heritage Bank held $5.0 million in brokered deposits. Heritage Bank held no brokered deposits at December 31, 2003.

(In thousands)	September 30, 2004		December 31, 2003
Demand accounts	$47,985	19.3%	$36,551	16.1%
NOW and money market accounts	31,963	12.8	33,300	14.6
Savings accounts	56,834	22.8	54,897	24.1
Certificate of deposits	112,467	45.1	102,766	45.2

	$249,249	100.0%	$227,514	100.0%

        Borrowed Funds — FHLB advances increased $11.1 million from $ 31.0 million at December 31, 2003 to $42.1 million at September 30, 2004. The increase of $11.1 million was a net result of $57.7 million in advances and $46.6 million in repayments. Securities sold under agreements to repurchase increased $5.8 million to $13.7 million at September 30, 2004 from $7.9 million at December 31, 2003.

        Stockholders’ Equity – Stockholders’ equity totaled $30.4 and $32.4 million at September 30, 2004 and December 31, 2003, respectively. Stockholder’s equity activity included $2.9 million of net income for the nine months ended September 30, 2004 less cash dividends declared of $4.4 million, and a $ .6 million decrease due to purchases of corporate stock. A special one-time dividend of $1.00 per share payable June 1, 2004 was declared as a result of the increased earnings in 2003 and the current overall financial condition of the company. In addition $ .2 million in stock was issued under employee stock option plans. Finally, the equity adjustment for the change in market values of securities available-for-sale decreased $ .1 million.

4.	MATERIAL CHANGES IN RESULTS OF OPERATIONS–COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003.

(In thousands)	Selected Income Statement Data
(Unaudited)	Three Months Ended September 30,
	2004	2003	$ Change	% Change
Interest income	$4,735	$4,397	338	7.7%
Interest expense	1,339	1,417	(78)	(5.5)

Net interest income	3,396	2,980	416	13.9
Provision for losses on loans	—	128	(128)	100.0

Net interest income after
provision for losses on loans	3,396	2,852	544	19.1
Non-interest income	1,159	1,756	(597)	34.0
Non-interest expense	2,927	3,159	(232)	7.4

Income from continuing operations
before income taxes	1,628	1,449	179	12.3
Income taxes	614	438	176	40.2

Income from continuing
operations	1,014	1,011	3.3
Gain on discontinued operations
(net of tax)	—	723	(723)	100.0

Net income	$1,014	$1,734	(720)	41.5%

        Net Income from Continuing Operations– United had net income from continuing operations of $1.0 million, or basic and diluted earnings per share of $ .42 and .40, respectively, for the three months ended September 30, 2004. For the three months ending September 30, 2003, United had income from continuing operations of $1.0 million, or basic and diluted earnings per share of $ .41 and .40, respectively. The decrease in net income in 2004 over 2003 was principally due to the $ .7 million of income from discontinued operations in 2003, or basic and diluted earnings per share of $ .30 and .29, respectively.

        Net Interest Income – Like most financial institutions, the most significant component of United’s earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $ .4 million from $3.0 million for the three months ended September 30, 2003 to $3.4 million for the three months ended September 30, 2004. Net interest margin increased .37% from 3.98% for the three month period ended September 30, 2003 to 4.35% for the three month period ended September 30, 2004. Net interest spread increased .46% from 3.85% for the three month period ended September 30, 2003 to 4.31% for the three month period ended September 30, 2004. Increased volume of interest-earning assets, specifically loans, and decreased weighted average interest rates paid on customer deposits resulted in an increase in both net interest margin and net interest spread. Average loans as a percentage of average earning assets were 84.9% and 78.9% for the quarters ended September 30, 2004 and 2003, respectively.

        Interest Income – Interest income increased $ .3 million from $4.4 million for the three month period ended September 30, 2003 to $4.7 for the three month period ended September 30, 2004. For the three month period ended September 30, 2004, compared to the three month period ended September 30, 2003, interest on loans receivable increased $ .3 million, and interest on mortgage-backed securities, investments and interest on other interest-earning assets remained at $.4 million.

        Interest Expense – Interest expense decreased $ .1 million from $1.4 million for the three month period ended September 30, 2003 to $1.3 million for the three month period ended September 30, 2004. Although the average balance of deposits increased $6.0 million for the third quarter ended 2004 compared to the same quarter in 2003, lower interest rates during the third quarter of 2004 allowed for a decrease in interest expense on deposits of $.2 million during the third quarter of 2004 compared to the same quarter in 2003.

        For the three month period ended September 30, 2004, compared to the three month period ended September 30, 2003, interest on other borrowings increased $ .1 million. The average balance of other borrowings increased $20.0 million for the quarter ended September 30, 2004 as compared to 2003. The combination of the increase in borrowings and lower interest rates on borrowed funds in 2004 resulted in a $ .1 million increase in interest expense on other borrowings in the third quarter of 2004 compared to the same period in 2003.

        Provision for Loan Losses – United made no loan loss provision in the third quarter ended September 30, 2004. Asset quality at Heritage Bank has remained strong. Heritage Bank’s past due and non-accrual loans totaled .28% and .46% of total loans at September 30, 2004 and 2003, respectively.

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

        Non-interest Income – In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income decreased $ .6 million from $1.8 million for the three month period ended September 30, 2003 to $1.2 million for the three month period ended September 30, 2004, due to a decrease in gain on sale of loans, which is discussed further below.

        United’s loan demand continued to be strong in the residential mortgage market, and particularly the purchase origination market, during the three month period ended September 30, 2004, as interest rates continued to be at levels which were attractive to customers in the residential mortgage market. As explained above, interest income and interest margins improved in the third quarter of 2004 as compared to 2003. Based on the number of loans originated for the three and nine months ended September 30, 2004 and 2003, purchase originations were down only 13.0% and 12.7%, respectively, in 2004 over 2003. United has seen a significant decline, however, in its residential mortgage refinancing market. Again based on number of loans originated for the three and nine months ended September 30, 2004 and 2003, refinances were down 81.0% and 74.1%, respectively, in 2004 compared to 2003. Gain on sale of loans decreased $ .6 million for the three month period ending September 30, 2004 to $ .7 million from $1.3 million for the same period in 2003. This decrease is a direct result of the decline in the home mortgage refinancing market mentioned above. The following table illustrates the comparison of number of loans originated for the three and nine month periods ended September 30, 2004 and 2003.

	Number of Loans Originated Three Months Ended
	September 30, 2004	September 30, 2003	% Change
Purchase originations	214	246	(13.0)%
Refinance originations	77	405	(81.0)%

Total	291	651

	Nine Months Ended
	September 30, 2004	September 30, 2003	% Change
Purchase originations	527	604	(12.7)%
Refinance originations	343	1,325	(74.1)%

Total	870	1,929

        Non-interest Expense – United’s non-interest expense decreased $ .2 million during the three month period ending September 30, 2004 as compared to the same period in 2003. This decrease was principally due to the decreased personnel expenses associated with commissions to loan originators in United’s mortgage banking department, as a result of the decline in the home mortgage refinancing market discussed previously.

5.	MATERIAL CHANGES IN RESULTS OF OPERATIONS–COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003.

(In thousands)	Selected Income Statement Data
(Unaudited)	Nine Months Ended September 30,
	2004	2003	$ Change	% Change
Interest income	$13,470	$13,431	39.3%
Interest expense	3,795	4,645	(850)	(18.3)

Net interest income	9,675	8,786	889	10.1
Provision for losses on loans	70	703	(633)	(90.0)

Net interest income after
provision for losses on loans	9,605	8,083	1,522	18.8
Non-interest income	3,310	5,134	(1,824)	(35.5)
Non-interest expense	8,208	8,627	(419)	(4.9)

Income from continuing
operations before income taxes	4,707	4,590	117	2.5
Income taxes	1,773	1,621	152	9.4

Net income from continuing
Operations	2,934	2,969	(35)	(1.2)
Gain on discontinued operations (net of tax)	—	891	(891)	(100.0)

Net income	$2,934	$3,860	(926)	(24.0)%

        Net Income from Continuing Operations – United had net income from continuing operations of $2.9 million, or basic and diluted earnings per share of $1.21 and $1.17, respectively, for the nine months ended September 30, 2004. For the same period in 2003, United had net income from continuing operations of $3.0 million, or basic and diluted earnings per share of $1.22 and $1.18, respectively. The decrease in net income for the nine months ended September 30, 2004 as compared to the same period in 2003 was due to the $ .9 million decrease in income from discontinued operations, or basic and diluted earnings per share of $ ..36.

        Net Interest Income – Net interest income increased $ .9 million from $8.8 million for the nine months ended September 30, 2003 to $9.7 million for the nine months ended September 30, 2004. Net interest margin increased .21% to 4.22% for the nine month period ended September 30, 2004 from 4.01% for the same period last year. Net interest spread increased .26% to 4.15% for the nine month period ended September 30, 2004 from 3.89% for the same period last year. Total interest income increased $ .1 million, and interest expense decreased $ .8 million, resulting in a net increase in net interest income of $ .9 million.

        Interest Income – Interest income increased $ .1 million from $13.4 million for the nine month period ended September 30, 2003 to $13.5 million for the nine month period ended September 30, 2004. For the nine month period ended September 30, 2004, compared to the same period in 2003, interest on loans receivable increased $ .2 million, and interest on mortgage-backed securities, investments and interest on other interest-earning assets decreased $ .1 million.

        Interest Expense – Interest expense decreased $ .8 million from $4.6 million for the nine month period ended September 30, 2004 to $3.8 million for the nine month period ended September 30, 2004. For the nine month period ended September 30, 2004, compared to the same period in 2003, interest on deposits decreased $ .8 million. Although the average balances of deposits increased $6.9 million for the nine month period ended September 30, 2004 compared to the same period in 2003, lower weighted average interest rates paid on customer deposits resulted in a decrease in interest expense on deposits of $ .8 million for the nine month period ended September 30, 2004, compared to the same period in 2003. Average balances of other borrowings increased $8.6 million from September 30, 2004 to 2003. The combination of the increase in borrowings offset by lower interest rates in 2004, resulted in keeping interest expense on other borrowings at approximately $1.3 million in both of the nine month periods ending September 2004 and 2003.

        Non-interest Income – Non-interest income was $3.3 million for the nine months ended September 30, 2004 compared to $5.1 million for the same period in 2003. The 2003 income consisted primarily of a record $4.4 million gain on sale of loans in the first nine months of 2003, an increase of $2.0 million or 80.2% over the same period in 2002. For the nine months ended September 30, 2004, gain on sale of loans totaled $1.9 million, which is a decrease of $2.2 million as compared to the record setting 2003 balance, but which is again consistent with 2002 levels. Based on number of loans, the refinancing activity in United’s home mortgage market has decreased 76.1% from 2003 levels. As noted previously, this mortgage refinancing marked decline was offset by increased margins from United’s core banking business.

        Customer service charges represented $ .8 million in income, up $.1 million from 2003. Non-interest income for 2004 also includes $.2 million in gain on sale of investment securities. The remaining $.4 million in income was comprised of loan servicing fees and other income which remained consistent from 2003 to 2004.

        Non-interest Expense – United’s non-interest expense decreased $.4 million during the nine month period ending September 30, 2004 as compared to the same period in 2003. This increase was principally due to decreased personnel expenses associated with commissions to loan originators in United’s mortgage banking department, as a result of the decline in the refinancing market. Increases of $.3 million in net occupancy and equipment expense were offset by decreases in the same amount in marketing and business development and other expenses.

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

        Several strategies have been employed by United to minimize the mismatch of asset and liability maturities. Heritage Bank has maintained a policy of selling the majority of newly-originated long-term (15 to 30-year maturity) fixed-rate mortgage loans to the secondary market. These loans are sold at their outstanding principal balance, which is the prearranged contract purchase price, and therefore, the amount recognized on the income statement caption gain on sale of loans represents fee income only. United promotes the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon payment provisions. United also emphasizes investment in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments. When maturities of loans increase, United offsets the increased interest rate risk with matching funds and maturities with FHLB borrowings.

7.	LIQUIDITY AND CAPITAL RESOURCES

        United’s primary sources of funds are deposits, FHLB borrowings, repurchase agreements, proceeds from loan sales, and loan and mortgage-backed securities repayments. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. In a period of declining interest rates, loan prepayments and or refinancing activity generally increase. As a result, these proceeds from loan prepayments generally would be invested in lower yielding loans or other investments which have the effect of reducing interest income. In a period of rising interest rates, loan prepayments and or refinancing activity would generally decrease and the proceeds from such prepayments generally would be invested in higher yielding loans or investments which would have the effect of increasing interest income.

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

        Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios (set forth in the table below). As of September 30, 2004 United met all capital adequacy requirements to which it is subject.

	Actual		Minimum for capital adequacy purposes
(In thousands)	Amount	Ratio	Amount	Ratio
September 30, 2004:
Total capital	$35,305	12.33%	$22,914	8.0%
Tier I capital	31,723	11.08	—	—
Tier I leverage	31,723	9.38	13,524	4.0

8.	OFF-BALANCE SHEET ARRANGEMENTS

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

        Financial instruments outstanding at September 30 at Heritage Bank whose contract amounts represent credit risk include:

(In thousands)	2004	2003
Unused lines of credit	$46,037	$62,183
Commitments outstanding- variable rate	5,091	3,545
Unfunded commitments under Bankcard arrangements	2,698	2,508
Letters of credit	766	134

        The majority of Heritage Bank’s loans, commitments, and standby letters of credit have been granted to customers in Heritage Bank’s market area, primarily central and western Montana. Substantially all such customers are also depositors of Heritage Bank. The concentrations of credit by type of loan are set forth above. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Outstanding commitments and standby letters of credit were granted primarily to commercial borrowers as of September 30, 2004.

        At September 30, 2004, Heritage Bank had outstanding commitments to originate loans of $6.8 million, on 1-4 family mortgages . These loans are to be secured by properties located in Heritage Bank’s primary market areas. Heritage Bank anticipates that it will have sufficient funds available to meet current loan commitments. By comparison, such outstanding commitments at June 30, 2004 totaled $12.5 million.

9.	TABLE OF CONTRACTUAL OBLIGATIONS

        The following table presents United’s contractual obligations as of September 30, 2004.

(In thousands)	September 30, 2004
	1 Year or Less	1 – 3 Years	4 – 5 Years	5 Years and Beyond	Total
FHLB advances	$19,500	$9,000	$13,607	$—	$42,107
Securities sold under
agreements to repurchase	10,047	474	38	3,108	13,667
Operating leases	117	177	70	1,663	2,027
Subordinated debt	—	—	—	3,093	3,093

Total	$29,664	$9,651	$13,715	$7,864	$60,894

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

        The following summarizes the sensitivity analysis for the Banks as of June 30, 2004, the most recent information available. Management believes there has been no material change in interest rate risk since June 30, 2004. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in United’s Annual Report on Form 10-K for the year ended December 31, 2003.

Estimated increase (decrease)
in net interest income:

	+200 bp	-200 bp
0-90 days	$(17,824)	$(76,988)
91-360 days	(295,665)	(92,767)
2 years	(594,458)	(188,223)
3 years	(857,236)	(319,693)

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

        There were no changes made in United’s internal control over financial reporting (as defined in section 13a-15(f) of the Securities Exchange Act of 1934, as amended) during United’s third quarter that have materially affected, or is reasonably likely to materially affect, this internal control.

PART II – OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

        Although not involved in any material pending litigation as of September 30, 2004, United is a plaintiff in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United’s consolidated financial position, results of operations, or liquidity.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under The Program (1)

July 1 to
July 31, 2004	—	—	—	116,700
August 1 to
August 31, 2004	—	—	—	116,700
September 1 to
September 30, 2004	—	—	—	115,000

(1)	A stock repurchase program was announced by United on September 22, 2003 and was scheduled to expire on September 22, 2004. Under that program, United was authorized to purchase up to 150,000 shares of its common stock at an aggregate purchase price not to exceed $3.9 million. The program was extended on September 22, 2004 for twelve months. Under the extended program, United may purchase up to 115,000 shares of its common stock at an aggregate purchase price not to exceed $2.8 million.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5   OTHER INFORMATION.

None

ITEM 6   EXHIBITS.

Exhibits

3.1	Articles of Incorporation of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United’s Annual Report on Form 10-K dated March 31, 1998).
3.2	Bylaws of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United’s Annual Report on Form 10-K dated March 31, 1998)
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.

Date November 10, 2004	/s/ Kurt R. Weise
Kurt R. Weise
Chairman and Chief
Executive Officer
(Duly Authorized Officer and
Principal Executive Officer)

Date November 10, 2004	/s/ Paula J. Delaney
Paula J. Delaney
Chief Financial Officer
(Principal Financial and
Accounting Officer)