Form 10-K
period 2004-12-31
UNITED FINANCIAL CORP \MN\
filed 2005-03-30
CIK 1011309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

(406) 727-6106
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X]    NO [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [   ]

        Indicate by checkmark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes [   ]   No [X]

        The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2004 (the last day of the Registrant’s most recently completed second fiscal quarter), was $34,072,829 (based on the last sale price of such stock as quoted on the Nasdaq National Market ($23.99) on such date).

        The number of shares of Registrant’s common stock outstanding on February 28, 2005 was 2,444,016. Registrant’s common stock is traded on the Nasdaq National Market, under the symbol UBMT.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

UNITED FINANCIAL CORP.
2004 FORM 10-K ANNUAL REPORT

i

CAUTIONARY STATEMENT

        All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on United’s current expectations, estimates and projections about United’s industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, market acceptance and performance of United’s products and services, the competitive nature of and anticipated growth in United’s markets, its accounting estimates, assumptions and judgments, the impact of tax accounting elections, and management’s future strategic plans. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause United’s actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to: (i) general economic or industry conditions could deteriorate or be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses, or a reduced demand for United’s products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase loan losses; (iii) changes in the extensive laws, regulations and policies governing financial services companies could alter United’s business environment or affect operations; (iv) the potential need to adapt to industry changes in information technology systems, on which United is highly dependent, could present operational issues or require significant capital spending; (v) competitive pressures could intensify and affect United’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform; (vi) the impact of weather conditions in the geographic markets and business areas in which United conducts it business; and (vii) capital investments in United’s businesses may not produce expected growth in earnings anticipated at the time of the expenditure. These forward-looking statements speak only as of the date of this report. United undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

PART I

Item 1.   BUSINESS

        General.   United Financial Corp. (“United”) is a bank holding company headquartered in Great Falls, Montana, with operations in 15 locations in 13 Montana communities. United was organized as a Minnesota corporation in 1996. United’s banking business in Montana is conducted through its wholly-owned subsidiary, Heritage Bank, a Montana corporation established in 1923. United had assets of approximately $347.1 million, deposits of approximately $258.3 million and stockholders’ equity of approximately $30.6 million at December 31, 2004.

        Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Missoula, Libby and Shelby, Montana. Heritage Bank is engaged in the community banking business of attracting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. Heritage Bank’s banking business is concentrated in the Great Falls area through its two full service branches and one separate drive up location. Based on total assets, 45% of United’s assets are located at Heritage Bank’s Great Falls locations. Heritage Bank also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

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

        In December 2003, Heritage Bank formed Heritage Northwest, Inc., a mortgage banking company in Bellingham, Washington, which began operations in the spring of 2004. Management of United has decided to terminate these operations in Bellingham as of March 2005. In December 2004, Heritage Bank incorporated a second wholly-owned subsidiary, HPM, Inc. to acquire land and a building for a new Great Falls drive-up location, which it will then lease back to Heritage Bank. For more information on these transactions, see “Other Activities” in this item. Heritage Bank also holds a 14% ownership interest in Bankers’ Resource Center, a computer data center, located in Helena, Montana.

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

Lending Activities

        General.   Lending activities are United’s primary source of both interest income and fee income. United’s interest income from loans receivable was approximately $16.4 million, $15.9 million and $16.5 million, or approximately 90%, 89% and 85% of total interest income, for the years ended December 31, 2004, 2003 and 2002, respectively. United’s principal lending activity has been the origination of real estate loans, including conventional residential real estate loans (loans which are neither insured nor partially guaranteed by government agencies) and residential real estate loans insured by the Federal Housing Administration (“FHA”) or partially guaranteed by the Veterans Administration (“VA”). United also originates commercial and agricultural loans secured by real estate. In addition to loans secured by real estate, United’s lending activity includes the origination of non-mortgage commercial, agricultural and consumer loans.

        The following table sets forth the composition of United’s loans receivable at December 31, 2004, 2003, 2002, 2001 and 2000:

(Dollars in thousands)	December 31,		December 31,		December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Loans secured by real estate:
1 – 4 residential	$27,543	10.3%	$26,821	11.6%	$27,029	12.6%
5 or more residential	3,012	1.1	3,150	1.4	4,693	2.2
Construction	29,083	10.8	17,175	7.4	15,259	7.1
Agricultural	40,685	15.1	30,796	13.3	26,298	12.3
Commercial	51,017	19.0	48,235	20.9	45,355	21.1

Total loans secured by real estate	151,340	56.3	126,177	54.6	118,634	55.3
Commercial loans	62,410	23.2	53,985	23.4	49,992	23.3
Tax exempt municipal loans	2,698	1.0	2,431	1.1	1,469.7
Agricultural loans	15,109	5.6	14,511	6.3	14,548	6.8
Loans on deposit and other loans	1,278.5		1,241.5		875.4
Second mortgage consumer loans	6,122	2.3	5,502	2.4	5,454	2.5
Consumer loans	29,762	11.1	27,087	11.7	23,491	11.0

Total loans receivable	268,719	100.0%	230,934	100.0%	214,463	100.0%

Less:
Allowance for loan losses	3,708		3,755		3,113

Net loans receivable	$265,011		$227,179		$211,350

(Dollars in thousands)	December 31,		December 31,
	2001		2000
	Amount	Percent	Amount	Percent
Loans secured by real estate:
1 – 4 residential	$30,202	13.9%	$33,079	15.8%
5 or more residential	5,010	2.3	6,326	3.0
Construction	19,384	8.9	12,850	6.1
Agricultural	24,655	11.3	24,689	11.8
Commercial	45,820	21.1	33,075	15.8

Total loans secured by real estate	125,071	57.5	110,019	52.5
Commercial loans	50,678	23.3	59,326	28.4
Tax exempt municipal loans	1,685.8		1,489.7
Agricultural loans	11,607	5.3	10,469	5.0
Loans on deposit and other loans	1,532.7		1,138.5
Second mortgage consumer loans	4,954	2.3	4,495	2.2
Consumer loans	21,956	10.1	22,245	10.7

Total loans receivable	217,483	100.0%	209,181	100.0%

Less:
Allowance for loan losses	2,794		2,011

Net loans receivable	$214,689		$207,170

        Residential (Non-Construction) Real Estate Lending.   Residential mortgage lending constitutes a significant portion of United’s lending activities. United’s residential loan originations are conducted by residential loan production officers in Heritage Bank’s twelve banking offices and its two loan production offices. The majority of Heritage Bank’s residential loan production is secured by properties located in Montana and are fixed-rate, long-term mortgage loans which are sold to the secondary market.

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

        Most of Heritage Bank’s residential loans are originated through personal contacts of loan officers, including contacts with local realtors, and through referrals from deposit customers. Although the majority of Heritage Bank’s loans are fixed rate loan products that are subsequently sold on the secondary market, Heritage Bank does offer a variety of adjustable rate residential loans, some of which are sold on the secondary market and some of which are retained in its own portfolio. The interest rates on variable loans vary with the movement of the index upon which the interest rates are based. If the interest rates change, loan payments, balances or terms may be adjusted. Heritage Bank’s primary indexes are the 1, 3 and 5-year constant maturity Treasury indexes. Most of the ARMs currently originated by Heritage Bank have loan terms of 15 to 30 years with rate adjustments generally every 1, 3 or 5 years during the term of the loan. Generally, interest rate adjustments on Heritage Bank’s ARMs are limited to changes of 2.5% – 3.25% per year and 6% – 10% for the life of the loan. The average lives of these loans were 9.75 years at December 31, 2004.

        The majority of Heritage Bank’s total production of long-term (15 to 30-year maturity) fixed rate residential loans is originated according to pre-arranged underwriting standards that result in immediate sale to the secondary market, primarily to mortgage bankers and pension funds. While origination and sale of these loans produces fee income, the loans are carried at their outstanding principal balance, which is the contracted purchase price, and therefore no gain or loss is realized at sale, except for gains associated with recognizing any retained mortgage servicing rights. Heritage Bank sold long-term fixed-rate residential mortgage loans to the secondary market in aggregate amounts of approximately $143.3 million in 2004, $325.9 million in 2003 and $201.4 million in 2002. Heritage Bank also sells long-term fixed-rate loans that are refinances of existing portfolio loans or permanent financing of completed construction loans. These are sold to the secondary market or State of Montana housing agencies. These loans are carried at their outstanding principal balance, which was the contracted purchase price, and therefore no gain or loss is realized at sale. The combination of both of these types of secondary market sales resulted in fee income totaling $2.8 million, $5.0 million and $3.6 million in 2004, 2003 and 2002, respectively. These fees are reported by United as gain on sale of loans within non-interest income in its statements of operations. Heritage Bank retains a limited number of adjustable rate mortgages and fixed rate mortgage loans up to 15-year maturities for its own portfolio.

        Real Estate Construction Loans.   In addition to permanent real estate mortgage loans, Heritage Bank also provides interim financing for the construction of single-family and multi-unit dwellings, commercial real estate and improvements of real estate. Construction loans are generally made for periods of approximately nine months, with interest paid at periodic intervals. Such loans may be extended for several months due to adverse weather conditions or other justifiable delays in construction. Heritage Bank provides financing primarily for a limited number of registered contractors who have demonstrated an ability to complete projects in residential development and construction, have operated in Heritage Bank’s lending area for a number of years and are deemed to be financially responsible. Heritage Bank also provides construction loans for customers who have made the decision to construct a new home for their personal use and in that case the Heritage Bank customer will choose their own contractor who is then approved by Heritage Bank. Heritage Bank requires that permanent financing is in place prior to entering into a construction loan for an individual customer.

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

        Non-Mortgage Commercial and Agricultural Lending.   In addition to real estate lending, Heritage Bank offers commercial and agricultural non-mortgage loans. Heritage Bank offers commercial lines of credit, equipment term loans, working capital loans and loans guaranteed by the Small Business Administration to its business customers. It also offers seasonal lines of credit and term equipment loans to its agricultural borrowers. Heritage Bank purchases, on a participation basis, loans originated outside its normal market areas. Participation loans are generally purchased from commercial banks and third party loan production offices. Generally, these purchased participations allow Heritage Bank to diversify its geographic risk and are purchased with a higher level of underwriting standards since a direct customer relationship does not exist. At December 31, 2004, Heritage Bank had $62.4 million of non-mortgage commercial loans in its loan portfolio, which included approximately $25.7 million of purchased participation loans located outside of Montana.

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

        Interest income from investment activities was approximately $1.6 million, $1.7 million and $2.6 million, or approximately 8.8%, 9.6% and 13.3% of United’s total interest income, for the years ended December 31, 2004, 2003 and 2002, respectively.

        United’s portfolio consists primarily of obligations of the U.S. government and its agencies, mortgage-backed securities, municipal bonds and corporate bonds and equity securities. United’s investment portfolio does not contain a concentration of investments in any one issuer in excess of 10% of its total investment portfolio, except for securities of the U.S. government and U.S. government agencies. All of United’s investments are classified as available-for-sale.

        The following table sets forth the carrying values of United’s investments at December 31, 2004, 2003 and 2002:

(Dollars in thousands)	December 31, 2004	December 31, 2003	December 31, 2002
U.S. government and federal agencies	$4,029	$8,106	$8,135
Mortgage-backed securities	34,446	31,574	31,741
Municipal bonds	474	1,899	1,999
Corporate bonds and equity securities	—	1,700	1,651

	$38,949	$43,279	$43,526

        During 2004, United received $11.9 million in mortgage-backed security principal payments and had $7.1 million of calls and maturities of investment securities. Sales of investment securities and mortgage-backed securities were $3.5 million in 2004 and purchases totaled $18.5 million. United experienced a decrease in unrealized gain in market values of its investment portfolio of $.4 million, from $.5 million in 2003 to $.1 million in 2004, before taxes. The decrease in principal payments on mortgage-backed securities was a result of the stabilizing of interest rates during 2004, which slowed the prepayments on mortgage-backed securities. United’s purchases of investment securities decreased accordingly to maintain its investment portfolio.

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

        Deposit Activities.   Deposits are attracted from within United’s market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, United considers current market interest rates, profitability to United, matching deposit and loan products offered by its competition and its customer preferences and concerns. United reviews its deposit mix and pricing on a regular basis.

        The following table sets forth the composition of United’s deposits at December 31, 2004, 2003 and 2002:

(Dollars in thousands)	December 31,		December 31,		December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Type: Non-interest bearing	$47,490	18.4%	$36,551	16.1%	$35,627	15.8%
Interest bearing:
NOW & money market Accounts	35,974	13.9	33,300	14.6	26,827	11.9
Savings accounts	54,427	21.1	54,897	24.1	50,417	22.4
Time deposits	120,444	46.6	102,766	45.2	112,359	49.9

Total	$258,335	100.0%	$227,514	100.0%	$225,230	100.0%

        Scheduled maturities of certificates of deposit at December 31, 2004 are as follows:

(Dollars in thousands)
Due within one year	$77,417
Due within two to three years	27,471
Due within four to five years	15,556

Totals	$120,444

        Time deposits of $100,000 or more were approximately $29.1 million, $24.0 million and $29.1 million at December 31, 2004, 2003 and 2002, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

The maturity of time deposits of $100,000 or more at December 31, 2004 was as follows:

(Dollars in thousands)
Less than three months	$8,894
Three to six months	2,791
Six to twelve months	6,690
Greater than twelve months	10,735

Total	$29,110

        Early withdrawal from time deposits subjects the depositor to an early withdrawal penalty which is currently equal to six months of simple, nominal interest when the original maturity is longer than one year, three months of simple, nominal interest when original maturity is 92 days to one year, and all interest earned when original maturity is 91 days or less.

        Beginning in 2004, United began acquiring brokered deposits. At December 31, 2004, such brokered deposits totaled $8.4 million. Although deposits are not solicited outside of Montana, historically, a small number of the Heritage Bank’s depositors have resided outside Montana. As market demand generally dictates deposit maturities and rates, United intends to continue to offer those types of accounts that it believes have broad market appeal.

        Borrowings.   Heritage Bank relies to a significant extent on borrowings from the FHLB to finance its short-term, and increasingly its longer term, financing needs. The FHLB functions as the central reserve bank providing credit for commercial banks and certain other member financial institutions. Borrowings from the FHLB are available at various maturities, which facilitates the matching of asset and liability maturity dates.

        As a member of the FHLB, Heritage Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of specified collateral. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Heritage Bank’s established available FHLB advance credit line for 2004 was 25% of assets. The FHLB is required to review its credit limitations and standards at least annually.

        For the years ended December 31, 2004, 2003 and 2002, FHLB borrowing information was as follows:

(Dollars in thousands)	2004	2003	2002
Average FHLB advances	$42.5	$31.6	$41.8
Maximum advances outstanding	60.6	36.0	48.5
Year end advances outstanding	44.8	31.0	34.0
Weighted average interest rate	3.41%	4.05%	4.66%

        Securities Sold Under Agreements To Repurchase.   Heritage Bank generates funds through the sale of investment securities under agreements requiring their repurchase at a premium that represents interest. The securities underlying agreements to repurchase are for the same securities originally sold and are held in a custody account by a third party.

        For the years ended December 31, 2004, 2003 and 2002, securities sold under agreements to repurchase information was as follows:

(Dollars in thousands)	2004	2003	2002
Average balances	$8.2	$9.2	$9.9
Maximum balances outstanding	13.7	9.9	13.5
Year end balances	7.5	7.9	12.8
Weighted average interest rate	1.30%	1.54%	1.69%

        Subordinated Debentures.   In July 2001, United issued junior subordinated debentures, aggregating $3.1 million to United Financial-Montana Capital Trust I (the “Trust”). The Trust issued preferred securities, as part of a pooled issue, with an aggregate liquidation amount of $3.0 million ($1,000 per capital security) to third-party investors. The junior subordinated debentures and cash are the sole assets of the Trust. The preferred securities are includable as Tier I capital for regulatory capital purposes. The offering price was $1,000 per capital security. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a semi-annual basis, which are included in interest expense. The variable interest rate resets on January 25 and July 25 of each year, based upon six month LIBOR plus 3.75%. The interest rate reset on January 25, 2005 was 6.71%. The junior subordinated debentures and preferred securities will mature on July 25, 2031. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, after five years at decreasing premiums with the permission of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). United has provided a full and unconditional guarantee of the obligations of the Trust in the event of the occurrence of an event of default, as defined. Debt issuance costs totaling $118,812 were capitalized related to the debenture offering and are being amortized over the 10-year non-premium callable life of the preferred securities.

        In accordance with newly issued accounting pronouncements, for periods ending after March 15, 2004, United will no longer consolidate the Trust in its financial statements. See Part IV, Item 15. – “Notes to Consolidated Financial Statements – Subordinated Debentures.”

Other Activities

        In December 2003, Heritage Bank formed Heritage Northwest, Inc., a mortgage banking company in Bellingham, Washington, which began operations in the spring of 2004. Management of United has made the decision to terminate these operations in Bellingham as of March 2005. At December 31, 2004, this subsidiary had total assets of $.1 million. As the amount of assets and revenue involved has been determined to be insignificant to United, no discontinued operations reporting is reflected in the financial statements included in this report with regard to this subsidiary. United does not expect to assume any material liabilities as a result of the termination of operations.

        In December 2004, Heritage Bank incorporated a second wholly-owned subsidiary, HPM, Inc. to acquire land and a building for a new Great Falls drive-up location, which it will then lease back to Heritage Bank. The total cost of the land and building acquired by HPM, Inc. in December 2004 was $.6 million. Heritage Bank expects to begin operating the drive-up location in April 2005.

Market Area

        Great Falls, the county seat of Cascade County and a regional trade center, is one of the largest cities in Montana. The estimated 2004 Great Falls and Cascade County populations were approximately 57,000 and 80,000, respectively. The economy of Great Falls is largely based on agriculture, health care and Department of Defense activities. Malmstrom Air Force Base (“MAFB”), which employs approximately 4,000 people, is the largest employer in Great Falls and Cascade County. Any significant reduction in size or closure of MAFB would likely adversely affect United and its results of operations and financial condition. MAFB is home to 200 of the nation’s 500 land based intercontinental ballistic missiles.

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

Competition

        Heritage Bank, like other depository institutions, is operating in a rapidly changing environment and, therefore, faces considerable competition in the attraction of deposits and the origination of loans. Historically, the most direct competition for deposits has come from savings banks, credit unions and commercial banks. There are approximately 45 depository institutions, commercial banks, credit unions and savings banks with offices in Heritage Bank’s Montana market areas. In addition to these entities, United estimates there are approximately 35 mortgage companies directly competing with its real estate originators in the Montana market area. Non-depository financial service organizations, primarily in the securities and insurance industries, have also become competitors for retail savings and investment funds. Heritage Bank’s deposit programs compete with money market mutual funds, government securities and other investment alternatives. Heritage Bank competes for deposits by offering a variety of deposit accounts at interest rates based upon market conditions, convenient business hours, quality service and convenient branch locations.

Employees

        At February 29, 2005, Heritage Bank employed 123 full-time employees and 30 part-time employees. Heritage Bank maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, paid sick leave, disability, life insurance and 401K retirement plans. Heritage Bank’s employees are not represented by any collective bargaining group. See Part IV, Item 15. – “Notes to Consolidated Financial Statements – Employee Benefit Plans.” United, as a parent company, has no paid employees.

Executive Officers of the Registrant

        The following table sets forth information with respect to the executive officers of United. All executive officers are elected annually by the Board of Directors. There are no arrangements or understandings between individual officers and any other person pursuant to which he or she was elected as an officer.

Name	Age	Position Held

Kurt R. Weise	48	Chairman, President and Chief Executive Officer of United; Director and Vice President of Heritage Bank

Kevin P. Clark	49	Director, Secretary and Senior Vice President of United; Director, President and Chief Executive Officer of Heritage Bank

Steve L. Feurt	49	Director, Senior Vice President and Chief Credit Officer of United; Director, Executive Vice President and Senior Lending Officer of Heritage Bank

Paula J. Delaney	44	Chief Financial Officer of United; Director and Vice President of Heritage Bank

        Mr. Weise has served as Chief Executive Officer of United since 1999 and Chairman of United since 2003. Mr. Weise has served as President and director of United, and director and Vice President of Heritage Bank since 1998. Mr. Weise’s term of office as a director of United expires at United’s annual shareholder meeting in 2006. Mr. Weise also serves as President of Central Financial Services (“CFS”), a bank-consulting firm and President of Central Bancshares, Inc. (“Central Bancshares”). Central Bancshares is the parent company of Central Bank, located in Stillwater, Minnesota. Central Bancshares and CFS are both wholly owned by United’s largest shareholder.

        Mr. Clark has served as Senior Vice President and Secretary of United, and director, President and Chief Executive Officer of Heritage Bank, since 1998. Mr. Clark’s term of office as a director of United expires at United’s annual shareholder meeting in 2006.

        Mr. Feurt has served as Senior Vice President and Chief Credit Officer of United, and director and Executive Vice President and Senior Lending Officer of Heritage Bank, since 1998. Mr. Feurt has served as a director of United since 1998. His term of office as a director of United expires at United’s annual shareholder meeting in 2005.

        Ms. Delaney has served as Chief Financial Officer of United since 2001, and as Vice President of Heritage Bank since 1998. Ms. Delaney has served on the Heritage Bank board since 2000. Previously, Ms. Delaney was employed in public accounting from 1984 to 1998, with Hamilton Misfeldt & Co. P.C., a Great Falls, Montana based public accounting firm.

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

        Bank holding companies are subject to certain limitations on redemption of common stock or other equity securities. In addition, the FRB has issued regulations setting minimum capital standards for bank holding companies. Depending on the capital classification of a bank holding company, it may be restricted from engaging in certain non-bank activities or from acquiring interests in additional banks or other depository institutions. As of December 31, 2004, United met the limitations on redemption of common stock and the minimum capital requirements issued by the FRB.

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

        United does not believe that the Financial Services Modernization Act has negatively affected its operations in the near-term. However, to the extent that the legislation permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this legislation may increase the amount of competition from larger institutions and other types of companies with substantially greater resources and a wider variety of financial products than United currently offers.

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

        United and its subsidiaries are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between the affiliates are subject to certain restrictions. Accordingly, United and its respective subsidiaries must comply with Sections 23A and 23B of the Federal Reserve Act (the “FRA”). Generally, these sections restrict “covered transactions” (i.e., loans, purchases of assets, guaranties and similar transactions) to a percentage of the depository institution’s capital and surplus, require that such transactions be appropriately collateralized and require that such transactions be on terms as favorable to the depository institution as transactions with non-affiliates. Loans to insiders (officers, directors and 10% shareholders) of a depository institution are subject to Sections 22(g) and (h) of the FRA and regulations thereunder. Among other things, such loans must be made on terms substantially the same as loans to non-insiders.

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

        Depository Institution Subsidiary—Heritage Bank.   Effective January 1, 2001, Heritage Bank became a Montana-chartered commercial bank. As such, Heritage Bank is subject to regulation and supervision by the Montana Department of Commerce, Division of Banking and Financial Institutions (the “Montana Division”) and the FDIC. Heritage Bank’s deposits are insured by the FDIC up to $100,000.

        The Montana statutes and regulations place limitations on the business and other activities of Heritage Bank which may be more restrictive than limitations applicable to depository institutions that are not state-chartered commercial banks. In particular, and among other limitations, the establishment and operation of new branch offices, is limited by, and subject to approval by, the Montana Division. In addition, state-chartered commercial banks are generally not authorized to make investments in the capital stock of any corporation, or to make other investments in equity securities or to engage in securities or insurance activities. A Montana bank may acquire shares of stock in an affiliate or subsidiary, the business activities of which are limited to those allowed by law for a bank. Some federally chartered depository institutions located in Montana may engage in such activities without regard to state law.

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

        The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required federal banking regulators to adopt regulations in a number of specific areas to insure depository institution safety and soundness, including internal controls, credit underwriting, asset growth, management compensation, asset quality and earnings performance. FDICIA also contains provisions intended to change independent auditing requirements, to restrict the activities of certain insured depository institutions, to change various consumer banking laws and to limit the ability of “under-

capitalized banks” to borrow from the FRB’s discount window or to acquire brokered deposits. Heritage Bank is in compliance with applicable FDICIA regulations as of December 31, 2004.

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

        Heritage Bank is subject to certain federal consumer laws, including the Community Reinvestment Act of 1977, as amended (“CRA”), and other fair lending laws and regulations which impose nondiscriminatory lending requirements on insured depository institutions. In recent periods, federal regulatory agencies have sought a more rigorous enforcement of the CRA and other fair lending laws and regulations. A successful challenge to a depository institution’s performance under the CRA and related fair lending laws and regulations could result in a variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief and the imposition of restrictions on mergers and acquisitions or other activities of the depository institution or the holding companies controlling such depository institutions. Private parties may also have the ability to challenge an institution’s performance under the fair lending laws in private class action litigation. Heritage Bank’s most recent rating under CRA is satisfactory. The next CRA exam is scheduled for May 2005.

        Federal regulatory banking agencies have also established uniform capital requirements for all insured depository institutions. An insured depository institution that does not achieve and maintain required capital levels may be subject to supervisory action through the issuance of capital directives, cease and desist orders or other written orders or agreements with the appropriate federal banking agency. Failure of an insured depository institution to meet the required capital levels may also prohibit or limit the ability of a bank holding company controlling such institution to engage in merger and acquisition activities or other expansion activities. As of December 31, 2004, Heritage Bank met the “well capitalized” requirements issued by the applicable federal banking agency.

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

        For 2004, the FDIC assessment rate for Heritage Bank decreased each quarter from 1.54 basis points per $100 of insured deposits during the first quarter, to 1.46 basis points for the fourth quarter. As a result, Heritage Bank’s 2004 FDIC deposit insurance premium was approximately $.1 million. FDIC has published assessment rates for the first quarter of 2005, per $100 of insured deposits, of 1.44 basis points.

        State Lending Limits.   As of January 1, 2001, Heritage Bank became subject to a State of Montana lending limit of 20% of capital. The maximum aggregate amount of loans outstanding to a single borrower at Heritage Bank at December 31, 2004 and 2003 was approximately $2.2 million and $2.4 million, respectively. At December 31, 2004 and 2003 Heritage Bank was in compliance with the State of Montana lending limit.

        Capital Adequacy.   FDIC emphasizes capital as a measure of performance and establishes a rigid regulatory scheme based almost entirely on capital levels. Banks are assigned to one of five capital categories depending on their total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Banks which are deemed to be “undercapitalized” are subject to certain mandatory supervisory corrective actions. The five statutory capital categories established by FDIC are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Heritage Bank’s capital position exceeded the definition of “well capitalized” as of December 31, 2004. FDIC also mandates that regulations be promulgated adding other risk-based capital requirements covering (a) concentrations of credit risk, (b) risks from nontraditional activities and (c) the capital impact of fair value adjustments associated with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” See Part IV, Item 15 – “Notes to Consolidated Financial Statements – Regulatory Matters.”

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

        Corporate Governance. United regularly monitors developments in the area of corporate governance. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) establishes a number of new corporate governance standards and disclosure requirements. The Securities and Exchange Commission (the “SEC”) has issued additional rules to implement the Sarbanes-Oxley Act. In addition, Nasdaq adopted changes to its corporate governance and listing standards. United has reviewed its governance policies and practices against the requirements of the Sarbanes-Oxley Act, related SEC rules and Nasdaq’s listing standards. As a result, United has taken steps to implement those rules and listing standards. In particular, United has:

     Established a Nominating Committee and adopted a Nominating Committee Charter;
     Adopted a Code of Ethics and Business Conduct applicable to directors, officers and employees of the Company and of Heritage Bank;
     Amended its Audit committee Charter;
     Adopted a Compensation Committee Charter; and
     Commenced holding regularly scheduled meetings of United’s non-management directors, separate from management.

United’s Audit, Compensation and Nominating Committee charters can be obtained by visiting United’s website and clicking on the Corporate Governance link on the home page www.ufcmontana.com, or by writing to: United financial Corp., c/o Investor Relations, P.O. Box 2779, Great Falls, MT 59403.

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

        Federal legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations could no longer calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations were required to compute their deduction based on actual charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also required savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional current tax liability. At December 31, 2004, Heritage Bank’s bad debt reserve for tax purposes was approximately $3.5 million. For additional information regarding federal and state income taxes, see Part IV, Item 15 – “Notes to Consolidated Financial Statements – Income Taxes.”

Item 2.   PROPERTIES

        At December 31, 2004, United owned 13 of its 16 offices, including its headquarters and other property having an aggregated book value including land of approximately $6.9 million, and leased the remaining branches. Five locations are leased, including four building leases and one land lease. The following schedule provides property information for the United’s locations as of December 31, 2004.

(Dollars in thousands)	Properties Leased	Properties Owned	Net Leasehold Improvements	Net Book Value Owned
Heritage Bank:
Great Falls (22,800 sq.ft.)	1	3	$2	$2,584
Billings (4,900 sq. ft.)	1	1	—	1,443
Bozeman (4,000 sq. ft.)	—	1	—	1,215
Missoula (3,600 sq. ft.)	—	1	—	772
Havre (2,400 sq. ft.)	—	1	—	240
Libby (1,250 sq. ft.)	—	1	—	152
Chester (1,800 sq. ft.)	—	1	—	147
Shelby (2,800 sq. ft.)	—	1	—	103
Fort Benton (5,000 sq. ft.)	—	1	—	107
Glendive (4,000 sq. ft.)	—	1	—	103
Geraldine (4,350 sq. ft.)	—	1	—	67
Kalispell (2,500 sq. ft.)	1	—	78	—
Hamilton (1,200 sq. ft.)	1	—	—	—

Total Montana locations	4	13	$80	$6,933

Heritage Northwest Inc:
Bellingham (1,025 sq.ft.)	1	—	$4	—

The Great Falls lease expires in June 2005, and will not be renewed. Heritage Bank has purchased property to replace the Great Falls leased facilities, through its subsidiary HPM, Inc. See Part I, Item 1, “Business – Other Activities.” Heritage Bank is currently attempting to sublease the vacated space in Bellingham.

Item 3.   LEGAL PROCEEDINGS

        Although United was not involved in any material pending litigation as of February 28, 2005, it is from time to time named in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United’s consolidated financial position, results of operations, or liquidity.

Item 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2004.

PART II

Item 5.   MARKET FOR UNITED’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        United common stock is quoted on the Nasdaq National Market under the symbol “UBMT.” The closing sale price per share of UFC common stock on February 25, 2005 was $24.07.

Shareholder Data

        As of February 17, 2005, there were approximately 200 owners of record of United common stock and an estimated 1,000 additional beneficial holders whose shares of United common stock were held in street name by brokerage houses.

Common Stock Market Prices

        The quarterly (high and low) sale prices for United’s common stock on the Nasdaq National Market during the past two years were as follows. All prices have been adjusted for the effect of the June 2002 10% stock dividend and the June 2003 50% stock dividend.

	2004		2003
	United Stock Price		United Stock Price
	High	Low	High	Low
First Quarter	$28.77	24.80	$24.74	$21.99
Second Quarter	25.91	22.93	28.45	16.69
Third Quarter	24.43	22.42	24.90	17.21
Fourth quarter	24.71	23.24	26.92	23.20

Dividend Payment History on United Common Stock

        United paid the following cash dividends for each of the four quarters of 2004 and 2003, adjusted for the 10% stock dividend in June 2002 and the 50% stock dividend in June 2003:

	2004	2003
First Quarter	$.27	$.18
Second Quarter	1.27	.18
Third Quarter	.27	.27
Fourth quarter	.27	.27

	$2.08	$.90

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

Item 6.   SELECTED FINANCIAL DATA

Five Year Summary of Operations and Selected Financial Data

(Dollars in thousands, except per share data)	As Of And For The Years Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Interest income	$18,165	$17,808	$19,513	$22,022	$21,077
Interest expense	5,153	5,955	9,182	12,424	12,390

Net interest income	13,012	11,853	10,331	9,598	8,687
Provision for loan losses	70	778	1,115	1,387	1,330

Net interest income after provision
for loan losses	12,942	11,075	9,216	8,211	7,357
Non-interest income	4,427	6,184	4,648	4,142	3,093
Non-interest expense	11,089	11,492	9,747	8,795	7,519

Income from continuing operations
before income taxes	6,280	5,767	4,117	3,558	2,931
Provision for income taxes	2,362	1,938	1,562	1,411	1,104

Income from continuing operations	3,918	3,829	2,555	2,147	1,827
Income from discontinued operations	—	891	400	228	177

Net income	$3,918	$4,720	$2,955	$2,375	$2,004

Per Share Data(1):
Basic earnings per share	$1.61	$1.93	$1.21	$.94	$.74
Diluted earnings per share	1.56	1.88	1.20	.94	.74
Book value per share	12.57	13.29	12.50	11.72	11.24
Dividends per common share	2.08	.90	.67	.63	.63
Shares used to calculate per share
data (Book value)	2,437	2,437	2,439	2,439	2,665
Shares used to calculate per share
data (Earnings – basic)	2,435	2,440	2,439	2,516	2,718
Shares used to calculate per share
data (Earnings – diluted)	2,514	2,511	2,468	2,524	2,718
Financial Condition Data(2):
Assets from continuing operations	$347,140	$304,817	$303,590	$317,826	$297,362
Assets from discontinued operations	—	—	74,483	64,997	66,439
Net loans and loans held for sale	270,797	231,062	224,164	222,402	210,151
Investment securities	38,949	43,279	43,526	53,484	51,250
Deposits	258,335	227,514	225,230	223,703	198,500
FHLB advances	44,794	31,000	34,000	48,500	52,175
Other borrowings and securities sold
under agreements to repurchase	7,498	7,889	13,487	11,604	12,616
Stockholders’ equity	30,628	32,381	30,476	28,597	29,947
Selected Financial Ratios and Other Data:
Return on average assets	1.18%	1.51%	.95%	.78%	.70%
Return on average stockholders’ equity	12.73	14.96	10.06	8.21	6.87
Net interest margin	4.22	4.03	3.57	3.36	3.34
Efficiency ratio (3)	63.59	63.71	65.07	64.01	63.83
Net charge-offs to average loans	.05	.06	.36	.27	.44
Nonperforming loans to total loans	.15	.36	.30	.46	.42
Allowance for loan losses to total loans	1.38	1.63	1.45	1.28	.96
Nonperforming loans to allowance for loan losses	10.85	21.89	20.51	35.96	43.78
Average equity to average assets	9.29	10.09	9.46	9.50	10.20
Dividend payout ratio	129.18	46.23	54.30	66.40	85.52

(1)	All years have been restated for the effect of the June 2002 10% stock dividend, and the June 2003 50% stock dividend.
(2)	At year end.
(3)	Non-interest expense /(net interest income + non-interest income).

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of United’s financial condition and results of operations should be read in conjunction with “Selected Financial Data” and its financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. United’s actual results could differ significantly from those projected in the forward-looking statements as a result of certain factors, including those discussed in “Cautionary Statement” and elsewhere in this report. United assumes no obligation to update the forward-looking statements or such factors.

Selected United Financial Data

        The following results of operations for 2004, 2003 and 2002 is derived from the audited consolidated financial statements.

(In thousands, except per share data)	December 31,	December 31,	December 31,
	2004	2003	2002
Interest income	$18,165	$17,808	$19,513
Interest expense	5,153	5,955	9,182

Net interest income	13,012	11,853	10,331
Provision for loan losses	70	778	1,115

Net interest income after
provision for loan losses	12,942	11,075	9,216
Non-interest income	4,427	6,184	4,648
Non-interest expense	11,089	11,492	9,747

Income from continuing operations
before income taxes	6,280	5,767	4,117
Provision for income taxes	2,362	1,938	1,562

Income from continuing operations	3,918	3,829	2,555
Income from discontinued operations	—	891	400

Net income	$3,918	$4,720	$2,955

Basic earnings per share
Continuing operations	$1.61	$1.57	$1.05
Discontinued operations	—	.36	.16

Net income	$1.61	$1.93	$1.21

Weighted average shares
outstanding – basic	2,435	2,440	2,439

Diluted earnings per share
Continuing operations	$1.56	$1.53	$1.04
Discontinued operations	—	.35	.16

Net income	$1.56	$1.88	$1.20

Weighted average shares
outstanding – diluted	2,514	2,511	2,468

Results of Operations for the Year Ended December 31, 2004

        United’s net income for the year ended December 31, 2004 was $3.9 million, or basic and diluted earnings per share of $1.61 and $1.56, respectively. This compares to net income of $4.7 million, or basic and diluted earnings per share of $1.93 and $1.88, respectively, in 2003 and to net income of $3.0 million, or basic and diluted earnings per share of $1.21 and $1.20, respectively, in 2002.

        During 2004, United’s continuing operations contributed $3.9 million in net income or $1.56 per diluted share, compared to $1.53 per diluted share in 2003 and $1.04 per diluted share in 2002.

        Net interest income increased $1.1 million to $13.0 million in 2004, or 9.8%, and the provision for loan losses decreased $.7 million, resulting in a total increase of $1.9 million, or 16.9%, in net interest income after provision for loan losses. Non-interest income decreased $1.8 million, or 29.0%, in 2004 to $4.4 million over 2003, due to a record gain on sale of loans by United’s mortgage lending activities in 2003. The $.4 million decrease in non-interest expense in 2004 includes a $.3 million decrease in salaries and commissions, a $.1 million increase in occupancy costs and a $.2 million decrease in marketing and business development costs.

        The $.8 million decrease in income from discontinued operations in 2004 was the result of the sale of United’s majority-owned subsidiary Valley Bancorp Inc. in July 2003. For more details on this transaction, see “Discontinued Operations” in this report.

        United’s results of operations for the year ended December 31, 2004 were impacted favorably by consistent new origination mortgage lending volumes, an improved net interest margin and a gain on sale of investment securities. Interest rates were relatively stable in 2004, with a gradual 1.15% increase of the federal funds rate by the Federal Reserve Board in the third and fourth quarters of 2004.

        United’s subsidiary, Heritage Bank, experienced a significant increase in net loan volumes in 2004 of $37.8 million, a 16.6% increase in net loans over 2003. In the current low rate environment, Heritage Bank has focused on its strengths as a community service bank to remain competitive and retain favorable client relationships. Total loans secured by real estate were up $25.1 million in 2004 over 2003. Commercial loans were also up $8.4 million and consumer loans have increased $2.7 million for the same time period.

        The mortgage re-finance market softened in 2004, as compared to 2003, however, the new origination market remained strong. Mortgage loans originated in 2004 were $142.4 million or $169.6 million less than 2003 levels. The related gain on sale of residential loans on the secondary market at Heritage Bank was $2.8 million in 2004, a 44% decrease from 2003, which was a record year of $5.0 million.

        Interest rate margins at Heritage Bank rose 19% to 4.22% in 2004 from 4.03% in 2003. Average yields on interest-earning assets declined 17% in 2004 as compared to 2003, while average rates on interest-bearing liabilities decreased .45%. This resulted in a change in interest rate spread of .28% from 3.58% in 2003 to 3.86% in 2004.

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

(Dollars in thousands, except for share amounts)	2004		2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$3,917	$3,865	$4,720	$4,661	$2,955	$2,873

Basic earnings per share:
Continuing operations	$1.61	$1.59	$1.57	$1.55	$1.05	$1.02
Discontinued operations	—	—	.36	.36	.16	.16

	$1.61	$1.59	$1.93	$1.91	$1.21	$1.18

Diluted earnings per share:
Continuing Operations	$1.56	$1.54	$1.53	$1.51	$1.04	$1.00
Discontinued Operations	—	—	.35	.35	.16	.16

	$1.56	$1.54	$1.88	$1.86	$1.20	$1.16

        In December 2004, FASB issued SFAS No 123 (R) (revised 2004), Share-Based Payment. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

        A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

        The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, the incremental value of compensation cost will be recognized

        As a public company, this Statement becomes effective for United for its interim period ended September 30, 2005. United will continue to use the same fair value based method to compute stock-based employee compensation as was used in prior years for disclosure purposes under SFAS No. 123. As of December 31, 2004, management estimates the total stock-based employee compensation expense that United will report for the quarter ended September 30, 2005 will be approximately $22,000.

        United has also identified its accounting method for securities available-for-sale to be a critical accounting policy. Securities available-for-sale are carried at fair value and unrealized gains and losses (net of related tax effects) are excluded from earnings and reported as a separate component of stockholders’ equity. While fair values are determined per market quotes from independent brokers and not subject to management estimation, the carrying value of the securities is subject to market variations. At December 31, 2004 and 2003, the unrealized gain on securities available-for-sale to mark them to market was $.1 million and $.5 million, respectively. (See Part IV, Item 15- “Notes to Consolidated Financial Statements- Securities Available-For-Sale”).

        Discontinued Operations.   On July 31, 2003, United sold its majority-owned subsidiary, Valley Bancorp Inc. (“Valley”), to Marquette Financial Companies. An after-tax gain of $714,129 was recorded on the sale, and along with the results of operations of Valley, is recorded within the consolidated income statement as net income from discontinued operations. All previously issued consolidated financial statements have been restated to also disclose the assets, liabilities, and operations of Valley as discontinued operations. Valley’s discontinued operations resulted in income net of tax of $890,716, or $.35 per diluted share, during 2003, and $400,061, or $.16 per diluted share, during 2002.

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

The following table illustrates the changes in United’s net interest income due to changes in volume and changes in net interest income due to changes in rates:

(Dollars in thousands)	Year Ended December 31, 2004 vs. 2003				Year Ended December 31, 2003 vs. 2002
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest-earning assets:
Loans	$1,731	$(1,030)	$(113)	$(588)	$875	$(1,461)	$(78)	$(664)
Investment and mortgage
backed securities	(38)	(32)	1	(69)	(424)	(565)	94	(895)
Other interest-earning
assets	(134)	(52)	24	(162)	(1)	(148)	(—)	(147)

Total interest-earning
assets	$1,559	$(1,114)	$(88)	$357	$452	$(2,174)	$16	$(1,706)
Interest-bearing liabilities:
Interest-bearing demand	27	(59)	(7)	(39)	54	(164)	(24)	(134)
Savings deposits	24	(195)	(8)	(179)	95	(448)	(42)	(395)
Time deposits	(44)	(590)	8	(626)	(167)	(1,175)	42	(1,300)
Borrowings	426	(313)	(71)	42	(651)	(951)	204	(1,398)

Total interest-bearing
liabilities	$433	$(1 157)	$(78)	(802)	$(669)	$(2,738)	$180	(3,227)

Net interest income	$1,126	$43	$(10)	$1,159	$1,121	$564	$(164)	$1,521

        The following tables set forth average balances for interest-earning assets and interest-bearing liabilities, the interest and yield on interest-earning assets, the interest and rate paid on interest-bearing liabilities, the net interest income and net interest spread, and the net interest margin for the years indicated:

Average Balance Sheet (Dollars in thousands)

	Year Ended December 31, 2004
	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)	$256,512	$16,445	6.41
Investment and mortgage-backed
securities	40,133	1,586	3.95%
Other interest-earning assets	11,860	134	1.13%

Total interest-earning assets	308,505	18,165	5.89%
Non-interest-earning assets	22,686

Total assets	$331,191

Interest-bearing liabilities:
Interest-bearing demand	$32,351	$194.60%
Savings deposits	59,925	448.75%
Time deposits	107,603	2,791	2.59%
Borrowings	54,105	1,720	3.18%

Total interest-bearing liabilities	$253,984	5,153	2.03%

Stockholders’ equity	$30,773

Net interest income		$13,012

Net interest spread			3.86%
Net interest margin(2)			4.22%

(1)	Includes nonaccrual loans.
(2)	Computed on a fully taxable basis, without regard to tax equivalent yields.

Average Balance Sheet (Dollars in thousands)

	Year Ended December 31, 2003
	Average Balance	Interest	Average Yield/Rate
Interest earning assets:
Loans (1)	$231,260	$15,857	6.86%
Investment and mortgage-backed
securities	41,083	1,655	4.03%
Other interest-earning assets	21,631	296	1.37%

Total interest-earning assets	293,974	17,808	6.06%
Non-interest-earning assets	18,896

Total assets	$312,870

Interest-bearing liabilities:
Interest-bearing demand	$29,039	233	.80%
Savings deposits	57,671	627	1.09%
Time deposits	109,018	3,416	3.13%
Borrowings	44,678	1,679	3.76%

Total interest-bearing liabilities	$240,406	5,955	2.48%

Stockholders’ equity	$31,557

Net interest income		$11,853

Net interest spread			3.58%
Net interest margin(2)			4.03%

Average Balance Sheet (Dollars in thousands)

	Year Ended December 31, 2002
	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans (1)	$219,629	$16,520	7.52%
Investment and mortgage-backed
securities	48,073	2,550	5.30%
Other interest-earning assets	21,570	443	2.05%

Total interest-earning assets	289,272	19,513	6.75%
Non-interest-earning assets	21,383

Total assets	$310,655

Interest-bearing liabilities:
Interest-bearing demand	$25,326	$367	1.45%
Savings deposits	52,766	1,022	1.94%
Time deposits	113,016	4,716	4.17%
Borrowings	55,458	3,076	5.55%

Total interest-bearing liabilities	$246,566	9,181	3.72%

Stockholders’ equity	29,389

Net interest income		$10,332

Net interest spread			3.02%
Net interest margin(2)			3.57%

(1)	Includes nonaccrual loans.
(2)	Computed on a fully taxable basis, without regard to tax equivalent yields.

        Interest-Earning Assets.   The yield earned on loans outstanding (including residential mortgage loans held-for-sale) during 2004 was 6.41% compared to 6.86% in 2003 and 7.52% in 2002. Increased volume of loans more than offset decreased rates on loans from 2003 to 2004, causing the total interest income on loans to increase to $16.4 million for 2004 compared to $15.9 million for 2003 and $16.5 million for 2002. The yield earned on taxable securities decreased to 3.95% in 2004 from 4.03% in 2003 as longer term securities earning a higher rate matured and were replaced at current, lower rates. The average other interest-earning assets balances decreased $ 9.7 million during 2004 to $11.9 million compared to 2003, and the yield earned on these assets declined .24% to 1.13%. The total yield earned on all interest-earning assets declined to 5.89% in 2004 from 6.06% and 6.75% for the years 2003 and 2002, respectively. As discussed above, the decline is due to continued decreases in interest rates, refinancing of higher rate loans, and the maturity of higher rate securities.

        Interest-Bearing Liabilities.   The rate paid for each category of interest-bearing liabilities continued to decrease during 2004 although not as significantly as during 2003 and 2002. The yield on interest-bearing demand deposit accounts decreased to .60% in 2004 compared to .80% and 1.45% in 2003 and 2002, respectively. The yield on savings deposits decreased to .75% in 2004 compared to 1.09% and 1.94% in 2003 and 2002, respectively. Average rates on certificates of deposit also declined to 2.59% during 2004 from 3.13% in 2003 and 4.17% in 2002. As certificates of deposit matured during 2004, they were either not renewed or replaced at lower rates. Borrowings had a decline in rate, but increases in volume and interest expense in 2004 compared to 2003. For all interest-bearing liabilities, the average rate paid decreased to 2.03% in 2004 from 2.48% in 2003 and 3.72% in 2002.

        Net interest income for the year ended December 31, 2004 was $13.0 million, an increase of $1.1 million from $11.9 million in 2003, which was $1.6 million higher than 2002. The net interest margins for the periods ended December 31, 2004, 2003 and 2002 were 4.22%, 4.03% and 3.57%, respectively.

        The following factors affected United’s interest yields, margins, and spread when comparing the year ending December 31, 2004, to the same period for 2003. During 2003, the national federal funds interest rate and United’s prime rate, experienced one decline of .25% in June 2003. In 2004 by comparison, these rates increased by .25% in the first six months of the year and increased another .90% in the second six months of 2004. In addition, both interest-earning assets and interest-bearing liabilities have seen a change in the mix of their respective components. Interest spread and interest margins increased in 2004 compared to 2003, while yields and costs declined under the same comparison.

        Loan volumes increased in 2004 with a decrease in volumes of investment securities and other assets, which was also consistent with the results in 2003. Borrowing volumes were up in 2004 and down in 2003, with rates decreasing in both years. In 2004 and 2003, volumes of time deposits were down with respective increases in volumes of interest-bearing demand and savings deposits.

        Provision for Loan Loss.   United provided $.1 million for loan losses in 2004 compared to $.8 million in 2003 and $1.1 million in 2002. The significant decrease in the loan loss provisions in 2004 reflected management’s estimate of improvement in loan quality.

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

        Non-Interest Income.   In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income decreased by $1.8 million, or 29.0%, in 2004 to $4.4 million compared to $6.2 million in 2003 and $4.6 million in 2002, principally due to the level of fees from the real estate production activity at Heritage Bank in 2004, 2003 and 2002. United’s loan demand continued to be strong in the residential mortgage market, and particularly the purchase origination market, during 2004, as interest rates continued to be at levels which were attractive to customers in the residential mortgage market. As explained above, interest income and interest margins improved in 2004 as compared to 2003 and 2002. Based on the number of loans originated in 2004 and 2003, purchase originations were down only 11.0% in 2004 over 2003. United has seen a significant decline, however, in its residential mortgage refinancing market. Again based on number of loans originated in 2004 and 2003, refinances were down 69.1% in 2004 compared to 2003. Gain on sale of loans decreased $2.2 million in 2004, to $2.8 million from a record $5.0 million in 2003. This decrease was a direct result of the decline in the real estate mortgage refinancing market mentioned above. The following table illustrates the comparison of number of loans originated in 2004 and 2003.

	Number of Loans Originated

	December 31, 2004	December 31, 2003	% Change

Purchase originations	687	772	(11.0)%
Refinance originations	451	1,461	(69.1)%

Total	1,138	2,233

        Non-Interest Expense.   Non-interest expense decreased $ .4 million, or 3.5%, to $11.1 million from 2003 to 2004, and increased $1.8 million, or 18.6%, to $11.5 million from 2002 to 2003. Salary and employee benefit expense decreased $.3 million to $6.6 million from 2003 to 2004 and increased $1.5 million to $6.9 million in 2003 over 2002 in part due to commissions paid to loan originators in Heritage Bank’s mortgage banking department. Commissions decreased $.7 million in 2004 to $1.2 million, compared to $1.9 million in 2003. The increase in 2003 was $.6 million, up from $1.3 million in 2002. Occupancy and equipment expenses increased $.1 million in each of 2004 and 2003, respectively.

Financial Condition

        The following balance sheet information as of December 31, 2004 and 2003 is derived from the audited consolidated financial statements.

	December 31, 2004	December 31, 2003

Assets
Cash and cash equivalents	$19,187	$13,514
Securities available-for-sale	38,949	43,279
Loans held for sale	5,786	3,883
Loans receivable, net	265,011	227,179
Other assets	18,207	16,962

Total assets	$347,140	$304,817

Liabilities and Stockholders’ Equity
Non-interest-bearing deposits	$47,490	$36,550
Interest-bearing deposits	210,845	190,964

Total deposits	258,335	227,514
Federal Home Loan Bank advances	44,794	31,000
Subordinated debt	3,093	3,093
Accrued expenses and other liabilities	10,290	10,829

Total liabilities	316,512	272,436

Stockholders’ Equity	30,628	32,381

Total liabilities and
stockholders’ equity	$347,140	$304,817

        Loans Receivable and Loans Held for Sale.   Net loans receivable increased $37.8 million during 2004 to $265.0 million from $227.2 million at December 31, 2003. Construction loans increased $11.9 million to $29.1 million in 2004, agricultural and commercial real estate loans increased $9.9 million and $2.8 million to $40.7 million and $51.0 million, respectively, in 2004. The decrease in 5 or more residential loans was $ .1 million. Total loans secured by real estate increased $25.2 million to $151.3 million in 2004. Commercial non-mortgage loans increased $8.4 million to $62.4 million in 2004 and agricultural loans increased $ .6 million to $15.1 million in 2004. Consumer and other loans increased $3.6 million for an increase in total loans receivable of $37.8 million.

        Approximately 71% of the increase in net loans receivable was generated in Heritage Bank’s Billings, Bozeman and Kalispell branches. Billings is a new market for Heritage Bank in 2004 with Bozeman and Kalispell continuing to be robust markets. Another approximately 9% of the increase came from Heritage Bank’s Great Falls main branch, which was successful on several larger credits for new customers, and on loans for existing customers who have expanded their operations. Construction loans in the Great Falls branch have also increased as a function of low interest rates and a stable economy. The remaining increase of approximately 20% was spread proportionately between the remaining branches of Heritage Bank.

        The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgages, consumer loans secured by real estate, and various consumer installment loans. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $25.7 million and $32.8 million of participation and purchased loans as of December 31, 2004 and 2003, respectively. Nearly all of these loans are secured by properties outside the Montana market area.

        Heritage Bank sells and retains the servicing rights for a portion of its residential real estate loans to agencies of Montana such as the Montana Board of Investments and the Montana Board of Housing. Heritage Bank recognizes mortgage servicing rights as an asset regardless of whether the servicing rights are acquired or retained on loans originated and subsequently sold. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. As of December 31, 2004 and 2003, the carrying value of originated servicing rights was approximately $.5 million and $.3 million, respectively. Heritage Bank’s servicing portfolio as of December 31, 2004 was $69.3 million and as of December 31, 2003 was $49.9 million.

        During 2004, loans held for sale by Heritage Bank increased $1.9 million to $5.8 million at December 31, 2004 from $3.9 million at December 31, 2003. Approximately $142.4 and $312.0 million of loans were originated for sale and $143.3 and $325.9 million of loans were sold to the secondary market during 2004 and 2003, respectively.

Allowance For Loan Losses.   The following schedule details changes in United’s allowance for loan losses at December 31 for each of the five years indicated:

(Dollars in thousands)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

Balance beginning of year	$3,755	$3,113	$2,794	$2,011	$1,587
Provision for loan losses	70	778	1,115	1,387	1,330
Charge-offs:
Residential	(45)	—	(15)	(5)	(3)
Commercial	(90)	(76)	(697)	(422)	(893)
Consumer	(50)	(72)	(173)	(215)	(62)

Total charge-offs	(185)	(148)	(885)	(642)	(958)
Recoveries	68	12	89	38	52

Net charge-offs	(117)	(136)	(796)	(604)	(906)

Balance end of year end	$3,708	$3,755	$3,113	$2,794	$2,011

Allowance for loan losses to
total loans at year end	1.38%	1.63%	1.45%	1.28%	.96%

Net charge-offs to average
loans	.05%	.06%	.36%	.27%	.44%

        The following schedule allocates the loan loss reserve based on management’s judgment of potential losses in the respective areas. While management has allocated the reserve to various portfolio segments for purposes of this table, the reserve is general in nature and is available for the portfolio in its entirety.

(Dollars in thousands)	December 31, 2004		December 31, 2003		December 31, 2002

	Allowance	% of loans in each category to total loans	Allowance	% of loans in each category to total loans	Allowance	% of loans in each category to total loans

Real estate loans:
1 – 4 residential	$278	10.3%	$193	5.1%	$97	3.1%
5 or more residential	28	1.1	51	1.4	68	2.2
Construction	272	10.8	279	7.4	221	7.1
Commercial and agricultural	1,160	34.2	1,285	34.2	1,040	33.4
Non-real estate loans:
Commercial and agricultural	1,508	29.8	1,357	36.2	1,233	39.6
Consumer	347	13.8	590	15.7	454	14.6
Unallocated	115	—	—	—	—	—

Total	$3,708	100.0%	$3,755	100.0%	$3,113	100.0%

(Dollars in thousands)	December 31, 2001		December 31, 2000

	Allowance	% of loans in each category to total loans	Allowance	% of loans in each category to total loans

Real estate loans:
1 – 4 residential	$106	3.8%	$123	6.2%
5 or more residential	64	2.3	61	3.0
Construction	249	8.9	124	6.1
Commercial and agricultural	906	32.4	555	27.6
Non-real estate loans:
Commercial and agricultural	1,082	38.7	866	43.1
Consumer	387	13.9	282	14.0

Total	$2,794	100.0%	$2,011	100.0%

        Real Estate and Other Personal Property Owned. Total real estate and other personal property owned (“REO”) of United was $.3 million, $.7 million and $.6 million at December 31, 2004, 2003 and 2002, respectively. The schedule below details properties both held for sale and investment by United as of the dates indicated.

(Dollars in thousands)	December 31, 2004	December 31, 2003	December 31, 2002

REO held for sale	$195	$40	$54
Allowance for possible losses	—	—	—

Total REO held for sale	$195	$40	$54

REO held for investment	$—	$567	$567
Accumulated depreciation	—	(77)	(55)

REO held for investment	—	$490	$512

Total REO	$195	$530	$566

As a percent of total assets	.05%	17%	.15%

Other personal property
held for sale	$98	$148	$20

As a percent of total assets	.03%	.05%	.01%

        Securities Available-for-Sale.   United’s securities available-for-sale decreased $4.4 million to $38.9 million at December 31, 2004 compared to $43.3 million at December 31, 2003. In 2004, United’s purchases of securities available-for-sale were approximately $18.5 million while proceeds from sales, maturities and paydowns totaled approximately $22.5 million. United also recorded a decrease in unrealized gain in market values of approximately $.4 million in 2004, amortization of purchase premium of $.2 million and a realized gain on sales of $.2 million, before taxes.

        Cash and Cash Equivalents.   Cash and cash equivalents from continuing operations increased $5.7 million during 2004 to $19.2 million at December 31, 2004 from $13.5 million at December 31, 2003. Net cash from operating activities, or net income adjusted for non-cash items, was $2.0 million in 2004. Net cash from investing activities such as the net decrease in loans receivable and the net decrease in securities available-for-sale was $(35.1) million in 2004. Net cash from financing activities such as increases in deposits, net changes in borrowings and dividends paid to stockholders was $38.8 million, for a net increase in cash and cash equivalents for 2004 of $5.7 million.

        Other Assets.   Premises and equipment increased $1.0 million during 2004 due in part to the $.5 million cost to complete the construction of a new branch building in Billings, Montana for a new location opened in 2004. Another $.6 million was used to acquire land and a building to relocate the current drive up facility in Great Falls, Montana. Purchases of other premises and equipment totaling $.5 million consisted of equipment and computer upgrades at the main facilities and various branch locations. The purchases were offset by $.6 million in depreciation expense on existing premises and equipment.

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

(Dollars in thousands)	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000

Principal Balances:
Accruing loans past due
Over 90 days	$75	$324	$553	$294	$258
Non-accrual loans	327	498	86	708	623

Total	$402	$822	$639	$1,002	$881

Interest:
Due on non-accrual loans	$40	$128	$67	$83	$199
Included in income	none	none	none	none	none

        Heritage Bank is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as “substandard” (distinct possibility that some loss will be sustained), “doubtful” (high likelihood of loss), or “loss” (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with GAAP. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At December 31, 2004, United had $.3 million assets reported as doubtful and no assets classified as loss. At December 31, 2003, United had no reported doubtful assets and no assets classified as loss. At December 31, 2004, 2003 and 2002, United had $.1 million, $.6 million and $.6 million, respectively, of reported substandard assets. As a percent of total assets, substandard assets were approximately .01%, .20% and .16% at December 31, 2004, 2003 and 2002, respectively.

        Deposits and Borrowings.   United experienced a net increase in deposits of $30.8 million or 13.5% in 2004 as deposits grew to $258.3 million at Heritage Bank in 2004 from $227.5 million in 2003. The increase in deposits resulted from a combination of competitive rates on all deposit offerings, and Heritage Bank’s commitment to community banking, both of which have attracted depositors.

        FHLB advances increased $13.8 million in 2004 to $44.8 million from $31.0 million in 2003. Heritage Bank was able to repay $5.7 million in FHLB long term note advances in 2004 and received proceeds of $13.0 million on new FHLB long term note advances, for a net increase of $7.3 million. At December 31, 2004, the current established available FHLB advance credit line for Heritage Bank was 25% of its assets. The weighted average interest rate on FHLB advances was 3.41% and 4.05% at December 31, 2004 and 2003, respectively. Advances from the FHLB are secured by pledges of FHLB stock and a blanket assignment of Heritage Bank’s unpledged, qualifying mortgage loans, mortgage-backed securities and U.S. Government and federal agency securities.

        During 2004, Heritage Bank had a Cash Management Advance (CMA) credit facility with a maximum allowable advance of $75.3 million, subject to available collateral limits. The credit facility expires on February 24, 2006. During 2004, there were advances of $57.3 million and repayments of $50.8 million made on the CMA credit facility. The outstanding balance due as of December 31, 2004 was $6.5 million.

        United, at the parent company level, has a line of credit of $1.0 million with a correspondent bank at an interest rate of 1.50% and 1.75% over the federal funds rate, which totaled 3.69% and 2.69% at December 31, 2004 and 2003, respectively. This line is secured by United’s Heritage Bank stock and expires November 1, 2005. Interest is payable quarterly. Principal is payable at maturity. There was no principal balance outstanding at December 31, 2004 and 2003, respectively.

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

        The following table shows the contractual maturities of United’s loans as of December 31, 2004. The amounts reflected in the following table give no effect to assumptions regarding loan prepayments or payoffs. Loans with variable rates of interest are classified as due when the loan principal balances are contractually due, not when the interest rate reprices.

(Dollars in thousands)	December 31, 2004

	1 Year or Less	1 – 5 Years	5 Years and Beyond	Total

Loans secured by real estate:
Adjustable rate (all
property types)	$46,411	$61,012	$4,234	$111,657
Loans:
1-4 family residential	2,145	10,900	16,509	29,554
Multi-family and commercial	2,393	9,918	9,958	22,269
Construction and undeveloped
land	22,158	11,122	439	33,719

Loans secured by real
estate-fixed rate	26,696	31,940	26,906	85,542
Commercial non-real
estate(1)	7,153	23,527	7,447	38,127
Agricultural non-real estate	5,288	5,049	342	10,679
Consumer(2)	1,654	17,087	3,973	22,714

Gross loans	$87,202	$138,615	$42,902	$268,719

Gross loans due after December 31, 2005

Fixed interest rates	$116,271
Floating or adjustable rates
or balloon payments	65,246

$181,517

(1)	Includes loans on commercial savings accounts

(2)	Includes consumer loans secured by real estate

        The following table sets forth the book value, maturities and weighted average yield of United’s investment portfolio at the dates indicated:

(Dollars in thousands)	December 31, 2004

	1 Year or Less	1 – 5 years	5 – 10 years	10 years and beyond	Total

U.S. government and agencies	$—	$—	$2,007	$2,022	$4,029
Mortgage-backed securities	2	5,075	6,383	22,986	34,446
Municipal bonds	—	—	474	—	474

Total securities	$2	$5,075	$8,864	$25,008	$38,949

Weighted average yield	9.50%	4.29%	4.57%	4.01%	4.18%

	December 31, 2003

	1 Year or Less	1 – 5 years	5 – 10 years	10 years and beyond	Total

U.S. government and agencies	$—	$—	$2,516	$5,590	$8,106
Mortgage-backed securities	6	6,528	5,780	19,260	31,574
Municipal bonds	51	430	524	894	1,899
Other	—	1,105	548	47	1,700

Total securities	$57	$8,063	$9,368	$25,791	$43,279

Weighted average yield	5.31%	4.47%	4.58%	4.86%	4.73%

	December 31, 2002

	1 Year or Less	1 – 5 years	5 – 10 years	10 years and beyond	Total

U.S. government and agencies	$—	$2,045	$5,086	$1,004	$8,135
Mortgage-backed securities	320	1,182	4,984	25,255	31,741
Municipal bonds	—	598	—	1,400	1,998
Other	—	—	1,620	32	1,652

Total securities	$320	$3,825	$11,690	$27,691	$43,526

Weighted average yield	6.25%	5.42%	5.54%	5.35%	5.42%

        Stockholders’ Equity.   Stockholders’ equity at December 31, 2004 was $30.6 million, or 8.82% of total assets, a decrease of $1.8 million from $32.4 million, or 10.63% of total assets, at December 31, 2003. At December 31, 2004, book value was $12.57 per share. The decrease in stockholders’ equity is primarily due to the special $1 per share dividend paid in June 2004 of $2.4 million. Increases included net income of $3.9 million for 2004 and the issuance of employee stock options of $.2 million. Other decreases included the payment of $2.7 million in cash dividends on United’s common stock, treasury stock purchases of $.6 million, and a decrease in unrealized gain on securities available-for-sale of $.3 million.

Liquidity and Capital Resources

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

        United’s liquidity, represented by cash and cash equivalents, is a result of its operations, investing and financing activities. These activities are summarized below for the years ended December 31, 2004, 2003 and 2002.

(Dollars in thousands)	For the Year Ended December 31,
	2004	2003	2002

Net income from continuing operations	$3,917	$3,829	$2,555
Adjustments to reconcile net income from continuing
operations to net cash from continuing operations	(1,909)	10,551	(3,516)

Net cash from continuing operations	2,008	14,380	(961)
Net cash from discontinued operations	—	(732)	(437)

Net cash from operating activities	2,008	13,648	(1,398)
Net cash from investing activities	(35,121)	(5,909)	20,233
Net cash from financing activities	38,786	(15,260)	(7,638)

Net increase in cash and cash equivalents	5,673	(7,521)	11,197
Change in cash from discontinued operations	—	3,043	(12,650)
Cash and cash equivalents at beginning of year	13,514	17,992	19,445

Cash and cash equivalents at end of year	$19,187	$13,514	$17,992

        The primary investing activities of United are the origination of loans receivable and the purchase of investment securities, offset by the proceeds from maturities, calls, paydowns and sales of investment securities. During 2004 and 2003, loans receivable increased $38.3 and $15.1, respectively, which was a use of cash. In 2002, loans receivable decreased $7.7 million, which was a source of cash. Purchases of securities available-for-sale totaled $18.5 million, $38.6 million and $60.0 million in 2004, 2003 and 2002, respectively. During 2003 a net $8.3 million of cash was realized from the sale of Valley.

        During 2004, 2003 and 2002, investing activities were funded primarily by principal repayments on securities available-for-sale, the maturity of securities available-for-sale, and the sales of securities available-for-sale totaling $22.5 million, $40.7 million and $73.3 million, respectively.

        The major sources of cash flows from financing activities are increases in deposit accounts and additional borrowings. The major uses of cash flows from financing activities are withdrawals from deposit accounts, payments on borrowings, purchases of common stock, and payment of dividends to stockholders. For 2004, 2003, and 2002 the net increase (decrease) in cash flows from financing activities was $38.8 million, $(15.3) million and $(7.6) million, respectively.

        Heritage Bank’s most liquid assets are cash and cash in banks and highly liquid, short-term investments. The levels of these assets are dependent Heritage Bank’s operating, financing, lending, and investing activities during any given period.

        Liquidity management of Heritage Bank is both a daily and long-term function of United’s management strategy. Excess funds are generally invested in FHLB overnight funds. If Heritage Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances. At December 31, 2004 Heritage Bank had outstanding borrowings of $52.3 million which included $44.8 million of FHLB advances and $7.5 million of securities sold under agreements to repurchase. (See Part IV, Item 15-“Notes to Consolidated Financial Statements-Federal Home Loan Bank Advances and Securities Sold Under Agreements to Repurchase”). United has issued and outstanding $3.1 million of subordinated debt owed to trust. (See Part IV, Item 15-“Notes to Consolidated Financial Statements-Subordinated Debentures”).

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

        At the parent company level, in addition to the $1.0 million line of credit, another source of liquidity is the payment of dividends to the parent company from Heritage Bank. State banks, such as Heritage Bank, may pay dividends up to the total of the prior two years earnings without permission of State regulators. This restriction on the payment of dividends has not had, and is not expected in the future to have, an impact on the ability of the parent company to meet its cash obligations.

        Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios (set forth in the table below). As of December 31, 2004 United met all capital adequacy requirements to which it is subject.

	Actual		Minimum for capital adequacy purposes

(Dollars in thousands)	Amount	Ratio	Amount	Ratio

December 31, 2004:
Total capital	$35,694	12.33%	$23,158	8.0%
Tier I capital	32,075	11.08	11,579	4.0
Tier I leverage	32,075	9.33	13,755	4.0

Off-Balance Sheet Arrangements

        Heritage Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit and involve, to varying degrees, elements of credit risk. Heritage Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. Heritage Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

        Financial instruments outstanding at December 31 whose contract amounts represent credit risk include:

(Dollars in thousands)	2004	2003

Unused lines of credit	$52,887	$62,700
Commitments outstanding- variable rate	5,775	4,099
Unfunded commitments under credit card arrangements	2,373	2,563
Letters of credit	970	209

        The majority of Heritage Bank’s loans, commitments, and standby letters of credit have been granted to customers in Heritage Bank’s market area, primarily central and western Montana. Substantially all such customers are also depositors of Heritage Bank. The concentrations of credit by type of loan are set forth above. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Outstanding commitments and standby letters of credit were granted primarily to commercial borrowers.

        At December 31, 2004, Heritage Bank had outstanding commitments to originate loans of $15.6 million, on 1-4 family mortgages at fixed and adjustable interest rates. These loans are to be secured by properties located in Heritage Bank’s primary market areas. Heritage Bank anticipates that it will have sufficient funds available to meet current loan commitments.

Table of Contractual Obligations

        The following table presents United’s contractual obligations as of December 31, 2004.

(Dollars in thousands)	December 31, 2004
	1 Year or Less	1 – 3 Years	4 – 5 Years	5 Years and Beyond	Total

FHLB advances	$21,500	$14,000	$9,294	$—	$44,794
Securities sold under				—
agreements to repurchase	7,107	352	38		7,497
Operating leases	128	181	140	1,627	2,076
Subordinated debentures	—	—	—	3,093	3,093

Total	$28,735	$14,533	$9,472	$4,720	$57,460

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

        The following summarizes the sensitivity analysis for Heritage Bank as of December 31, 2004, the most recent information available. Management believes there has been no material change in interest rate risk since December 31, 2004. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 7.

Heritage Bank Estimated increase (decrease) in net interest income:	+200 bp	-200 bp

0-90 days	$(21,641)	$(65,529)
91-360 days	(249,903)	(105,548)
2 years	(446,588)	(310,364)
3 years	(552,119)	(597,980)

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The management of United has prepared and is responsible for the consolidated financial statements of United. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis, and are included in this report starting on page F-1 after the Exhibit Index.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.   CONTROLS AND PROCEDURES

        Under the supervision and with the participation of United’s management, including United’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of United’s disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer have concluded, based on that evaluation as of the end of the period covered by this report, that United’s disclosure controls and procedures (as defined in section 13a-15(e) of the Securities Exchange Act of 1934, as amended) are adequately designed to ensure that information required to be disclosed by United in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within periods specified in applicable rules and forms. There were no changes made in United’s internal control over financial reporting (as defined in section 13a-15(f) of the Securities Exchange Act of 1934, as amended) during United’s fourth quarter that have materially affected, or is reasonably likely to materially affect, this internal control.

ITEM 9B.   OTHER INFORMATION

        None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the captions “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in United’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this Report.

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

ITEM 11.   EXECUTIVE COMPENSATION

        The information set forth under the captions “Executive Compensation and Other Information” and “Compensation of Directors” in the Proxy Statement is incorporated by reference. The Report of the Compensation Committee is not incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under the captions “Equity Compensation Plan Information” and “Securities Ownership of Management and Certain Beneficial Owners” in the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements:

        The following consolidated financial statements of United Financial Corp. are included in this Annual Report as follows:

Pages in Annual Report

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Statements of Financial Condition December 31, 2004 and 2003	F-3

Consolidated Statements of Income – Years Ended December 31, 2004, 2003, and 2002	F-4

Consolidated Statements of Stockholders– Equity and Comprehensive Income – Years Ended December 31, 2004, 2003, and 2002	F-5

Consolidated Statements of Cash Flows – Years Ended December 31, 2004, 2003, and 2002	F-6

Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules:

Financial statement schedules have been omitted because they are inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 45 of this report.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNITED FINANCIAL CORP.
By: /s/ Kurt R. Weise

Kurt R. Weise Chairman and Chief Executive Officer (Principal Executive Officer and Director) Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ Kurt R. Weise	By: /s/ Paula J. Delaney

Kurt R. Weise	Paula J. Delaney
Chairman and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer and Director)	(Principal Financial and Accounting Officer)
Date: March 29, 2005	Date: March 29, 2005

By: /s/ Larry D. Albert	By: /s/ Dr. J. William Bloemendaal

Larry D. Albert	Dr. J. William Bloemendaal
Director	Director
Date: March 29, 2005	Date: March 29, 2005

By: /s/ Kevin P. Clark	By: /s/ Steve L. Feurt

Kevin P. Clark	Steve L. Feurt
Director	Director
Date: March 29, 2005	Date: March 29, 2005

By: /s/ Jerome H. Hentges	By: /s/ William L. Madison

Jerome H. Hengtes	William L. Madison
Director	Director
Date: March 29, 2005	Date: March 29, 2005

By: /s/ Kenneth R. Murray

Kenneth R. Murray
Director
Date: March 29, 2005

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1	Articles of Incorporation of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United’s Annual Report on Form 10-K dated March 31, 1998).
3.2	Bylaws of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United’s Annual Report on Form 10-K dated March 31, 1998).
10.1	Promissory Note issued by United Financial Corp. to Wells Fargo Bank Minnesota National Association, dated November 16, 2001 (incorporated by reference to Exhibit 10.1 of United’s Quarterly Report on Form 10-Q dated June 30, 2002).
10.2	Second Amendment to Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated November 16, 2001 (incorporated by reference to Exhibit 10.2 of United’s Quarterly Report on Form 10-Q dated June 30, 2002).
10.3	Service Agreement between United Financial Corp. and Central Financial Services, Inc., dated January 1, 2002 (incorporated by reference to Exhibit 10.3 of United’s Quarterly Report on Form 10-Q dated June 30, 2002).
10.4	Service Agreement between Heritage Bank and Central Financial Services, Inc., dated January 1, 2002 (incorporated by reference to Exhibit 10.4 of United’s Quarterly Report on Form 10-Q dated June 30, 2002).
10.5*	Management Retention Supplemental Retirement Income Salary Continuation Plan between Kevin Clark and Heritage Bank, revised January 10, 1996 (incorporated by reference to Exhibit 10.5 of United’s Quarterly Report on Form 10-Q dated June 30, 2002).
10.6*	Heritage Bank Supplemental Retirement Agreement between Heritage Bank and Steve L. Feurt, dated October 25, 1999 (incorporated by reference to Exhibit 10.6 of United’s Quarterly Report on Form 10-Q dated June 30, 2002).
10.7	Indenture between United Financial Corp. and The Bank of New York, as trustee, dated July 16, 2001 (incorporated by reference to Exhibit 10.7 of United’s Quarterly Report on Form 10-Q dated June 30, 2002).
10.8	Amended and Restated Declaration of Trust of United Financial — Montana Capital Trust I among United Financial Corp. and the trustees, administrators and holders named therein, dated July 16, 2001 (incorporated by reference to Exhibit 10.8 of United’s Quarterly Report on Form 10-Q dated June 30, 2002).
10.9	Guarantee Agreement between United Financial Corp. and The Bank of New York, as trustee, dated July 16, 2001 (incorporated by reference to Exhibit 10.9 of United’s Quarterly Report on Form 10-Q dated June 30, 2002).
10.10	United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.10 of United’s Quarterly Report on Form 10-Q dated June 30, 2002).
10.11	Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated November 17, 1999(incorporated by reference to Exhibit 10.11 of United’s Quarterly Report on Form 10-Q dated September 30, 2002).
10.12	First Amendment to Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated September 29, 2000(incorporated by reference to Exhibit 10.12 of United’s Quarterly Report on Form 10-Q dated September 30, 2002).
10.13	Revolving Line of Credit Note between Wells Fargo Bank Minnesota National Association and United Financial Corp. dated October 30, 2002 (incorporated by reference to Exhibit 10.13 of United’s Annual Report on Form 10-K dated March 28, 2003).
10.14	Credit Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp. dated October 30, 2002 (incorporated by reference to Exhibit 10.14 of United’s Annual Report on Form 10-K dated March 28, 2003).
10.15	General Pledge Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp. dated October 30, 2002 (incorporated by reference to Exhibit 10.15 of United’s Annual Report on Form 10-K dated March 28, 2003).

10.16	Revolving Line of Credit Note between Wells Fargo Bank Minnesota National Association and United Financial Corp. dated October 21, 2003. (incorporated by reference to Exhibit 10.16 of United’s Annual Report on Form 10-K dated March 29, 2004).
10.17	Revolving Line of Credit Note between Wells Fargo Bank Minnesota National Association and United Financial Corp. dated October 1, 2004.
16.1	Letter regarding change in certifying accountant received from Moss Adams LLP dated January 30, 2004 (incorporated by reference to Exhibit 16 of United’s Report on Form 8-K dated January 27, 2004).
21.1	Subsidiaries List.
23.1	Consent of Moss Adams LLP.
23.2	Consent of McGladrey & Pullen, LLP.
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensation plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(a)-3 of the Annual Report.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Financial Corp. and Subsidiaries
Great Falls, Montana

We have audited the consolidated statement of financial condition of United Financial Corp. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholder’s equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Corp. and Subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United Financial Corp. and Subsidiaries
Great Falls, Montana

We have audited the accompanying consolidated statements of financial condition of United Financial Corp. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Corp. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Spokane, Washington
February 25, 2005

A member of	Offices in
Moores Rowland International	Principal Cities of
an association of independent accounting firms throughout the world	Washington, Oregon and California

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,

Assets	2004	2003

Cash and cash equivalents	$19,187,177	13,513,893
Securities available-for-sale	38,949,170	43,278,989
Restricted stock, at cost	4,211,400	4,108,900
Loans held for sale	5,785,521	3,882,885
Loans receivable, net	265,010,993	227,179,200
Accrued interest receivable	1,937,338	1,783,629
Premises and equipment, net	8,471,062	7,512,224
Real estate and other personal property owned	293,125	677,848
Income taxes receivable	—	20,580
Deferred tax asset, net	279,392	272,211
Goodwill	1,421,912	1,421,912
Other assets	1,592,702	1,164,664

	$347,139,792	304,816,935

Liabilities and Stockholders’ Equity

Liabilities:
Non-interest bearing deposits	$47,489,541	36,550,469
Interest bearing deposits	210,844,643	190,963,679
Federal Home Loan Bank advances	44,794,355	31,000,000
Securities sold under agreements to repurchase	7,497,859	7,889,417
Income taxes payable	13,643	—
Accrued interest payable	1,189,449	1,014,692
Subordinated debt owed to trust	3,093,000	3,093,000
Accrued expenses and other liabilities	1,589,184	1,924,989

Total liabilities	316,511,674	272,436,246

Commitments and contingencies (Notes 4, 13 and 21)

Stockholders’ equity:
Preferred stock, no par value; authorized 2,000,000
shares; no shares issued and outstanding	—	—
Common stock, no par value; authorized 8,000,000
shares; 2,436,599 and 2,437,042 shares issued
at December 31, 2004 and 2003, respectively	26,649,795	27,025,147
Paid in capital	29,341	—
Retained earnings	3,871,256	5,014,656
Accumulated other comprehensive income,
net of taxes	77,726	340,886

Total stockholders’ equity	30,628,118	32,380,689

	$347,139,792	304,816,935

See accompanying notes to consolidated financial statements.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Years ended December 31,
	2004	2003	2002

Interest income:
Loans receivable	$16,445,196	15,856,651	16,520,319
Taxable investments	1,551,514	1,574,538	2,472,975
Nontaxable investments	34,142	80,579	76,832
Other interest-earning assets	133,888	295,940	442,959

Total interest income	18,164,740	17,807,708	19,513,085

Interest expense:
Deposits	3,432,324	4,275,965	6,104,665
Federal Home Loan Bank advances	1,446,962	1,327,754	2,588,328
Securities sold under agreements to repurchase	112,032	189,260	277,683
Other borrowings	—	7,837	34,202
Subordinated debt owed to trust	161,166	153,541	176,678

Total interest expense	5,152,484	5,954,357	9,181,556

Net interest income	13,012,256	11,853,351	10,331,529
Provision for loan losses	70,000	778,300	1,115,000

Net interest income after provision for
loan losses	12,942,256	11,075,051	9,216,529

Non-interest income:
Gain on sale of loans	2,803,889	4,970,369	3,586,727
Customer service charges	1,072,315	911,938	801,446
Loan servicing fees	101,977	93,197	62,840
Gain on sale of securities	242,007	17,587	1,436
Other	206,934	191,445	195,730

Total non-interest income	4,427,122	6,184,536	4,648,179

Non-interest expense:
Compensation and benefits	6,575,253	6,895,696	5,373,730
Occupancy and equipment	1,426,718	1,306,579	1,162,980
Data processing fees	753,169	708,518	591,395
Management fees	472,183	459,000	465,908
Marketing and business development	170,246	326,689	258,207
Telephone and postage	298,585	298,995	270,626
Legal and accounting	116,798	148,067	332,856
Other	1,275,970	1,348,254	1,291,680

Total non-interest expense	11,088,922	11,491,798	9,747,382

Income from continuing operations before
income taxes	6,280,456	5,767,789	4,117,326

Income taxes	2,362,497	1,938,504	1,562,132

Income from continuing operations	3,917,959	3,829,285	2,555,194

Discontinued operations:

Income from operations, net of tax	—	176,587	400,061

Gain on disposal, net of tax	—	714,129	—

Income from discontinued operations	—	890,716	400,061

Net income	$3,917,959	4,720,001	2,955,255

Basic earnings per share
Continuing operations	$1.61	1.57	1.05
Discontinued operations	—	0.36	0.16

Net income	$1.61	1.93	1.21

Diluted earnings per share
Continuing operations	$1.56	1.53	1.04
Discontinued operations	—	0.35	0.16

Net income	$1.56	1.88	1.20

See accompanying notes to consolidated financial statements.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2004, 2003 and 2002

	Number of shares	Common stock	Paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balances at December 31, 2001	2,438,831	23,950,437	—	4,339,060	307,718	28,597,215

Comprehensive income:
Net income		—	—	2,955,255	—	2,955,255
Increase in net unrealized gain on securities
available-for-sale, net of reclassification
adjustment		—	—	—	524,773	524,773

Total comprehensive income						3,480,028

Issuance of 338 shares; employee stock options	338	3,300	—	—	—	3,300

Dividends declared ($.67 per share)		—	—	(1,604,815)	—	(1,604,815)

10% stock dividend	—	3,213,019	—	(3,213,019)	—	—

Balances at December 31, 2002	2,439,169	27,166,756	—	2,476,481	832,491	30,475,728

Comprehensive income:
Net income		—	—	4,720,001	—	4,720,001
Decrease in net unrealized gain on securities
available-for-sale, net of reclassification
adjustment		—	—	—	(491,605)	(491,605)

Total comprehensive income						4,228,396

Issuance of 6,673 shares; employee stock options
and stock awards	6,673	78,501	—	—	—	78,501

Dividends declared ($.90 per share)		—	—	(2,181,826)	—	(2,181,826)

Redemption of common stock
(8,800 shares)	(8,800)	(220,110)	—	—	—	(220,110)

Balances at December 31, 2003	2,437,042	27,025,147	—	5,014,656	340,886	32,380,689

Comprehensive income:
Net income		—	—	3,917,959	—	3,917,959
Decrease in net unrealized gain on securities
available-for-sale, net of reclassification
adjustment		—	—	—	(263,160)	(263,160)

Total comprehensive income						3,654,799

Tax benefit on exercise of stock options		—	29,341	—	—	29,341

Issuance of 24,057 shares; employee stock options	24,057	248,363	—	—	—	248,363

Dividends declared ($2.08 per share)		—	—	(5,061,359)	—	(5,061,359)

Redemption of common stock
(24,500 shares)	(24,500)	(623,715)	—	—	—	(623,715)

Balances at December 31, 2004	2,436,599	26,649,795	29,341	3,871,256	77,726	30,628,118

Disclosure of reclassification amount:	2004	2003	2002

Unrealized holding gains (losses) arising during the period	$(185,583)	(529,464)	915,781
Tax (expense) benefit	72,467	203,685	(347,997)

Net after tax	(113,116)	(325,779)	567,784

Realized gain from discontinued operations	—	(376,461)	—
Tax expense from discontinued operations	—	139,286	—
Less realized gain allocated to minority interest	—	82,253	—

	—	(154,922)	—
Reclassification adjustment for gains included in net income	(242,007)	(17,587)	(1,436)
Tax expense	91,963	6,683	546

Net after tax	(150,044)	(10,904)	(890)

Portion of unrealized gain allocated to minority interest	—	—	(42,121)

Net change in unrealized gain (loss) on availiable-for-sale
securities	$(263,160)	(491,605)	524,773

See accompanying notes to consolidated financial statements.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income from continuing operations	$3,917,959	3,829,285	2,555,194
Adjustments to reconcile net income from continuing
operations to net cash from operating activities:

Provision for loan losses	70,000	778,300	1,115,000
Amortization of identifiable intangibles	—	—	45,598
Depreciation	633,224	545,059	504,960
Net (gain) loss on sale of premises and equipment	(4,019)	4,269	(1,801)
Deferred income tax expense (benefit)	157,249	(5,887)	(2,680)
Amortization/accretion of premiums and discounts
on securities and loans, net	115,898	173,589	79,265
Gain on sale of investment securities	(242,007)	(17,587)	(1,436)
Loss on sale of real estate owned, net	44,540	—	—
Writedown of loan premium	—	17,251	232,542
Mortgage loans originated and held for sale	(142,395,826)	(312,030,881)	(202,918,074)
Proceeds from sales of mortgage loans held for sale	143,297,079	325,931,522	201,404,950
Gain on sale of loans	(2,803,889)	(4,970,369)	(3,586,727)
FHLB stock dividends	(102,500)	(200,100)	(232,600)
(Increase) decrease in accrued interest receivable	(153,709)	383,642	264,567
(Increase) decrease in other assets	(428,038)	(88,228)	49,142
Increase (decrease) in income taxes	63,564	(315,265)	38,528
Increase (decrease) in accrued interest payable	174,757	(304,495)	(496,755)
Increase (decrease) in accrued expenses and
other liabilities	(335,805)	649,927	(10,440)

Net cash from continuing operations	2,008,477	14,380,032	(960,767)

Net income from discontinued operations	—	890,716	400,061
Adjustments to reconcile net income from discontinued
operations to net cash from operating activities:

Provision for loan losses	—	50,000	55,000
Depreciation	—	85,566	152,532
Deferred income tax expense (benefit)	—	12,844	51,753
Amortization/accretion of premiums and discounts
on securities and loans, net	—	4,515	(19,285)
Gain on sale of investment securities	—	—	(85,886)
Mortgage loans originated and held for sale	—	(1,593,426)	(834,500)
Proceeds from sales of mortgage loans held for sale	—	288,046	—
Gain on sale of discontinued operations	—	(714,129)	—
FHLB stock dividends	—	(4,800)	(5,600)
Decrease (increase) in accrued interest receivable and
other assets	—	(343,212)	14,491
Increase (decrease) in accrued interest payable and other
liabilities	—	70,327	(228,714)
Net change in minority interest	—	521,372	63,022

Net cash from discontinued operations	—	(732,181)	(437,126)

Net cash from operating activies	2,008,477	13,647,851	(1,397,893)

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Years ended December 31,

	2004	2003	2002

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(38,318,904)	(15,065,216)	7,652,171
Purchases of securities available-for-sale	(18,505,363)	(38,652,712)	(59,994,142)
Proceeds from maturities, calls, paydowns and sales
of securities available-for-sale	22,546,487	40,724,741	73,340,118
Purchase of restricted stock	—	—	(95,000)
Purchases of premises and equipment	(1,598,302)	(1,345,124)	(1,722,033)
Proceeds from sale of premises and equipment	28,750	13,000	27,800
Proceeds from sale of real estate and other personal
property owned	726,017	117,073	1,093,212
Additions of real estate and other personal
property owned	—	—	(68,957)
Net proceeds from the sale of discontinued operations	—	8,299,630	—

Net cash from investing activities	(35,121,315)	(5,908,608)	20,233,169

Cash flows from financing activities:
Net increase (decrease) in deposits	30,820,036	(3,339,205)	4,579,870
Proceeds from FHLB advances	70,250,000	35,000,000	14,000,000
Payments on FHLB advances	(56,455,645)	(39,000,000)	(26,500,000)
Payments on line of credit	—	(700,000)	(300,000)
Net increase (decrease) in securities sold under
repurchase agreements	(391,558)	(4,897,823)	3,183,589
Net increase (decrease) in federal funds purchased	—	—	(1,000,000)
Proceeds from issuance of common stock	248,363	78,501	3,300
Redemption of common stock	(623,715)	(220,110)	—
Dividends paid to stockholders	(5,061,359)	(2,181,826)	(1,604,815)

Net cash from financing activities	38,786,122	(15,260,463)	(7,638,056)

Net increase (decrease) in cash and cash equivalents	5,673,284	(7,521,220)	11,197,220

Less net (increase) decrease in cash from
discontinued operations	—	3,043,194	(12,650,221)

Net increase (decrease) in cash from
continuing operations	5,673,284	(4,478,026)	(1,453,001)

Cash and cash equivalents at beginning of year	13,513,893	17,991,919	19,444,920

Cash and cash equivalents at end of year	$19,187,177	13,513,893	17,991,919

Cash paid during the year for:
Interest, approximately	$4,978,000	6,259,000	9,678,000
Income taxes, approximately	$2,142,000	2,955,000	1,606,000

Loans transferred to other real estate owned	$404,325	287,493	1,174,909

See accompanying notes to consolidated financial statements.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies

(a)	General

The accompanying consolidated financial statements include the accounts of United Financial Corp. (United), a bank holding company headquartered in Great Falls, Montana and United’s wholly-owned subsidiary, Heritage Bank. United’s banking business is conducted through its wholly-owned subsidiary, Heritage Bank. United, through Heritage Bank, provides a full range of banking services to individual and corporate customers in thirteen Montana communities. Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Libby, Missoula and Shelby, Montana. Heritage Bank is engaged in the community banking business of attracting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. Heritage Bank’s banking business is concentrated in the Great Falls area. Based on total assets, 45% of United’s assets are located at Heritage Bank’s Great Falls locations.

In December 2003, Heritage Bank incorporated a wholly-owned subsidiary, Heritage Northwest, Inc., a mortgage banking company in Bellingham, Washington, which began operations in the spring of 2004. Management of United has made the decision to terminate these operations in Bellingham as of March 2005. In December 2004, Heritage Bank incorporated a second wholly-owned subsidiary, HPM, Inc. to acquire land and a building for a new Great Falls drive-up location, which it will then lease back to Heritage Bank. All significant intercompany balances and transactions have been eliminated in consolidation. Heritage Bank also holds a 14% ownership interest in Bankers’ Resource Center, a computer data center, located in Helena, Montana.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. Management believes the allowance for loan losses is adequate, however, future additions to the allowance may be necessary based on changes in factors affecting the borrowers’ ability to repay. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require United to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(c)	Cash Equivalents

purposes of the consolidated statements of cash flows, United considers all cash, daily interest demand deposits, amounts due from banks and interest-bearing deposits with banks with original maturities of three months or less to be cash equivalents. Cash flows from customers for loans, deposits and securities sold under agreements to repurchase are reported net.

(d)	Securities Available-for-Sale

Securities available-for-sale include all investment securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available-for-sale are carried at fair value and unrealized gains and losses (net of related tax effects) are excluded from earnings and reported as a separate component of stockholders’ equity.

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

allowance for loan losses is based on management’s evaluation of the adequacy of the allowance, including an assessment of United’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and independent appraisals. Past-due status is determined based upon the loan’s contractual terms.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. United expects the loans to be sold in the short-term. The value of derivative instruments related to commitments to fund loans originated for sale and forward loan sale agreements are recognized in the balance sheet at fair value, if material, and changes in fair value thereof are recognized in the statement of income. As of December 31, 2004 and 2003, no such amount shave been recognized.

(h)	Goodwill

Goodwill represents the excess of cost over the fair value of the net assets at the date of acquisition.

Effective January 1, 2002, United adopted Statement of Financial Accounting Standards (SFAS) No. 142, issued by the Financial Accounting Standards Board (FASB), which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. United did not incur any goodwill impairment in 2004, 2003 or 2002.

(i)	Restricted Stock Investments

Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula and is carried at cost on the statement of financial condition. The stock is pledged as

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

security for advances from the FHLB. During 2002, the FHLB revised its capital structure from the issuance of one class of stock to two, B(1) and B(2) stock. B(1) stock can be sold back to the FHLB at cost, but is restricted as to purchase, sale, and redemption. Class B(2) is not a required investment for institutions and is not restricted as to purchase and sale, but has the same redemption restrictions as class B(1) stock. Included in restricted stock on the statement of financial condition, Heritage Bank has $3,463,400 and $3,476,800 of class B(1) stock, respectively, at December 31, 2004 and 2003. Heritage Bank held $748,000 and $632,100 of class B(2) stock, respectively, at December 31, 2004 and 2003.

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

(l)	Stock Repurchase Plan

In September 2002, United’s Board of Directors (the Board) approved a stock repurchase plan for a period of one year to repurchase up to 121,950 shares or $1,707,300 of United’s common stock. No shares have been repurchased under this plan. This stock repurchase program ended September 2003.

In October 2003, a stock repurchase plan was approved by the Board for a period of one year to repurchase up to 150,000 shares, or up to $3,900,000 of United’s common stock. Total shares repurchased under this plan in 2003 and 2004 totaled 33,300 or $843,826, an average price of $25.34 per share. The program was extended on September 22, 2004 for twelve months. Under the extended program, United may purchase up to 115,000 shares of its common stock at an aggregate purchase price not to exceed $2.8 million. At December 31, 2004, total shares available under the plan were 115,000.

(m)	Stock-Based Compensation

At December 31, 2004, United has a stock-based employee compensation plan, which is described more fully in Note 16. United accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

earnings per share if United had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years ended December 31,

	2004	2003	2002

Net income: As reported	$3,917,959	4,720,001	2,955,255
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(52,725)	(61,107)	(81,931)

Pro forma net income	$3,865,234	4,660,917	2,873,324

Earnings per share:
Basic – as reported	$1.61	1.93	1.21
Basic – pro forma	$1.59	1.91	1.18
Diluted – as reported	$1.56	1.88	1.20
Diluted – pro forma	$1.54	1.86	1.16

(n)	Income Taxes

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

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(p)	Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset’s fair value, which may be estimated by discounting the expected future cash flows. There were no impairment losses recognized during 2004, 2003 or 2002.

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

(s)	Segment Reporting

Operations are managed and financial performance is evaluated on a Company-wide basis by a chief decision maker. Accordingly, all of United’s operations are aggregated in one reportable segment.

(t)	Reclassifications

Certain reclassifications have been made to the 2003 and 2002 amounts to conform to the 2004 presentation.

(u)	New Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principals Board “APB” Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statements states that the subsequent measurement of servicing assets and liabilities will continue to be subject to the guidance set forth in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguisments of Liabilities, issued in September 2000. United’s management does not expect that the application of this Statement will have a material impact on United’s consolidated financial

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

statements. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

FASB issued its last statement for 2004 in late December, SFAS No 123 (R) (revised 2004), Share-Based Payment. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, the incremental value of compensation cost will be recognized.

As a public company, this Statement becomes effective for United for its interim period ended September 30, 2005. United will continue to use the same fair value based method to compute stock-based employee compensation as was used in prior years for disclosure purposes under SFAS No. 123. As of December 31, 2004, management estimates the total stock-based employee compensation expense that United will report for the quarter ended September 30, 2005 will be approximately $22,000.

The American Institute of Certified Public Accountants (AICPA)‘s Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer, provides guidance on accounting for loans acquired in fiscal years beginning after December 15, 2004 where there has been deterioration in credit quality since the loan was originated. The SOP also prohibits “carrying over” or creation of valuation allowances in the initial accounting of loans acquired in a transfer.

In March 2004, FASB released Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). The EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary as well as guidance for quantifying the impairment.

On September 30, 2004, FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments”, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless United can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect United.

(2)	Cash on Hand and In Banks

Heritage Bank is required to maintain an average reserve balance with the Federal Reserve Bank (FRB), or maintain such reserve in cash on hand. The amount of this required reserve balance at December 31, 2004 and 2003 was approximately $3,656,000 and $2,409,000, respectively. An additional $25,000 compensating balance is required to be maintained with the FRB for check clearing services.

United places its cash with high credit quality institutions. The amount on deposit fluctuates, and at times exceeds the insured limit by the Federal Deposit Insurance Corporation, which subjects United to credit risk.

(3)	Securities Available-for-Sale

The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale at December 31 are as follows:

	2004

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Government and
federal agencies	$4,000,000	31,620	(2,190)	4,029,430
Mortgage-backed
securities	34,337,879	205,579	(97,612)	34,445,846
Municipal bonds	485,000	—	(11,106)	473,894

	$38,822,879	237,199	(110,908)	38,949,170

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2003

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Government and
federal agencies	$8,000,000	119,570	(13,340)	8,106,230
Mortgage-backed
securities	31,374,501	254,270	(54,461)	31,574,310
Municipal bonds	1,824,709	73,793	—	1,898,502
Corporate bonds and
equity securities	1,525,898	174,049	—	1,699,947

	$42,725,108	621,682	(67,801)	43,278,989

The investment securities shown below currently have fair values less than amortized cost and therefore contain unrealized losses. United has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. As detailed below, there are eighteen investment securities with unrealized losses. United anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The length of time that individual securities have been in a continuous unrealized loss position, aggregated by investment category at December 31, 2004 and 2003 are as follows:

December 31, 2004	More than 12 Months		Less than 12 Months		Total

	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross Unrealized Losses	Estimated fair value	Gross Unrealized losses

U.S. Government and
federal agencies	$—	—	997,810	(2,190)	997,810	(2,190)
Mortgage-backed
securities	1,528,785	(18,883)	13,718,955	(78,729)	15,247,740	(97,612)
Municipal bonds	—	—	473,894	(11,106)	473,894	(11,106)

	$1,528,785	(18,883)	15,190,659	(92,025)	16,717,444	(110,908)

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003	More than 12 Months		Less than 12 Months		Total

	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross Unrealized Losses	Estimated fair value	Gross Unrealized losses

U.S. Government and
federal agencies	$—	—	1,986,660	(13,340)	1,986,660	(13,340)
Mortgage-backed
securities	—	—	14,182,795	(54,461)	14,182,795	(54,461)

	$—	—	16,169,455	(67,801)	16,169,455	(67,801)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of United to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Maturities of securities available-for-sale by contractual maturity at December 31, 2004 are shown below. Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities. In addition, mortgage-backed securities may be prepaid without penalty. At December 31, 2004 and 2003, market values of variable rate securities included in securities available-for-sale are $16,469,562 and $15,066,642, respectively.

	Amortized cost	Estimated fair value

Due within one year	$2,018	2,054
Due after one year through five years	5,099,948	5,074,743
Due after five years through ten years	8,789,988	8,864,603
Due after ten years	24,930,925	25,007,770

	$38,822,879	38,949,170

United has not entered into any swaps, options, or futures contracts. Included in the municipal bonds and U.S. Government and federal agencies security amounts are investments which have call features. At December 31, 2004, United had securities callable within one year with amortized cost and estimated fair value of $3,117,835 and $3,140,779, respectively.

The category due after five years through ten years included amortized cost and estimated fair value of $1,000,000 in securities callable within one year. The category due after ten years included amortized cost and estimated market value of $1,117,835 and $1,130,499, respectively, in securities callable within one year.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gross proceeds from sales of securities were $3,543,019, $1,890,658 and $18,625 for the years ended December 31, 2004, 2003 and 2002, respectively, resulting in gross gains of $242,007, $17,587 and $1,436 in 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, investment securities with an amortized cost of $37,201,851 and $37,152,647 respectively, were pledged on FHLB advances, repurchase agreements, public deposits, and other purposes as permitted or required by law.

(4)	Loans Receivable, Net

Loans receivable, net of unamortized net deferred loan fees, at December 31 are summarized as follows:

	2004	2003

First mortgage loans and contracts secured by real estate	$100,322,421	77,942,200
Commercial real estate loans	51,017,462	48,234,707
Commercial loans	62,409,562	53,984,857
Auto and other consumer loans	29,762,165	27,087,261
Second mortgage consumer loans	6,122,747	5,502,142
Agricultural loans	15,108,587	14,510,901
Tax exempt municipal loans	2,698,297	2,430,856
Loans on deposits and other loans	1,278,114	1,241,473

	268,719,355	230,934,397
Allowance for loan losses	(3,708,362)	(3,755,197)

	$265,010,993	227,179,200

A summary of activity in the allowance for loan losses for the years ended December 31 follows:

	2004	2003	2002

Balance, beginning of year	$3,755,197	3,113,081	2,793,518
Provision for loan losses	70,000	778,300	1,115,000
Losses charged off	(184,573)	(148,089)	(884,743)
Recoveries	67,738	11,905	89,306

Balance, end of year	$3,708,362	3,755,197	3,113,081

Nonaccrual loans amounted to approximately $327,000 and $498,000 at December 31, 2004 and 2003, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $40,000, $128,000 and $67,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Loans contractually past due ninety days or more aggregating approximately $75,000 and $324,000 as of December 31, 2004 and 2003, respectively, were on accrual status.

Impaired loans at December 31, 2004 and 2003 were approximately $348,000 and $589,000, respectively. The allowance associated with impaired loans included in the allowance for loan losses at December 31, 2004 and 2003 was approximately $148,000 and $88,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2004 and 2003 was approximately $427,000 and

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

$571,000, respectively. Interest income recognized on impaired loans during 2004, 2003 and 2002 was approximately $8,000, $19,400 and $46,500, respectively. At December 31, 2004 and 2003, all impaired loans were associated with a specific allowance amount as stated above.

United is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit and involve, to varying degrees, elements of credit risk. United’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. United uses the same credit policies in making commitments and conditional obligations as it does for loans.

Financial instruments outstanding at December 31 whose contract amounts represent credit risk include:

	2004	2003

Unused lines of credit	$52,887,000	62,700,000
Commitments outstanding – variable rate	5,775,000	4,099,000
Unfunded commitments under credit card arrangements	2,373,000	2,563,000
Letters of credit	970,000	209,000

(5)	Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

	2004	2003

Land	$1,856,625	1,479,441
Building and improvements	6,254,210	4,561,593
Furniture, fixtures and equipment	3,736,309	3,227,252
Construction in progress	—	1,032,703

	11,847,144	10,300,989
Accumulated depreciation	(3,376,082)	(2,788,765)

	$8,471,062	7,512,224

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Deposits

Deposits at December 31 are summarized as follows:

	2004			2003

	Weighted Average rate	Amount	%	Amount	%

Demand accounts	.00%	$47,489,541	18.4	36,550,469	16.1

NOW and money market accounts	.60%	35,974,153	13.9	33,300,022	14.6
Savings accounts	.78%	54,426,865	21.1	54,897,362	24.1

Certificates of deposit:	1.00 to 1.99%	74,465,946	28.8	63,562,517	27.9
	2.00 to 2.99%	3,774,100	1.4	1,625,082.7
	3.00 to 3.99%	25,804,019	10.0	19,127,537	8.4
	4.00 to 4.99%	13,408,034	5.2	11,714,966	5.2
	5.00 to 5.99%	1,776,213.7		4,318,425	1.9
	6.00 to 6.99%	1,018,142.4		2,261,476	1.0
	7.00 to 7.99%	197,171.1		156,292.1

Total certificates of deposit	2.66%	120,443,625	46.6	102,766,295	45.2

Total interest-bearing deposits	1.82%	210,844,643	81.6	190,963,679	83.9

	1.49%	$258,334,184	100.0	227,514,148	100.0

Scheduled maturities of certificates of deposit at December 31, 2004 are as follows:

2005	$77,417,058
2006	19,855,652
2007	7,615,521
2008	11,543,776
2009	4,011,618

$120,443,625

Certificates of deposit of $100,000 or more are approximately $29,110,108 and $24,049,833 at December 31, 2004 and 2003, respectively.

Certificates of deposit balances include $8,395,000 of brokered deposits at December 31, 2004. No brokered deposits were held at December 31, 2003.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Federal Home Loan Bank Advances

        Federal Home Loan Bank advances at December 31 are summarized as follows:

	2004	2003
1.32% to 5.40% fixed rate advances, interest payable monthly	$36,500,000	27,000,000
5.52% to 6.12% putable advances, put options exercisable quarterly,
interest payable monthly	4,000,000	4,000,000
3.57%, fixed rate amortizing advance, interest payable monthly
	4,294,355	—

	$44,794,355	31,000,000

The weighted average interest rate on these advances was 3.41% and 4.05% at December 31, 2004 and 2003, respectively.

Contractual principal repayments on advances from the Federal Home Loan Bank are as follows:

Years ending December 31,
2005	$21,500,000
2006	8,000,000
2007	6,000,000
2008	9,294,355

$44,794,355

Advances from the FHLB are secured by pledges of FHLB stock and a blanket assignment of Heritage Bank’s unpledged, qualifying mortgage loans, mortgage-backed securities and U.S. Government and federal agency securities.

At December 31, 2004, the current established available FHLB advance credit line for Heritage Bank was 25% of its assets. Based upon the current collateral pledged to the FHLB, Heritage Bank has an additional available credit lines of approximately $86,785,000 as of December 31, 2004.

Interest expense on FHLB advances included a $274,927 prepayment fee in the year ended December 31, 2002.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Securities Sold Under Agreements toRepurchase

Securities sold under agreements to repurchase at December 31 consist of the following:

	2004
	Repurchase amount	Weighted average rate	Book value of underlying securities	Estimated fair value of underlying securities
To repurchase within:
1 – 30 days	$3,320,995.39		4,376,457	4,398,094
31 – 90 days	2,003,967	1.98	2,661,981	2,678,343
Greater than 90 days
	2,172,897	2.07	3,973,010	4,008,637

	$7,497,859	1.30	11,011,448	11,085,074

	2003
	Repurchase amount	Weighted average rate	Book value of underlying securities	Estimated fair value of underlying securities
To repurchase within:
1 – 30 days	$4,494,815.98		6,231,701	6,254,848
31 – 90 days	138,262	1.65	174,359	178,345
Greater than 90 days
	3,256,340	2.31	5,254,931	5,314,155

	$7,889,417	1.54	11,660,991	11,747,348

Securities underlying the agreements to repurchase are for the same securities originally sold and are held in a custodial account by a third party. For the years ended December 31, 2004 and 2003, securities sold under agreements to repurchase averaged approximately $8,204,000 and $9,174,000, respectively, and the maximum outstanding at any month end during the year was approximately $13,667,000 and $9,930,000, respectively.

(9)	Subordinated Debentures

In July 2001, United issued junior subordinated debentures, aggregating $3,093,000 to United Financial-Montana Capital Trust I (Trust). The Trust issued preferred securities, as part of a pooled issue, with an aggregate liquidation amount of $3,000,000 to third-party investors. The junior subordinated debentures and cash are the sole assets of the Trust. The preferred securities are includable as Tier I capital for regulatory capital purposes. The junior subordinated debentures pay interest on a semi-annual basis. The variable interest rate resets on January 25 and July 25 of each year, based upon six month LIBOR plus 3.75%. The current interest rate reset on January 28, 2005 was 6.71%. The junior subordinated debentures

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

and preferred securities will mature on July 25, 2031. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, after five years at decreasing premiums with the permission of the Board of Governors of the Federal Reserve System (the Federal Reserve). United has provided a full and unconditional guarantee of the obligations of the Trust. Debt issuance costs totaling $118,812 were capitalized related to the debenture offering and are being amortized over the 10-year non-premium callable life of the preferred securities.

Pursuant to FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” issued in December 2003, United deconsolidated the Trust during the first quarter of 2004 and restated the December 31, 2003 balance sheet. As a result, the 2004 and 2003 balance sheets include $3.1 million of subordinated debt, which was previously included on United’s balance sheet as $3.0 million in trust preferred securities, after a consolidation elimination of $.1 million. The overall effect on United’s financial position and operating results of the deconsolidation was not material.

(10)	Line of Credit

United has a line of credit of $1,000,000 with Wells Fargo with an interest rate of 1.50% and 1.75 % over the Wells Fargo federal funds rate, which totaled 3.69% and 2.69% at December 31, 2004 and 2003, respectively. This line is secured by United’s Heritage Bank stock and expires November 1, 2005. Interest is payable quarterly. There was no principal balance outstanding at December 31, 2004 and 2003.

(11)	Income Taxes

Income tax expense for the years ended December 31 is summarized as follows:

	Federal	State	Total
2004:
Current – continuing operations	$1,808,310	396,938	2,205,248
Deferred	129,647	27,602	157,249

	$1,937,957	424,540	2,362,497

2003:
Current – continuing operations	$1,485,154	520,788	2,005,942
Deferred	(34,353)	(33,085)	(67,438)

	1,450,801	487,703	1,938,504
Current – discontinued operations	573,291	122,054	695,345

	$2,024,092	609,757	2,633,849

2002:
Current – continuing operations	$1,348,117	296,003	1,644,120
Deferred	(67,952)	(14,036)	(81,988)

	$1,280,165	281,967	1,562,132

Income tax expense for the years ended December 31 differs from “expected” income tax expense (computed by applying the Federal corporate income tax rate of 35% to income before income taxes) as follows

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2004	2003	2002
Computed “expected” tax expense	$2,130,816	1,961,048	1,399,891
Increase (decrease) resulting from:
State taxes, net of Federal income tax
effects	280,196	259,551	186,083
Tax-exempt interest	(51,716)	(52,780)	(44,116)
Other, net	3,201	(229,315)	20,274

	$2,362,497	1,938,504	1,562,132

Deferred tax assets and liabilities at December 31 are as follows:

	2004	2003
Deferred tax assets:
Loans, principally due to allowance for loan losses	$1,312,791	1,364,671
Premises and equipment and real estate owned, due to difference
in basis	59,152	59,152
Purchase accounting basis differences	3,071	42,688
Other	115,027	128,567

Total gross deferred tax assets	1,490,041	1,595,078

Deferred tax liabilities:
Loans, due to difference in basis	10,246	15,160
Stock in FHLB, principally due to stock dividends not recognized
for tax purposes	646,683	607,267
Premises and equipment, principally due to differences in
depreciation	498,529	419,120
Prepaid SAIF assessment	6,626	6,797
Unrealized gains on securities available-for-sale	48,565	212,995
Other	—	61,528

Total gross deferred tax liabilities	1,210,649	1,322,867

Net deferred tax asset	$279,392	272,211

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, at December 31, 2004 and 2003 management believes it is more likely than not that United will realize the benefits of these deductible differences.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Retained earnings at December 31, 2004 includes approximately $3,477,000 for which no provision for Federal income tax has been made. This amount represents the base year income tax bad debt reserve. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears this reserve will be reduced and thereby result in taxable income in the foreseeable future. United is not currently contemplating any changes to its business or operations which would result in a recapture of the base year bad debt reserve into taxable income.

(12)	Mortgage Servicing Rights

Total mortgage servicing rights, net of accumulated amortization, were $525,597 and $340,596 at December 31, 2004 and 2003, respectively. Servicing rights of $299,199, $184,050, and $109,600 were capitalized in 2004, 2003 and 2002, respectively. Amortization expense of $114,198, $67,322, and $44,173 was recognized in 2004, 2003 and 2002, respectively. There were no impairment losses recognized in 2004, 2003, and 2002. At December 31, 2004, the estimated fair value of United’s servicing assets approximates its carrying value.

Real estate loans serviced for others, which are not included in the accompanying consolidated financial statements, totaled approximately $69,274,000 and $49,901,000 at December 31, 2004 and 2003, respectively.

(13)	Leases

Heritage Bank leases certain land and office space under noncancelable operating leases in its Billings, Great Falls and Kalispell branches. The Billings lease is a 30 year ground lease agreement for the new branch location. The lease required a deposit of $10,000 and annual rentals of $70,000. The Great Falls and Kalispell leases are for office space and range in length from 1.5 to 3 years. Heritage Northwest, Inc. leased office space under a noncancelable two year operating lease beginning in March 2004 in Bellingham, WA. As of March 2005, Heritage Northwest, Inc. is attempting to sublease that office space. Total rental expense for the years ended December 31, 2004, 2003 and 2002 was $156,916, $130,236 and $75,389, respectively.

The total future minimum lease payments required under operating leases which have initial or remaining noncancelable lease terms in excess of one year at December 31, 2004 are as follows:

Year Ending December 31,
2005	$127,954
2006	110,839
2007	70,000
2008	70,000
2009	70,000
Thereafter	1,627,500

$2,076,293

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Related Parties

Central Financial Services, Inc. (CFS) provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset-liability management and regulatory consulting. CFS is owned by United’s former Chairman of the Board of Directors and its current largest shareholder and has been providing similar services to various banks and financial service organizations since December of 1988. CFS fees billed to United were $472,183, $459,000 and $465,908 for the years ended December 31, 2004, 2003, and 2002, respectively.

United acquires loan participations from a bank controlled by current largest shareholder. At December 31, 2004 and 2003, the outstanding balances of loans purchased from this bank were $4,605,405 and $6,448,349, respectively. During 2004, United’s CEO served on the board of directors of a bank in Grand Junction, Colorado. Loan participations are also acquired from this bank. At December 21, 2004, the outstanding balance of loans purchased from this bank were $239,524. Management believes the loans are underwritten under substantially the same terms and procedures as loans underwritten by United.

Banker’s Resource Center (BRC) provides data processing services for United. United has a 14% ownership interest in BRC, a computer data center. The charges for BRC’s services were $753,169, $708,518 and $591,395 for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004 and 2003, the Board of Directors and officers of United (personally and through their respective businesses which bank with Heritage Bank) had approximately $578,814 and $836,628, respectively, on deposit with Heritage Bank.

A summary of activity with respect to aggregate loans to directors and executive officers for the years ended December 31, 2004 and 2003 follows:

	2004	2003
Balance, beginning of year	$1,525,626	2,813,671
New loans	7,907,785	5,149,247
Repayments	(5,624,950)	(6,437,292)

Balance, end of year	$3,808,461	1,525,626

Management believes these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with equivalent risk of collectibility.

(15)	Employee Benefit Plans

Heritage Bank has a savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 20% of their wages. Heritage Bank matches an amount equal to 100% of the employee’s contribution, up to 4.5% of total wages. Participants are at all times fully vested in their contributions and are immediately vested in the employer’s contributions. Heritage Bank 401(k) contributions and administrative costs were approximately $201,000, $197,000, and $157,000 during the years ended December 31, 2004, 2003 and 2002, respectively

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Heritage Bank has deferred compensation agreements with two employees that provide for certain benefits upon retirement, change of control, disability or death. Amounts expensed under these agreements were approximately $17,800, $15,900 and $14,300, respectively, for the years ended December 31, 2004, 2003 and 2002. Heritage Bank owns two single premium insurance policies in connection with one of these agreements. The policies have a cash value, which is included in other assets on the accompanying consolidated statements of financial condition, of approximately $360,000 and $346,000 at December 31, 2004 and 2003, respectively.

(16)	Stock Option Plans

In 2000, the United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (the Plan) was adopted. The Plan provides for the grant of incentive stock options (ISOs) and non-qualified stock options to certain full and part-time employees of Heritage Bank and directors of United. The plan provides for award of options for a maximum of 198,000 shares of United common stock. Vesting for each award is at the discretion of the Board. The term of the options is 10 years. The option price for all ISOs granted under the Plan shall be determined by the Board, but shall not be less than 100% of the fair market value of the common stock at the date of grant of such option. The option price for all non-qualified options shall also be determined by the Board. A change in control, as defined in the Plan, will immediately vest all options.

At December 31, 2004, total shares available for option grants under the Plan were 3,868. Changes in options granted by United for the years ended December 31, 2004 and 2003, are summarized as follows:

	2004		2003
	Shares actual	Weighted average exercise price	Shares actual	Weighted average exercise price
Outstanding options, beginning of year	182,550	$12.04	184,711	11.76
Granted	8,000	24.86	7,500	17.47
Exercised	(24,057)	(13.45)	(5,399)	(10.29)
Forfeited	(3,826)	(13.20)	(4,262)	(11.62)

Outstanding options, end of year	162,667	$12.88	182,550	12.04

Options exercisable at end of year	103,448		78,023

Weighted-average fair value of options
granted during year	$5.35		$3.38

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The stock options outstanding at December 31, 2004 consist of the following:

	Options outstanding			Exercisable options
	Number outstanding at end of year	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at end of year	Weighted average exercise price
Exercise Prices:
Price ranges $ 9.18	31,971	5.5	$9.18	31,971	9.18
Price ranges $ 10.81	47,080	6.5	10.81	35,310	10.81
Price ranges $ 14.18	69,053	7.5	14.18	34,526	14.18
Price ranges $ 17.47	6,563	8.5	17.47	1,641	17.47
Price ranges $ 24.86	8,000	9.5	24.86	—	—

Total	162,667	6.9	$12.88	103,448	11.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.85%	2.52%	4.50%
Expected life	5 years	5 years	5 years
Expected volatility	31.77%	31.49%	23.90%
Expected dividend yield	4.38%	4.43%	6.40%

Based on the intrinsic value method, no compensation cost has been recognized for any stock option grants in the accompanying financial statements. Had United determined compensation cost based on the estimated fair value at the grant date for its stock options, United’s net income and net income per share would have been as shown in Note 1.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2004	2003	2002
Weighted average shares outstanding during
the year on which basic earnings per
share is calculated	2,434,592	2,440,144	2,439,093
Add: incremental shares under stock option
plans	79,818	71,105	29,116

Average outstanding shares on which diluted
earnings per share is calculated	2,514,410	2,511,249	2,468,209

Net income applicable to common stockholders,
basic	$3,917,959	4,720,001	2,955,255
Less: reduction of proportionate share of
Valley net income assuming option
exercises	—	(820)	(1,986)

Net income applicable to common stockholders,
diluted	$3,917,959	4,719,181	2,953,269

Basic earnings per share
Continuing operations	$1.61	1.57	1.05
Discontinuing operations	—	.36	.16

Net Income	$1.61	1.93	1.21

Diluted earnings per share
Continuing operations	$1.56	1.53	1.04
Discontinuing operations	—	.35	.16

Net income	$1.56	1.88	1.20

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Selected Quarterly Financial Data – Unaudited

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$4,707,338	4,722,065	4,481,999	4,253,338
Interest Expense	1,357,278	1,338,661	1,242,848	1,213,697

Net interest income	3,350,060	3,383,404	3,239,151	3,039,641
Provision for loan losses	—	—	17,500	52,500
Non-interest income	1,104,797	1,171,136	1,082,163	1,069,026
Non-interest expense	2,880,932	2,926,508	2,787,958	2,493,524

Income from continuing operations
before income taxes	1,573,925	1,628,032	1,515,856	1,562,643
Income tax expense	589,940	614,016	570,088	588,453

Net income from continuing
operations	983,985	1,014,016	945,768	974,190
Income from discontinued operations	—	—	—	—

Net income	$983,985	1,014,016	945,768	974,190

Net income per share:
Basic
Continuing operations	$.40	.42	.39	.40
Discontinued operations	—	—	—	—

	$.40	.42	.39	.40

Diluted
Continuing operations	$.39	.40	.38	.39
Discontinued operations	—	—	—	—

	.39	.40	.38	.39

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$4,376,959	4,396,839	4,542,787	4,491,123
Interest expense	1,308,899	1,416,541	1,531,214	1,697,703

Net interest income	3,068,060	2,980,298	3,011,573	2,793,420
Provision for loan losses	75,800	127,500	312,500	262,500
Non-interest income	1,050,502	1,755,666	1,889,307	1,489,061
Non-interest expense	2,865,044	3,159,232	2,882,211	2,585,311

Income from continuing operations
before income taxes	1,177,718	1,449,232	1,706,169	1,434,670
Income tax expense	317,524	438,113	643,329	539,538

Net income from continuing
operations	860,194	1,011,119	1,062,840	895,132
Income from discontinued operations	—	722,764	80,944	87,008

Net income	$860,194	1,733,883	1,143,784	982,140

Net income per share:
Basic
Continuing operations	$.35	.41	.44	.37
Discontinued operations	—	.30	.03	.03

	$.35	.71	.47	.40

Diluted
Continuing operations	$.34	.40	.43	.36
Discontinued operations	—	.29	.03	.03

	$.34	.69	.46	.39

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Regulatory Matters

United (on a consolidated basis) and Heritage Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on United’s operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United and Heritage Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require United and Heritage Bank to maintain minimum amounts and ratios (set forth in the tables below). As of December 31, 2004, management believes United and Heritage Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notifications from the federal banking agencies categorized Heritage Bank as “well capitalized” under the regulatory framework for prompt corrective action (PCA). To be categorized as “well capitalized” the banks must maintain minimum ratios as set forth in the following tables. There are no conditions or events that management believes have changed the institutions’ PCA category.

	Actual		Minimum for capital adequacy purposes		Minimum to be “well capitalized” under PCA provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Consolidated: (in thousands)
December 31, 2004:
Total capital	$35,694	12.33%	$23,158	8.0%	N/A	—
Tier I capital	32,075	11.08	11,579	4.0	N/A	—
Tier I leverage	32,075	9.33	13,755	4.0	N/A	—
December 31, 2003:
Total capital	36,722	14.70	19,986	8.0	N/A	—
Tier I capital	33,583	13.44	9,995	4.0	N/A	—
Tier I leverage	33,583	10.92	12,296	4.0	N/A	—

Heritage Bank: (in thousands)
December 31, 2004:
Total capital	29,865	10.35	23,084	8.0	28,855	10.0%
Tier I capital	26,257	9.10	11,542	4.0	17,313	6.0
Tier I leverage	26,257	7.71	13,673	4.0	17,091	5.0
December 31, 2003:
Total capital	27,916	11.20	19,938	8.0	24,923	10.0
Tier I capital	24,651	9.89	9,969	4.0	14,954	6.0
Tier I leverage	24,651	7.95	12,402	4.0	15,502	5.0

The total capital and Tier I capital ratios are determined based on risk-weighted assets. The Tier I leverage ratio is determined based on average tangible assets.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

State banks, such as Heritage Bank, may pay dividends up to the total of the prior two years earnings without permission of State regulators.

(20)	Fair Value of Financial Instruments

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

The following assumptions and methods were used by United in estimating the fair value of its financial instruments:

Financial Assets. Due to the liquid nature of the instruments, the carrying value of cash and cash equivalents approximates fair value. For securities available-for-sale, the fair value is based upon quoted market prices. The fair value of restricted stock approximates carrying value. The fair value of loans receivable was estimated by discounting contractual future cash flow using current rates at which similar loans would be made. The fair value of loans held for sale approximates carrying fair, as the carrying value is the lower of cost or fair value, and United expects the loans to be sold in the short-term. The fair value of accrued interest receivable approximates book value as United expects contractual receipt in the near-term.

Financial Liabilities. The fair value of NOW, money market accounts, demand accounts and non-term savings deposits are, by definition, equal to their carrying amounts, which represent the amounts payable on demand. The fair value of time deposits was estimated by discounting the future cash flows using current rates for similar deposits. Because the interest rate on subordinated debt approximates United’s current long-term borrowing rate, the fair value of these liabilities approximates the carrying value. The fair value of FHLB advances and securities sold under agreements to repurchase was obtained from discounting cash flows using current borrowing rates. The fair value of accrued interest payable approximates book value due to contractual payment in the near-term.

Off-Balance Sheet. The fair value of commitments to extend credit is based upon the fee charged, and was determined by management to not have a significant fair value.

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

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

carrying value of financial instruments can have a significant effect on fair value estimates and have not been considered in the estimates presented herein.

The approximate carrying value and fair value of United’s financial instruments as of December 31 are as follows:

	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$19,187,000	19,187,000	13,514,000	13,514,000
Securities available-for-sale	38,949,000	38,949,000	43,279,000	43,279,000
Restricted stock	4,211,000	4,211,000	4,109,000	4,109,000
Loans held for sale	5,786,000	5,786,000	3,883,000	3,883,000
Loans receivable, net	265,011,000	264,554,000	227,179,000	232,400,000
Accrued interest receivable	1,937,000	1,937,000	1,784,000	1,784,000

Financial liabilities:
Deposits	258,334,000	258,963,000	227,514,000	228,560,000
FHLB advances and securities sold under
agreements to repurchase	52,292,000	52,184,000	38,889,000	39,735,000
Accrued interest payable	1,189,000	1,189,000	1,015,000	1,015,000
Subordinated debt owed to trust	3,093,000	3,093,000	3,093,000	3,093,000

(21)	Commitments and Contingencies

Heritage Bank has sold loans to various investors in the secondary market under sales agreements which contain repurchase provisions. Under the repurchase provisions, Heritage Bank may be required to repurchase a loan if a borrower fails to make three monthly payments within 120 days after the sale of the loan. The balance of loans sold with repurchase provisions remaining at December 31, 2004 is approximately $ 5,249,000. In 2002, Heritage Bank was required to repurchase one such loan that had been sold in the amount of approximately $62,000. There were no loans repurchased during 2004 or 2003.

In December 2001, Heritage Bank entered into a five-year service contract for data processing services with BRC. In the event of early termination of this contract by United, United has agreed to pay an amount equal to fifty percent of the average monthly fee paid for services multiplied by the number of months remaining under the term of the contract.

United is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on United’s consolidated financial position, results of operations, or liquidity.

At December 31, 2004, Heritage Bank had loan commitments outstanding on 1-4 family fixed and adjustable rate mortgages totaling approximately $15,580,000. These loans were approved prior to December 31, 2004 to be closed and funded in 2005. Heritage Bank also has at December 31, 2004 interest rate locks outstanding on 1-4 family mortgages totaling approximately $4,058,000. These loans may or may not be approved and closed in 2005.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Parent Company Information (Condensed)

The summarized financial information for United Financial Corp. is presented below:

Condensed Statements of Financial Condition

	December 31,
	2004	2003
Assets
Cash and cash equivalents ($2,254,541 and $6,519,610, respectively,
Deposited with Heritage Bank)	$4,571,534	6,606,660
Securities available-for-sale	1,153,058	2,290,250
Investment in subsidiary bank	27,799,365	26,424,427
Accrued interest receivable	10,430	15,375
Other assets	288,272	215,393

Total assets	$33,822,659	35,552,105

Liabilities and Stockholders’ Equity
Other liabilities	$101,541	78,416
Subordinated debt owed to trust	3,093,000	3,093,000

Total liabilities	3,194,541	3,171,416

Common stock	26,649,795	27,025,147
Paid in capital	29,341	—
Retained earnings	3,871,256	5,014,656
Accumulated other comprehensive income	77,726	340,886

Total stockholders’ equity	30,628,118	32,380,689

Total liabilities and stockholders’ equity	$33,822,659	35,552,105

Condensed Statements of Income

	Year ended December 31,
	2004	2003	2002
Revenues:
Cash dividends from bank subsidiary	$2,800,000	2,600,000	2,231,323
Interest income	197,968	78,218	44,999
Other income	19,366	1,168	2,633

	3,017,334	2,679,386	2,278,955

Expenses:
Interest expense	161,166	161,378	210,880
Other operating expenses	449,784	476,761	565,302

	610,950	638,139	776,182

Income before equity in undistributed
earnings of subsidiary, discontinued
operations and income taxes	2,406,384	2,041,247	1,502,773
Equity in undistributed earnings of subsidiary	1,487,155	1,490,771	794,021

Income from continuing operations before income
taxes	3,893,539	3,532,018	2,296,794
Income tax benefit	(24,420)	(297,267)	(258,400)

Income from continuing operations	3,917,959	3,829,285	2,555,194
Income from discontinued operations	—	890,716	400,061

Net income	$3,917,959	4,720,001	2,955,255

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income from continuing operations	$3,917,959	3,829,285	2,555,194
Adjustments to reconcile net income from
continuing operations to net cash from
operating activities:
Gain on sale of securities
available-for-sale	(18,766)	—	(1,436)
Equity in undistributed earnings of
subsidiary	(1,487,155)	(1,369,725)	(1,075,344)
Increase (decrease) in other assets and
liabilities, net	(15,468)	(140,804)	46,221

Net cash from continuing
operations	2,396,570	2,318,756	1,524,635

Net cash from discontinued
Operations	—	8,299,630	281,323

Net cash from operating
activities	2,396,570	10,618,386	1,805,958

Cash flows from investing activities:
Purchase of securities available-for sale	(1,000,000)	(2,000,000)	—
Proceeds from sales, maturities and paydowns
of securities available-for-sale	2,005,015	256,429	246,722
Net decrease in loans receivable	—	—	28,442

Net cash from investing activities	1,005,015	(1,743,571)	275,164

Cash flows from financing activities:
Payments on line of credit	—	(700,000)	(300,000)
Redemption of common stock	(623,715)	(220,110)	—
Proceeds from issuance of common stock	248,363	78,501	3,300
Dividends paid to stockholders	(5,061,359)	(2,181,826)	(1,604,815)

Net cash from financing activities	(5,436,711)	(3,023,435)	(1,901,515)

Net increase (decrease) in cash and cash
equivalents	(2,035,126)	5,851,380	179,607
Cash and cash equivalents at beginning of year	6,606,660	755,280	575,673

Cash and cash equivalents at end of year	$4,571,534	6,606,660	755,280

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Discontinued Operations – Sale of Valley Bancorp, Inc.

On July 31, 2003, United sold its majority-owned subsidiary, Valley Bancorp, Inc. (“Valley”). At the time of the sale, taking into account stock options which were exercised immediately prior to closing, United owned approximately 62% of Valley’s issued and outstanding capital stock. United received sales proceeds of approximately $9 million from the sale of the stock.

The prior year income statements as reported herein for the years ended December 31, 2003 and 2002 report the results of operations of Valley in discontinued operations. Income from discontinued operations also includes the gain on the sale of Valley net of applicable income tax provisions.