Form 10-Q
period 2005-03-31
UNITED FINANCIAL CORP \MN\
filed 2005-05-12
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       (Mark One)

            X   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
           ---           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ---         THE SECURITIES EXCHANGE ACT OF 1934

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

        P.O. Box 2779, 120 First Avenue North, Great Falls, Montana 59403
        -----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                                 Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer
                (as defined by Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]


        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, no par value; 2,444,634 shares outstanding as of April 30, 2005

                             UNITED FINANCIAL CORP.
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1 FINANCIAL STATEMENTS

         Consolidated Condensed Statements of Financial Condition at
          March 31, 2005 and December 31, 2004                                           1

         Consolidated Condensed Statements of Income - Three Months Ended
          March 31, 2005 and March 31, 2004                                              2

         Consolidated Condensed Statements of Cash Flows - Three Months Ended
          March 31, 2005 and March 31, 2004                                              3

         Notes to Consolidated Condensed Financial Statements                            4

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                            8

   ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    16

   ITEM 4 CONTROLS AND PROCEDURES                                                       16

PART II - OTHER INFORMATION

   ITEM 1 LEGAL PROCEEDINGS                                                             17

   ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                   17

   ITEM 3 DEFAULTS UPON SENIOR SECURITIES                                               17

   ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                         17

   ITEM 5 OTHER INFORMATION                                                             17

   ITEM 6 EXHIBITS                                                                      17

SIGNATURES                                                                              18


                                     Page i

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS.

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share data)
(Unaudited)

                                                                 MARCH 31,    DECEMBER 31,
                                                                 ---------    ------------
                                                                   2005           2004
                                                                 ---------    ------------
ASSETS
  Cash and cash equivalents                                      $  16,755        19,187
  Securities available-for-sale                                     37,609        38,949
  Restricted stock, at cost                                          4,228         4,212
  Loans held for sale                                                5,705         5,786
  Loans receivable, net                                            273,174       265,011
  Accrued interest receivable                                        2,074         1,937
  Premises and equipment, net                                        8,616         8,471
  Real estate and other personal property owned                        100           293
  Goodwill                                                           1,422         1,422
  Other assets                                                       2,039         1,872
                                                                 ---------     ---------
                                                                 $ 351,722       347,140
                                                                 =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
  Demand, NOW and money market demand accounts                   $  74,150        83,464
  Savings deposits                                                  55,039        54,427
  Time deposits                                                    125,025       120,444
                                                                 ---------     ---------
                                                                   254,214       258,335
 Federal Home Loan Bank advances                                    51,982        44,794
 Securities sold under agreements to repurchase                      8,228         7,498
 Accrued interest payable                                            1,194         1,189
 Subordinated debt owed to trust                                     3,093         3,093
 Other liabilities                                                   2,319         1,603
                                                                 ---------     ---------
                                                                   321,030       316,512
                                                                 ---------     ---------

 Stockholders' equity:
  Preferred stock, no par value; authorized 2,000,000
   shares; no shares issued and outstanding                             --            --
  Common stock, no par value; authorized 8,000,000 shares;
   2,444,634 and 2,436,599 shares issued and outstanding
   at March 31, 2005 and December 31, 2004, respectively            26,754        26,650
  Paid in capital                                                       32            29
  Retained earnings                                                  4,055         3,871
  Accumulated other comprehensive income (loss), net                  (149)           78
                                                                 ---------     ---------
                                                                    30,692        30,628
                                                                 ---------     ---------
                                                                 $ 351,722       347,140
                                                                 =========     =========

                                                 Equity/Assets        8.73%         8.83%
                                              Book Value/Share   $   12.55         12.57

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                              2005     2004
                                                             ------   ------
INTEREST INCOME
 Loans receivable                                            $4,306    3,792
 Taxable investments                                            362      401
 Nontaxable investments                                           4       16
 Other interest earning assets                                   36       45
                                                             ------   ------
    Total interest income                                     4,708    4,254
                                                             ------   ------
INTEREST EXPENSE
 Deposits                                                       951      844
  Other borrowings                                              476      370
                                                             ------   ------
    Total interest expense                                    1,427    1,214
                                                             ------   ------
    Net interest income                                       3,281    3,040
 Provision for loan losses                                       --       52
                                                             ------   ------
       Net interest income after provision for loan losses    3,281    2,988
                                                             ------   ------
NON-INTEREST INCOME
 Gain on sale of loans                                          537      569
 Service charges and fees                                       270      266
 Gain on sale of securities available-for-sale                   --      194
 Other income                                                    23       40
                                                             ------   ------
    Total non-interest income                                   830    1,069
                                                             ------   ------
NON-INTEREST EXPENSE
 Compensation and benefits                                    1,579    1,454
 Occupancy and equipment expense                                368      328
 Data processing fees                                           186      173
 Other                                                          584      539
                                                             ------   ------
    Total non-interest expense                                2,717    2,494
                                                             ------   ------
    Income before income taxes                                1,394    1,563
 Income taxes                                                   526      589
                                                             ------   ------
    Net income                                               $  868      974
                                                             ======   ======

BASIC EARNINGS PER SHARE                                     $  .36      .40

DILUTED EARNINGS PER SHARE                                   $  .35      .39

 Dividends declared per share                                $  .28      .27
 Weighted average shares outstanding-basic                    2,441    2,438
 Weighted average shares outstanding-diluted                  2,513    2,530

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                       THREE MONTHS ENDED
                                                                      MARCH 31,   March 31,
                                                                      ---------   ---------
                                                                        2005        2004
                                                                      --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net cash from operating activities                               $  1,711      (1,426)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (increase) in loans receivable                                      (8,185)     (8,894)
Purchases of securities available-for-sale                              (2,000)     (2,009)
Proceeds from maturities, pay downs and sales of securities
  available-for-sale                                                     2,955       5,064
Purchases of premises and equipment                                       (302)       (634)
Proceeds from sale of real estate and other personal property
  owned                                                                    209          46
                                                                      --------    --------

     Net cash from investing activities                                 (7,323)     (6,427)
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposits                                     (4,121)      9,175
Proceeds from Federal Home Loan Bank advances                           13,000      12,000
Payments on Federal Home Loan Bank advances                             (5,812)    (11,000)
Net increase (decrease) in securities sold under agreements to
  repurchase                                                               730        (692)
Dividends paid to stockholders                                            (684)       (660)
Redemption of common stock                                                  --        (396)
Proceeds from issuance of common stock                                      67          78
                                                                      --------    --------

     Net cash from financing activities                                  3,180       8,505
                                                                      --------    --------

Increase (decrease) in cash and cash equivalents                        (2,432)        652

Cash and cash equivalents at beginning of year                          19,187      13,514
                                                                      --------    --------
Cash and cash equivalents at end of period                            $ 16,755      14,166
                                                                      ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURE
      Cash payments for interest                                      $  1,422       1,248
      Cash payments for income taxes                                  $     20          --

NON CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of other personal property in settlement of loans         $     19          17


See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.       GENERAL

         United Financial Corp. ("United," the "Company," "we," "our" or "us") is a bank holding company headquartered in Great Falls, Montana, with operations in 15 locations in 13 Montana communities. We were organized as a Minnesota corporation in 1996. We conduct our banking business in Montana through our wholly-owned subsidiary, Heritage Bank, a Montana corporation established in 1923.

         Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Missoula, Libby and Shelby, Montana. Heritage Bank conducts its community banking business by soliciting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. Heritage Bank's banking business is concentrated in the Great Falls area with 44% of our total assets located at Heritage Bank's Great Falls locations. Heritage Bank also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

         Heritage Bank's financial condition and results of operations, and therefore our financial condition and results of operations, depend primarily on net interest income and fee income. Heritage Bank's financial condition and results of operations are also significantly influenced by local and national economic conditions, changes in market interest rates, governmental policies, tax laws and the actions of various regulatory agencies.

         Heritage Bank has a wholly-owned subsidiary HPM, Inc. which was incorporated to acquire land and a building for a new Great Falls full service branch location, which it leases back to Heritage Bank. The new facility opened in April 2005 and replaces a formerly leased drive-up location in Great Falls.

         Heritage Bank also holds a 14% ownership interest in Bankers' Resource Center, a computer data center, located in Helena, Montana.

         Our principal offices are located at 120 First Avenue North, Great Falls, Montana 59401, and our telephone number is (406) 727-6106.

         You can access all our periodic and current reports, free of charge, on our website as soon as reasonably practicable after we file or furnish such material to the Securities and Exchange Commission ("SEC"). Our website address is www.ufcmontana.com. The contents of our website are not a part of this report or of our other filings with the SEC.

2.       BASIS OF PRESENTATION

         We have prepared our consolidated financial statements included in this report in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, our consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Our operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that we anticipate for the year ending December 31, 2005. For additional information, you should refer to the consolidated audited financial statements and related footnotes included in our Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2004.

3.       COMPREHENSIVE INCOME

         Unrealized gains and losses on securities available-for-sale comprise United's only significant element of other comprehensive income.

(IN THOUSANDS)
                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ------------------
                                                        2005     2004
                                                      -------   ------
Net income                                             $ 868      974

Unrealized and realized
 holding gains (losses) arising during
 period, net of tax                                     (227)     114

Less: reclassification adjustment
 for gains included in net income, net of tax             --      121
                                                       -----    -----

Net unrealized gains (losses) on
 securities available for sale, net of tax              (227)      (7)
                                                       -----    -----


Total comprehensive income                             $ 641      967
                                                       =====    =====

4.       COMPUTATION OF EARNINGS PER SHARE

         We calculate basic earnings per share ("EPS") by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the sum of the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Potential common stock includes the incremental shares under stock option plans.

         The following table sets forth the computation of basic and diluted earnings per share.

       (IN THOUSANDS, EXCEPT PER SHARE                  THREE MONTHS ENDED
            DATA)                                           MARCH 31,
                                                       --------------------
                                                         2005        2004
                                                       --------    --------
        Weighted average shares outstanding during the
           period on which basic earnings per share is
           calculated
                                                         2,441       2,438
         Add: incremental shares under stock option
            plans                                           72          92
                                                         -----       -----

         Average outstanding shares on which diluted
            earnings per share is calculated
                                                         2,513       2,530
                                                         =====       =====

       NET INCOME APPLICABLE TO COMMON
           STOCKHOLDERS, BASIC AND DILUTED              $  868         974

           BASIC EARNINGS PER SHARE                     $  .36         .40

           DILUTED EARNINGS PER SHARE                   $  .35         .39

5.       RELATED PARTIES

         Central Financial Services, Inc. ("CFS") provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset-liability management and regulatory consulting. CFS is owned by our largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were approximately $.1 million for each of the three month periods ended March 31, 2005 and 2004, respectively. The fees are billed by CFS on an hourly basis for work performed by our Chairman and CEO, our largest shareholder, and four other CFS employees. Our Chairman and CEO does not receive direct compensation from United for these services. He is compensated for services as a director through director's fees of $350 per month, and for services as an officer of United through CFS. Through CFS, our largest shareholder and Chairman and CEO earn annual salaries of $100,000 and $151,000, respectively. Our pro-rata portion of those salaries was approximately 54%, based upon CFS billings during those periods.

         From time to time, Central Bank, the Stillwater, Minnesota Bank founded by our largest shareholder in 1988, sells loan participations to Heritage Bank. Heritage Bank did not buy loan participations from Central Bank in the first quarter of 2005. Our CEO is the Chairman of the Board of Central Bank.

         Our CEO also serves on the Board of Directors of Timberline Bank in Grand Junction, Colorado. Heritage Bank bought loan participations from Timberline Bank with original balances totaling approximately $5.4 million in the first quarter of 2005. The balances of these purchased loans have since paid down in the first quarter of 2005. Balances of loan participations outstanding with both Central Bank and Timberline Bank at March 31, 2005 and December 31, 2004, respectively, are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in Item 2 in the section titled "Loans Receivable and Loans Held for Sale."

         United expects such transactions to continue to occur in the future with both Central Bank and Timberline Bank. Such sales will be made on substantially the same terms as loan participations which are sold to nonaffiliated persons. Our largest shareholder and our CEO serve on other bank boards as well. These banks, to date, have not had any loan participation activity with Heritage Bank.

         Banker's Resource Center ("BRC") provides data processing services for Heritage Bank, as well as several other banks. Heritage Bank has a 14% ownership interest in BRC. The charges for BRC's services were $.2 million for each of the three month periods ended March 31, 2005 and 2004, respectively.

6.       SUBSEQUENT EVENT-DIVIDENDS DECLARED

         On April 26, 2005, our Board of Directors declared a quarterly cash dividend of $.28 per share, payable June 1, 2005, to shareholders of record on May 18, 2005.

7.       STOCK-BASED COMPENSATION

         United has a stock-based employee compensation plan which is described more fully in footnotes included in our Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2004. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price at or above the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

         (IN THOUSANDS, EXCEPT PER SHARE DATA)           THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                           2005      2004
                                                         --------   ------
         Net income:  As reported                         $  868      974
         Deduct:  Total stock-based employee
           compensation expense determined under fair
           value based method for all awards, net of
           related tax effects                                 4       10
                                                            -----   ------
         Pro forma net income                             $  864      964
                                                            =====   ======
         Earnings per share:
           Basic - as reported                            $  .36      .40
                                                            =====   ======
           Basic - pro forma                              $  .35      .40
                                                            =====   ======
           Diluted - as reported                          $  .35      .39
                                                            =====   ======
           Diluted - pro forma                            $  .34      .38
                                                            =====   ======


8.       CRITICAL ACCOUNTING POLICIES

         We have identified our most critical accounting policy to be related to the allowance for loan losses. Our allowance for loan losses methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that management believes is appropriate. Risk factors include historical loss experience, delinquency and charge-off trends, collateral values, an analysis of the current loan portfolio, and the level of non-performing and impaired loans. We also use an internal loan risk grading system to evaluate potential losses of individual loans. Other factors include the future economic trends in our markets and, in particular, the state of certain industries. Changes in any of the above factors could have a significant affect on the calculation of the allowance for loan losses in any given period. Therefore, management performs a full analysis on a quarterly basis to ensure that changes in estimated loan loss levels are reflected in the loan loss allowance on a timely basis.

         Another critical accounting policy is related to the carrying value of goodwill. We use a market valuation approach in assessing goodwill impairment and measure the carrying value similarly at least annually. Impairment analysis of the fair value of goodwill involves a substantial amount of judgment. At March 31, 2005 and December 31, 2004, we had $1.4 million of recorded goodwill.

         SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, we apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore disclose the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statement of operations if the fair value method had been used. Under APB Opinion No. 25, no compensation cost has been recognized for our stock incentive plan. Had we determined compensation cost for the plan in accordance with SFAS No. 123 and recognized it over the vesting period, our net income and earnings per share would have been reduced to the pro forma amounts as presented in Note 7 above.

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No 123 (R) (revised 2004), "Share-Based Payment." This Statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We will recognize that cost over the period during which an employee provides service in exchange for the award.

         This statement initially was to take effect for our interim period ended September 30, 2005. In April 2005, the Securities and Exchange Commission (the "SEC") announced a new rule delaying the compliance dates for SFAS 123 (R). As a calendar year-end company, this new rule extends our compliance date for SFAS 123 (R) to our March 31, 2006 interim financial statements filed with the SEC.

         We have also identified our accounting method for securities available-for-sale to be a critical accounting policy. We carry securities available-for-sale at fair value and exclude unrealized gains and losses (net of related tax effects) from earnings. We report these unrealized gains and losses (net of related tax effects) as a separate component of stockholders' equity. While fair values are determined per market quotes from independent brokers and are not subject to management estimation, the carrying value of the securities is subject to market variations. At March 31, 2005 and December 31, 2004, the unrealized gain (loss) on securities available-for-sale to mark them to market was $(.2) million and $.1 million, respectively.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1.       CAUTIONARY STATEMENT

         All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We base these forward-looking statements on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, market acceptance and performance of our products and services, the competitive nature of and anticipated growth in our markets, our accounting estimates, assumptions and judgments, the impact of tax accounting elections, and management's future strategic plans. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to: (i) general economic or industry conditions could deteriorate or be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses, or a reduced demand for our products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase loan losses; (iii) changes in the extensive laws, regulations and policies governing financial services companies could alter our business environment or affect operations; (iv) the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending; (v) competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform;
(vi) the impact of weather conditions in the geographic markets and business areas in which we conduct business; and (vii) capital investments in our businesses may not produce expected growth in earnings anticipated at the time of the expenditure. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. You should also carefully review the risk factors described in documents we file from time to time with the Securities and Exchange Commission.

2.       KEY PERFORMANCE INDICATORS.

         Our executive level management consider the following to be key performance indicators.

                                                MARCH 31, 2005     December 31, 2004
                                                --------------     -----------------
         Capital ratios:
            Tier 1 leverage ratio                      9.38%              9.33
            Tier 1 risk-based capital ratio           10.92%             11.08
            Total risk-based capital ratio            12.14%             12.33
         Allowance for loan losses to loans            1.31%              1.38
         Nonperforming loans to total loans             .17%               .15
         Book value per share                    $    12.55              12.57

         (In Thousands)
         Loans receivable, gross                 $  276,799            268,719
         Allowance for loan losses               $    3,625              3,708
         Nonperforming loans                     $      466                402
         Total assets                            $  351,722            347,140
         Total deposits                          $  254,214            258,335
         Net loans to deposits                       107.46%            102.58

                                                       THREE MONTHS ENDED
                                                ------------------------------------
                                                MARCH 31, 2005     December 31, 2004
                                                --------------     -----------------
         Net earnings:
            Return on average assets                   1.00%              1.24
            Return on average common equity           11.39%             12.02
         Net interest margin                           4.10%              4.07
         Earnings per share-basic               $       .36                .40
         Earnings per share-diluted             $       .35                .39
         Dividends per share                    $       .28                .27


         Non Financial:
            Full-time employees                         122                116
            New deposit accounts                      1,318              1,157
            Closed deposit accounts                   1,001                733
            Full service branches                        13                 13
            ATM's                                         9                  9

3. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF MARCH 31, 2005 TO DECEMBER 31, 2004.

          (In Thousands)                               SELECTED FINANCIAL CONDITION DATA

                                                   MARCH 31,      December 31,             $
                                                     2005            2004                Change
                                                  ----------      ------------          --------
          Cash and cash equivalents               $  16,755            19,187            (2,432)
          Securities available-for-sale              37,609            38,949            (1,340)
          Restricted stock, at cost                   4,228             4,212                16
          Loans held for sale                         5,705             5,786               (81)
          Loans receivable, net                     273,174           265,011             8,163
          Premises and equipment, net                 8,616             8,471               145
          Real estate and other
           personal property owned                      100               293              (193)
          Goodwill                                    1,422             1,422                 -
          All other assets                            4,113             3,809               304
          Total assets                              351,722           347,140             4,582
          Deposits                                  254,214           258,335            (4,121)
          Federal Home Loan Bank
           advances                                  51,982            44,794             7,188
          Securities sold under
           agreements to repurchase                   8,228             7,498               730
          Subordinated debt                           3,093             3,093                 -
          All other liabilities                       3,513             2,792               721
          Total liabilities                         321,030           316,512             4,518
          Stockholders' equity, net                  30,692            30,628                64

         TOTAL ASSETS - Total assets increased $4.6 million to $351.7 million at March 31, 2005 from $347.1 million at December 31, 2004. Assets increased primarily because of a net increase in loans receivable and loans held for sale of approximately $8.1 million. This increase in total assets was offset by a decrease in securities available-for-sale of approximately $1.3 million. Other decreases totaling $2.2 million are detailed in the table above.

         SECURITIES AVAILABLE-FOR-SALE - Securities available-for-sale decreased $1.3 million to $37.6 million at March 31, 2005 from $38.9 million at December 31, 2004. The decrease was the result of $2.9 million of principal repayments, offset by $2.0 million of purchases. We incurred unrealized losses on securities available-for-sale of $ .4 million, before income taxes, for the quarter ended March 31, 2005.

         We summarize loans receivable, net of unamortized net deferred loan fees, as of March 31, 2005 and December 31, 2004, in the following table:

 (IN THOUSANDS)
                                                   MARCH 31,      December 31,
                                                      2005            2004
                                                   ---------      ------------

 First mortgage loans and contracts secured
   by real estate                                 $  105,972         100,322
 Commercial real estate loans                         54,628          51,017
 Commercial loans                                     63,786          62,410
 Auto and other consumer loans                        28,671          29,762
 Second mortgage consumer loans                        6,448           6,123
 Agricultural loans                                   13,483          15,109
 Tax exempt municipal loans                            2,627           2,698
 Loans on deposits and other loans                     1,184           1,278
                                                   ---------       ---------
                                                     276,799         268,719
          Less:  Allowance for loan losses            (3,625)         (3,708)
                                                   ---------       ---------

                                                  $  273,174         265,011
                                                   =========       =========

         Allowance for loan losses for the periods indicated are:

  (IN THOUSANDS)                        THREE MONTHS ENDED       Year Ended
                                          MARCH 31, 2005      December 31, 2004
                                        ------------------    -----------------
 Balance, beginning of period          $           3,708                3,755
 Provision for loan losses                             -                   70
 Losses charged off                                  (85)                (185)
 Recoveries                                            2                   68
                                        ------------------    -----------------
 Balance, end of period                $           3,625                3,708
                                        ==================    =================


         LOANS RECEIVABLE AND LOANS HELD FOR SALE - Net loans receivable increased by $8.2 million to $273.2 million at March 31, 2005 from $265.0 million at December 31, 2004. We attribute the increase primarily to growth in the real estate loan category. The increase consists of a $5.7 million increase in first mortgage loans and contracts secured by real estate, a $3.6 million increase in commercial real estate loans and a $1.4 million increase in commercial loans. These increases were offset by a $1.4 million decrease in agricultural loans and a $1.1 million decrease in consumer loans.

          Heritage Bank purchases and participates in commercial and lease financing loans. In the normal course of business, banks often purchase loans from other banks that would exceed the originating bank's lending limit. Heritage Bank had $27.4 million and $25.7 million of participation and purchased loans as of March 31, 2005 and December 31, 2004, respectively. The $27.4 million balance at March 31, 2005 includes $3.7 million of loans purchased from Central Bank and $4.3 million in loans purchased from Timberline Bank. The $25.7 million balance at December 31, 2004 includes $3.8 million of loans purchased from Central Bank and $.2 million of loans purchased from Timberline Bank. Each of the loans purchased from Central Bank and Timberline Bank were loans that would have exceeded those banks' lending limits when originated. Heritage Bank has no participated loans sold as a result of legal lending limit issues.

         The $5.7 million increase in first mortgage loans and contracts secured by real estate includes a $4.1 million increase in loan balances purchased from Timberline Bank. The remaining increase in this loan category of $1.6 million, as well as the $3.6 million increase and the $1.4 million increase in commercial real estate loans and commercial loans, respectively, came primarily from our Bozeman, Great Falls and Billings markets. Each of these markets have performed well in the first quarter of 2005, adding loans to new customers and continuing financing to existing customers.

         During the three months ended March 31, 2005, loans held for sale decreased $.1 million to $5.7 million at March 31, 2005 from approximately $5.8 million at December 31, 2004. We originated for sale approximately $27.1 million of residential real estate loans, and we sold $27.2 million of residential real estate loans to the secondary market during the three month period ending March 31, 2005.

         ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses decreased $.1 million to $3.6 million at March 31, 2005 as compared to $3.7 million at December 31, 2004. The decrease resulted from loan charge offs of $.1 million for the three months ended March 31, 2005. Management believes the allowance for loan losses at March 31, 2005 was adequate given the relatively low level of non-performing assets and management's assessment of loan risk. The allowance for loan losses to total loans at March 31, 2005 was 1.31% as compared to 1.38% at December 31, 2004.

         Heritage Bank follows regulatory guidelines when it suspends interest accrual on a loan. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed from interest income. At March 31, 2005, Heritage Bank had non-accrual loans totaling $.4 million and loans totaling $.1 million past due for 90 days and still accruing interest. At December 31, 2004 by comparison, Heritage Bank's non-accrual loans totaled $.3 million and loans past due for 90 days and still accruing interest totaled $.1 million.

         Heritage Bank's policy is to review, classify and report to its Board of Directors its assets on a regular basis and specify any assets that are "substandard" (the possibility that some loss could be sustained), "doubtful" (high likelihood of loss), or "loss" (uncollectible). Adequate valuation allowances must be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If Heritage Bank classifies an asset as a loss, Heritage Bank must either establish a specific valuation allowance equal to the amount classified as a loss or charge off such amount. At March 31, 2005 and December 31, 2004, Heritage Bank had no assets classified as losses. At both March 31, 2005 and December 31, 2004, Heritage Bank had $.3 million of assets classified as doubtful. At both March 31, 2005 and December 31, 2004, Heritage Bank had $.1 million of reported substandard assets. As a percent of total Heritage Bank assets, substandard assets were approximately .03% at March 31, 2005 and .01% at December 31, 2004. At both March 31, 2005 and December 31, 2004, impaired loans totaled $.4 million. Impaired loans included those loans classified as either substandard or doubtful.

         DEPOSITS - Deposits decreased by $4.1 million to $254.2 million at March 31, 2005 from $258.3 million at December 31, 2004. The decreases in demand accounts, NOW and money market accounts from December 31, 2004 to March 31, 2005 reflect the normal volatility in these types of accounts. These balances are typically higher at year end and decrease during the first quarter of the year. Average balances of demand accounts for the year ended December 31, 2004 were $42.7 million and for the quarter ended March 31, 2005 were $41.3 million, a decrease of only $1.4 million on average. Average balances of NOW and money market accounts for the year ended December 31, 2004 were $32.4 million and for the quarter ended March 31, 2005 were $32.6 million, an increase of $.2 million on average. The increases in savings and certificates of deposits primarily resulted from a combination of competitive rates on all deposit offerings, and Heritage Bank's commitment to community banking, both of which continue to attract depositors. The following table breaks down our deposits, as of March 31, 2005 and December 31, 2004, by types and amounts.

   (IN THOUSANDS)
                                     MARCH 31,             December 31,
                                       2005                   2004
                                     ---------             ------------
   Demand accounts                   $ 42,167     16.5%        47,489     18.4
   NOW and money market accounts       31,983     12.6         35,974     13.9
   Savings accounts                    55,039     21.7         54,427     21.1
   Certificate of deposits            125,025     49.2        120,444     46.6
                                      ----------------      -------------------
                                     $254,214    100.0%       258,334    100.0
                                      ================      ===================

         BORROWED FUNDS - Federal Home Loan Bank advances increased $7.2 million from $44.8 million at December 31, 2004 to $52.0 million at March 31, 2005. The increase of $7.2 million consists of $13.0 million in advances and $5.8 million in repayments. Heritage Bank used the proceeds from the additional advances to fund the increase in loans and to offset the decrease in deposits during the first quarter of 2005. Securities sold under agreements to repurchase decreased $.7 million to $8.2 million at March 31, 2005 from $7.5 million at December 31, 2004.

         STOCKHOLDERS' EQUITY - Stockholders' equity totaled $30.7 million at March 31, 2005, up $.1 million from $30.6 million at December 31, 2004. Stockholders' equity activity during the first quarter included $.9 million of net income less cash dividends declared of $.7 million, and less a $.1 million decrease due to increases in unrealized losses on investments available-for-sale.

4. MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004.

(IN THOUSANDS)                         SELECTED INCOME STATEMENT DATA
                                     -----------------------------------
                                        THREE MONTHS ENDED MARCH 31,
                                     -----------------------------------
                                      2005     2004   $ Change  % Change
                                     ------   ------  --------  --------
Interest income                      $4,708    4,254      454      10.7%
Interest expense                      1,427    1,214      213      17.6
                                     ------   ------   ------    ------
 Net interest income                  3,281    3,040      241       7.9
Provision for losses on loans            --       52      (52)   (100.0)
                                     ------   ------   ------    ------
Net interest income after
  provision for losses on loans       3,281    2,988      293       9.8
Non-interest income                     830    1,069     (239)    (22.4)
Non-interest expense                  2,717    2,494      223       9.0
                                     ------   ------   ------    ------
 Income from continuing operations
   before income taxes                1,394    1,563     (169)    (10.8)
Income taxes                            526      589      (63)    (10.7)
                                     ------   ------   ------    ------
Net income                           $  868      974     (106)    (10.9)%
                                     ======   ======   ======    ======

         NET INCOME - United had net income of $.9 million, or basic and diluted earnings per share of $.36 and $.35, respectively, for the quarter ended March 31, 2005, as compared to net income of $1.0 million, or basic and diluted earnings per share of $.40 and $.39, respectively for the same quarter in 2004. The decrease in net income is primarily attributed to a decrease in non-interest income related to sales of investment securities in 2004 which is discussed below.

         NET INTEREST INCOME - Like most financial institutions, the most significant component of United's earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities and other interest-earning assets), and the interest paid on deposits and borrowings. We refer to this amount, when divided by average interest-earning assets, as the "net interest margin", expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. We refer to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage as the "net interest-rate spread". Net interest income increased $.3 million from $3.0 million for the three months ended March 31, 2004 to $3.3 million for the three months ended March 31, 2005. Net interest margin increased .03% from 4.07% for the three month period ended March 31, 2004 to 4.10% for the three month period ended March 31, 2005. Net interest spread increased .10% from 3.95% for the three month period ended March 31, 2004 to 4.05% for the three month period ended March 31, 2005.

         INTEREST INCOME - Interest income increased $.5 million from $4.3 million for the three month period ended March 31, 2004 to $4.7 for the three month period ended March 31, 2005. For the three month period ended March 31, 2005, compared to the three month period ended March 31, 2004, interest on loans receivable increased $.5 million, and interest on investments and other interest-earning assets remained consistent.

         INTEREST EXPENSE - Interest expense increased $.2 million from $1.2 million for the three month period ended March 31, 2004 to $1.4 million for the three month period ended March 31, 2005. The average balance of deposits increased $19.9 million for the first quarter ended 2005 compared to the same quarter in 2004, resulting in a $.1 million increase in interest expense.

         For the three month period ended March 31, 2005, compared to the three month period ended March 31, 2004, interest on other borrowings increased $.1 million. The average balance of other borrowings increased $13.6 million for the quarter ended March 31, 2005 as compared to the same quarter in 2004.

         PROVISION FOR LOAN LOSSES - United provided $.1 million for loan losses in the first quarter ended March 31, 2004 and made no provision in the first quarter of 2005. Asset quality at Heritage Bank remained relatively strong during the first quarter of 2005. Heritage Bank's past due and non-accrual loans totaled .17% and .30% of total loans at March 31, 2005 and 2004, respectively.

         Management determines the provision for loan losses as the amount to be added to the allowance for loan losses, after management deducts net charge-offs, in order to bring the allowance to a level which management considers adequate to absorb probable losses inherent in the loan portfolio in accordance with GAAP. Future additions to United's allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing assets are dependent upon the performance and composition of United's loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels.

         NON-INTEREST INCOME - In addition to net interest income, United generates non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income decreased $.2 million from $1.0 million for the three month period ended March 31, 2004 to $.8 million for the three month period ended March 31, 2005. The decrease is due to a $.2 million gain on sale of investment securities in the first quarter of 2004. We had no such investment gains in 2005.

         NON-INTEREST EXPENSE - United's non-interest expense increased $.2 million during the three month period ending March 31, 2005 as compared to the same period in 2004. This increase was principally due to the increased personnel expenses associated with staffing the new branch in Billings, Montana for Heritage Bank, as well as increased accounting costs associated with Sarbanes-Oxley compliance.


5.       ASSET/LIABILITY MANAGEMENT

         United's earnings depend to a large extent on the level of its "net interest income." Net interest income depends upon the difference (referred to as "interest rate spread") between the yield on United's loan and investment portfolios and interest-earning cash balances (referred to as "interest-earning assets"), and the rates paid on its deposits and borrowings (referred to as "interest-bearing liabilities"). The relative amounts of our interest-earning assets and interest-bearing liabilities also affect net interest income. In recent years, our interest-earning assets have exceeded interest-bearing liabilities. However, when interest-earning assets decrease as a result of non-accrual loans and investments in non-interest earning assets, net interest income and interest rate spread also decrease and any continued decrease in the level of interest-earning assets would generally result in a negative impact on earnings.

         One of management's primary objectives has been to restructure the balance sheet to reduce our vulnerability to changes in interest rates (referred to as "interest rate risk"). Commercial banking institutions can suffer from a mismatch in the term to maturity of their assets and liabilities, with mortgage loan assets tending to be of a much longer term than deposits, the primary liabilities of commercial banking institutions. In periods of rising interest rates, this mismatch can render commercial banking institutions vulnerable to increases in costs of funds (deposits and borrowings) that can outstrip increases in returns on longer-term fixed rate loans and investments, resulting in a reduction in interest rate spread and lower earnings.

         Management has employed several strategies to minimize the mismatch of asset and liability maturities. Heritage Bank sells the majority of newly-originated long-term (15 to 30-year maturity) fixed-rate mortgage loans to the secondary market. Heritage Bank sells these loans at their outstanding principal balance, which is the prearranged contract purchase price, and therefore, the amount recognized under the income statement caption "gain on sale of loans" represents fee income only. Heritage Bank promotes the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions. Heritage Bank also emphasizes investment in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments. When maturities of loans increase, management offsets the increased interest rate risk with matching funds and maturities with Federal Home Loan Bank borrowings.


6.       LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of funds are deposits, FHLB borrowings, repurchase agreements, proceeds from loan sales, and loan and mortgage-backed securities repayments. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions and competition. In a period of declining interest rates, mortgage prepayments generally increase. As a result, we generally would invest these proceeds from mortgage prepayments in lower yielding loans or other investments which have the effect of reducing interest income. In a period of rising interest rates, mortgage prepayments would generally decrease and we generally would invest the proceeds from such prepayments in higher yielding loans or investments which would have the effect of increasing interest income.

         United is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on our operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United and Heritage Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting guidelines. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative requirements for capital adequacy include minimum amounts and ratios set forth in the table below. As of March 31, 2005 United met all regulatory capital adequacy requirements to which it is subject.

                                                                          Minimum for capital
                                                                           adequacy purposes
      Consolidated:                              Actual
                                       ----------------------------     ------------------------
      (In thousands)                     Amount          Ratio            Amount         Ratio
      --------------                   ------------   -------------     ------------    --------
      March 31, 2005:
          Total risk-based capital      $ 35,987           12.14%         23,710           8.0
          Tier I risk-based capital       32,362           10.92          11,855           4.0
          Tier I leverage                 32,362            9.38          13,799           4.0


                                                                         Minimum for capital
                                                                          adequacy purposes
      Heritage Bank:                             Actual
                                       ----------------------------    -------------------------
      (In thousands)                     Amount          Ratio            Amount         Ratio
      --------------                   ------------   -------------    -------------    --------
      March 31, 2005:
          Total risk-based capital     $  30,078           10.18%           23,634         8.0
          Tier I risk-based capital       26,453            8.95            11,817         4.0
          Tier I leverage                 26,453            7.75            13,717         4.0

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

         INTEREST RATE RISK - United has established a formal IRR policy, and Heritage Bank has an Asset/Liability Management Committee ("ALCO") and an Investment Committee, which meet at least quarterly to review and report on management's efforts to minimize IRR. United has employed several asset/liability management strategies to minimize its exposure to IRR. These strategies include selling most newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions, and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

         The Asset/Liability Management Committee utilizes a detailed simulation model prepared by an institution fund management service to quantify the estimated exposure of net interest income ("NII") to sustained interest rate changes. The model predicts the impact of changing interest rates on the interest income received and interest expense paid on assets and liabilities. We compare this sensitivity analysis to ALCO policy limits which specify a maximum tolerance level for NII given a 200 basis point (bp) rise or decline in interest rates.

         The following table summarizes the sensitivity analysis for Heritage Bank as of December 31, 2004, the most recent information available. Management believes there has been no material change in interest rate risk since December 31, 2004. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Heritage Bank
Estimated (decrease)
in net interest income:                       +200 bp              -200 bp
                                              -------              -------

         0-90 days                          $ (21,641)           $  (65,529)
         91-360 days                         (249,903)             (105,548)
         2 years                             (446,588)             (310,364)
         3 years                             (552,119)             (597,980)


         The preceding sensitivity analysis does not represent a forecast and you should not rely upon the analysis as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of assets and liability cash flows and other assumptions. Sensitivity analysis does not reflect actions that United might take in responding to or anticipating changes in interest rates.

ITEM 4  CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.

         Although neither we nor Heritage Bank is involved in any material pending litigation as of March 31, 2005, Heritage Bank is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United's consolidated financial position, results of operations, or liquidity.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.




Date   May 12, 2005                               /s/  Kurt R. Weise
    -----------------------------                 -------------------
                                                  Kurt R. Weise
                                                  Chairman and Chief
                                                  Executive Officer
                                                  (Duly Authorized Officer and
                                                  Principal Executive Officer)




Date   May 12, 2005                               /s/  Paula J. Delaney
    -----------------------------                 ---------------------
                                                  Paula J. Delaney
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)