Form 10-Q/A
period 2005-03-31
UNITED FINANCIAL CORP \MN\
filed 2005-05-13
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE


         This Form 10-Q/A constitutes Amendment No. 1 to the United Financial Corp. quarterly report on Form 10-Q for the quarterly period ended March 31, 2005. This Amendment No. 1 is being filed solely to correct a clerical error contained under the caption "Key Performance Indicators" of Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the quarterly report on Form 10-Q. We have corrected the heading Three Months Ended December 31, 2004 in the original filing to Three Months Ended March 31, 2004. The data presented under that heading is correct for the Three Months Ended March 31, 2004. All other information in the quarterly report on Form 10-Q remains unchanged from the original filing.



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

2.       KEY PERFORMANCE INDICATORS.

         Our executive level management consider the following to be key performance indicators.

                                                MARCH 31, 2005     December 31, 2004
                                                --------------     -----------------
         Capital ratios:
            Tier 1 leverage ratio                      9.38%              9.33
            Tier 1 risk-based capital ratio           10.92%             11.08
            Total risk-based capital ratio            12.14%             12.33
         Allowance for loan losses to loans            1.31%              1.38
         Nonperforming loans to total loans             .17%               .15
         Book value per share                    $    12.55              12.57

         (In Thousands)
         Loans receivable, gross                 $  276,799            268,719
         Allowance for loan losses               $    3,625              3,708
         Nonperforming loans                     $      466                402
         Total assets                            $  351,722            347,140
         Total deposits                          $  254,214            258,335
         Net loans to deposits                       107.46%            102.58

                                                       THREE MONTHS ENDED
                                                ------------------------------------
                                                MARCH 31, 2005        March 31, 2004
                                                --------------        --------------
         Net earnings:
            Return on average assets                   1.00%              1.24
            Return on average common equity           11.39%             12.02
         Net interest margin                           4.10%              4.07
         Earnings per share-basic               $       .36                .40
         Earnings per share-diluted             $       .35                .39
         Dividends per share                    $       .28                .27


         Non Financial:
            Full-time employees                         122                116
            New deposit accounts                      1,318              1,157
            Closed deposit accounts                   1,001                733
            Full service branches                        13                 13
            ATM's                                         9                  9

3. MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF MARCH 31, 2005 TO DECEMBER 31, 2004.

          (In Thousands)                               SELECTED FINANCIAL CONDITION DATA

                                                   MARCH 31,      December 31,             $
                                                     2005            2004                Change
                                                  ----------      ------------          --------
          Cash and cash equivalents               $  16,755            19,187            (2,432)
          Securities available-for-sale              37,609            38,949            (1,340)
          Restricted stock, at cost                   4,228             4,212                16
          Loans held for sale                         5,705             5,786               (81)
          Loans receivable, net                     273,174           265,011             8,163
          Premises and equipment, net                 8,616             8,471               145
          Real estate and other
           personal property owned                      100               293              (193)
          Goodwill                                    1,422             1,422                 -
          All other assets                            4,113             3,809               304
          Total assets                              351,722           347,140             4,582
          Deposits                                  254,214           258,335            (4,121)
          Federal Home Loan Bank
           advances                                  51,982            44,794             7,188
          Securities sold under
           agreements to repurchase                   8,228             7,498               730
          Subordinated debt                           3,093             3,093                 -
          All other liabilities                       3,513             2,792               721
          Total liabilities                         321,030           316,512             4,518
          Stockholders' equity, net                  30,692            30,628                64

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




Date   May 13, 2005                               /s/  Kurt R. Weise
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




Date   May 13, 2005                               /s/  Paula J. Delaney
    -----------------------------                 ---------------------
                                                  Paula J. Delaney
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)