Form 10-Q
period 2005-06-30
UNITED FINANCIAL CORP \MN\
filed 2005-08-12
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Yes [   ]          No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Common Stock, no par value; 2,449,980 shares outstanding as of July 29, 2005

UNITED FINANCIAL CORP.
TABLE OF CONTENTS

SIGNATURES	19

Page i

PART I — FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS.

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,

	2005	2004

ASSETS
Cash and cash equivalents	$19,434	19,187
Securities available-for-sale	36,359	38,949
Restricted stock, at cost	4,228	4,212
Loans held for sale	9,189	5,786
Loans receivable, net	289,022	265,011
Accrued interest receivable	2,314	1,937
Premises and equipment, net	8,663	8,471
Real estate and other personal property owned	110	293
Goodwill	1,422	1,422
Other assets	2,026	1,872

	$372,767	347,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$50,136	47,490
NOW and money market demand accounts	30,682	35,974
Savings deposits	51,776	54,427
Time deposits	140,610	120,444

	273,204	258,335
Federal Home Loan Bank advances	57,169	44,794
Securities sold under agreements to repurchase	4,817	7,498
Accrued interest payable	1,505	1,189
Subordinated debt owed to trust	3,093	3,093
Other liabilities	1,748	1,603

	341,536	316,512

Stockholders’ equity:
Preferred stock, no par value; authorized 2,000,000
shares; no shares issued and outstanding	—	—

Common stock, no par value; authorized 8,000,000 shares;
2,449,980 and 2,436,599 shares issued and outstanding
at June 30, 2005 and December 31, 2004, respectively	26,820	26,650
Paid in capital	32	29
Retained earnings	4,375	3,871
Accumulated other comprehensive income, net	4	78

	31,231	30,628

	$372,767	347,140

Equity/Assets	8.38%	8.83
Book Value/Share	$12.75	12.57
See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Interest income
Loans receivable	$4,752	4,036	9,058	7,828
Taxable investments	370	394	732	795
Non taxable investments	5	14	9	29
Other interest earning assets	24	38	60	83

Total interest income	5,151	4,482	9,859	8,735

Interest expense
Deposits	1,094	827	2,045	1,670
Other borrowings	563	416	1,039	786

Total interest expense	1,657	1,243	3,084	2,456

Net interest income	3,494	3,239	6,775	6,279
Provision for loan losses	50	18	50	70

Net interest income after provision for loan losses	3,444	3,221	6,725	6,209
Non-interest income
Gain on sale of loans	757	714	1,294	1,283
Service charges and fees	320	277	590	543
Gain on sale of securities available-for-sale	—	19	—	213
Other income	19	73	42	112

Total non-interest income	1,096	1,083	1,926	2,151

Non-interest expense
Compensation and benefits	1,749	1,621	3,328	3,076
Occupancy and equipment expense	347	354	715	682
Data processing fees	201	196	388	369
Other expenses	623	617	1,206	1,154

Total non-interest expense	2,920	2,788	5,637	5,281

Income before income taxes	1,620	1,516	3,014	3,079
Income taxes	615	570	1,141	1,159

Net income	$1,005	946	1,873	1,920

Basic earnings per share	$.41	.39	.77	.79
Diluted earnings per share	$.40	.38	.75	.76
Dividends declared per share	$.28	1.27	.56	1.54
Weighted average shares outstanding-basic	2,447	2,428	2,444	2,433
Weighted average shares outstanding-diluted	2,516	2,506	2,514	2,518

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Six Months Ended

	June 30, 2005	June 30, 2004

Cash flows from operating activities

Net cash from operating activities	$(1,126)	(2,972)

Cash flows from investing activities

Net increase in loans receivable	(24,127)	(25,022)
Purchases of securities available-for-sale	(4,582)	(8,994)
Proceeds from maturities, pay downs and sales of securities
available-for-sale	7,018	8,893
Purchases of premises and equipment	(501)	(849)
Proceeds from sale of real estate and other personal property
owned	238	123

Net cash from investing activities	(21,954)	(25,849)

Cash flows from financing activities

Net increase in deposits	14,869	13,292
Proceeds from Federal Home Loan Bank advances	35,000	42,000
Payments on Federal Home Loan Bank advances	(22,625)	(24,081)
Net increase (decrease) in securities sold under agreements to
repurchase	(2,681)	920
Dividends paid to stockholders	(1,369)	(3,746)
Purchase of treasury stock	—	(624)
Proceeds from issuance of common stock	133	219

Net cash from financing activities	23,327	27,980

Increase (decrease) in cash and cash equivalents	247	(841)

Cash and cash equivalents at beginning of year	19,187	13,514

Cash and cash equivalents at end of period	$19,434	12,673

Supplemental Cash Flow Disclosure
Cash payments for interest	$2,768	2,391
Cash payments for income taxes	$1,015	1,182

Non Cash Investing and Financing Activities
Acquisition of other personal property in settlement of loans	$60	39

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.   GENERAL

        United Financial Corp. (“United,” the “Company,” “we,” “our” or “us”) is a bank holding company headquartered in Great Falls, Montana, with operations in 15 locations in 13 Montana communities. We were organized as a Minnesota corporation in 1996. We conduct our banking business in Montana through our wholly-owned subsidiary, Heritage Bank, a Montana corporation established in 1923.

        Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Missoula, Libby and Shelby, Montana. Heritage Bank conducts its community banking business by soliciting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. Heritage Bank’s banking business is concentrated in the Great Falls area with 55% of our total assets located at Heritage Bank’s Great Falls locations. Heritage Bank also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

        Heritage Bank’s financial condition and results of operations, and therefore our financial condition and results of operations, depend primarily on net interest income and fee income. Heritage Bank’s financial condition and results of operations are also significantly influenced by local and national economic conditions, changes in market interest rates, governmental policies, tax laws and the actions of various regulatory agencies.

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

        Our principal offices are located at 120 First Avenue North, Great Falls, Montana 59401, and our telephone number is (406) 727-6106.

        You can access all our periodic and current reports, free of charge, on our website as soon as reasonably practicable after we file or furnish such material to the Securities and Exchange Commission (“SEC”). Our website address is www.ufcmontana.com. The contents of our website are not a part of this report or of our other filings with the SEC.

2.   BASIS OF PRESENTATION

        We have prepared our consolidated financial statements included in this report in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, our consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Our operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that we anticipate for the year ending December 31, 2005. For additional information, you should refer to the consolidated audited financial statements and related footnotes included in our Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2004.

3.    COMPREHENSIVE INCOME

        Unrealized gains and losses on securities available-for-sale comprise United’s only significant element of other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income	$1,005	946	1,873	1,920

Unrealized and realized
holding gains (losses) arising during
period	153	(531)	(74)	(421)

Less: reclassification adjustment
for gains included in net income,
net of tax	—	11	—	128

Net unrealized gains (losses) on
securities available for sale, net of tax	153	(542)	(74)	(549)

Total comprehensive income	$1,158	404	1,799	1,371

4.    COMPUTATION OF EARNINGS PER SHARE

        We calculate basic earnings per share (“EPS”) by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the sum of the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Potential common stock includes the incremental shares under stock option plans.

        The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Weighted average shares outstanding during
the period on which basic earnings per
share is calculated	2,447	2,428	2,444	2,433
Add: incremental shares under stock option
plans	69	78	70	85

Average outstanding shares on which diluted
earnings per share is calculated	2,516	2,506	2,514	2,518

Net income applicable to common
stockholders, basic and diluted	$1,005	946	1,873	1,920

Basic earnings per share	$.41	.39	.77	.79

Diluted earnings per share	$.40	.38	.75	.76

5.    RELATED PARTIES

        Central Financial Services, Inc. (“CFS”) provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset-liability management and regulatory consulting. CFS is owned by our largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were approximately $.1 million and $.2 million for each of the three and six month periods ended June 30, 2005 and 2004, respectively. The fees are billed by CFS on an hourly basis for work performed by our Chairman, our largest shareholder, and four other CFS employees. Our Chairman does not receive direct compensation from United for these services. He is compensated for services as a director through director’s fees of $350 per month, and for services as an officer of United through CFS. Through CFS, our largest shareholder and Chairman earn annual salaries of $100,000 and $151,000, respectively. Our pro-rata portion of those salaries was approximately 54%, based upon CFS billings during those periods.

        From time to time, Central Bank, the Stillwater, Minnesota bank founded by our largest shareholder in 1988, sells loan participations to Heritage Bank. Heritage Bank did not buy loan participations from Central Bank in the first six months of 2005. Our Chairman is also the Chairman of the Board of Central Bank.

        Our Chairman also serves on the Board of Directors of Timberline Bank in Grand Junction, Colorado. Heritage Bank bought loan participations from Timberline Bank with original balances totaling approximately $7.8 million in the first six months of 2005. The balances of these purchased loans have since paid down in the first six months of 2005. Balances of loan participations outstanding with both Central Bank and Timberline Bank at June 30, 2005 and December 31, 2004, respectively, are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in Item 2 in the section titled “Loans Receivable and Loans Held for Sale.”

        United expects such transactions to continue to occur in the future with both Central Bank and Timberline Bank. Such sales will be made on substantially the same terms as loan participations which are sold to nonaffiliated persons. Our largest shareholder and our Chairman serve on other bank boards as well. These banks, to date, have not had any loan participation activity with Heritage Bank.

        Banker’s Resource Center (“BRC”) provides data processing services for Heritage Bank, as well as several other banks. Heritage Bank has a 14% ownership interest in BRC. The charges for BRC’s services were $.2 million and $.4 million for each of the three and six month periods ended June 30, 2005 and 2004, respectively.

6.    SUBSEQUENT EVENT-DIVIDENDS DECLARED

        On July 26, 2005, our Board of Directors declared a quarterly cash dividend of $.28 per share, payable September 1, 2005, to shareholders of record on August 18, 2005.

7.    STOCK-BASED COMPENSATION

        United has a stock-based employee compensation plan which is described more fully in footnotes included in our Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2004. We account for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price at or above the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

(In thousands, except per share data) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income: As reported	$1,005	946	1,873	1,920
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(4)	(13)	(8)	(25)

Pro forma net income	$1,001	933	1,865	1,895

Earnings per share:
Basic - as reported	$.41	.39	.77	.79

Basic - pro forma	$.41	.38	.76	.78

Diluted - as reported	$.40	.38	.75	.76

Diluted - pro forma	$.40	.37	.74	.75

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

        Another critical accounting policy is related to the carrying value of goodwill. We use a market valuation approach in assessing goodwill impairment and measure the carrying value similarly at least annually. Impairment analysis of the fair value of goodwill involves a substantial amount of judgment. At June 30, 2005 and December 31, 2004, we had $1.4 million of recorded goodwill.

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

        In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No 123 (R) (revised 2004), “Share-Based Payment.” This Statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We will recognize that cost over the period during which an employee provides service in exchange for the award. We intend to adopt SFAS No. 123 (R) beginning with our quarter ended March 31, 2006.

        We have also identified our accounting method for securities available-for-sale to be a critical accounting policy. We carry securities available-for-sale at fair value and exclude unrealized gains and losses (net of related tax effects) from earnings. We report these unrealized gains and losses (net of related tax effects) as a separate component of stockholders’ equity. If the unrealized losses are determined to be other than temporary impairments, we are required to record the loss in the current operating statement, rather than as an adjustment to stockholders’ equity. At June 30, 2005, we have determined that no such impairments exist. While fair values are determined per market quotes from independent brokers and are not subject to management estimation, the carrying value of the securities is subject to market variations. At June 30, 2005 and December 31, 2004, the unrealized gain on securities available-for-sale to mark them to market was approximately $7,000 and $.1 million, respectively.

   ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1.    CAUTIONARY STATEMENT

        All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We base these forward-looking statements on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, market acceptance and performance of our products and services, the competitive nature of and anticipated growth in our markets, our accounting estimates, assumptions and judgments, the impact of tax accounting elections, and management’s future strategic plans. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to: (i) general economic or industry conditions could deteriorate or be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses, or a reduced demand for our products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase loan losses; (iii) changes in the extensive laws, regulations and policies governing financial services companies could alter our business environment or affect operations; (iv) the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending; (v) competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform; (vi) the impact of weather conditions in the geographic markets and business areas in which we conduct business; and (vii) capital investments in our businesses may not produce expected growth in earnings anticipated at the time of the expenditure. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. You should also carefully review the risk factors described in documents we file from time to time with the Securities and Exchange Commission.

2. KEY PERFORMANCE INDICATORS.

        Our executive level management consider the following to be key performance indicators.

	June 30, 2005	December 31, 2004

Capital ratios:
Tier 1 leverage ratio	8.96%	9.33
Tier 1 risk-based capital ratio	10.51%	11.08
Total risk-based capital ratio	11.66%	12.33
Allowance for loan losses to loans	1.19%	1.38
Nonperforming loans to total loans	.02%	.15
Book value per share	$12.75	12.57

(In Thousands)
Loans receivable, gross	$292,620	268,719
Allowance for loan losses	$3,598	3,708
Nonperforming loans	$72	402
Total assets	$372,767	347,140
Total deposits	$273,204	258,335
Net loans to deposits	105.79%	102.58

	Three Months Ended		Six Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net earnings:
Return on average assets	1.12%	1.15	1.06	1.20
Return on average common equity	13.11%	12.73	12.28	12.12
Net interest margin	4.19%	4.25	4.15	4.16
Earnings per share-basic	$.41	.39	.77	.79
Earnings per share-diluted	$.40	.38	.75	.76
Dividends per share	$.28	1.27	.56	1.54

Non Financial:
Full-time employees	125	117	125	117
New deposit accounts	1,281	1,383	2,599	2,540
Closed or reissued deposit accounts	910	987	1,911	1,720
Full service branches	13	13	13	13
ATM’s	9	9	9	9

3.     MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF JUNE 30, 2005 TO DECEMBER 31, 2004.

(In Thousands)	Selected Financial Condition Data

	June 30, 2005	December 31, 2004	$ Change

Cash and cash equivalents	$19,434	19,187	247
Securities available-for-sale	36,359	38,949	(2,590)
Restricted stock, at cost	4,228	4,212	16
Loans held for sale	9,189	5,786	3,403
Loans receivable, net	289,022	265,011	24,011
Premises and equipment, net	8,663	8,471	192
Real estate and other
personal property owned	110	293	(183)
Goodwill	1,422	1,422	—
All other assets	4,340	3,809	531
Total assets	372,767	347,140	25,627
Deposits	273,204	258,335	14,869
Federal Home Loan Bank
advances	57,169	44,794	12,375
Securities sold under
agreements to repurchase	4,817	7,498	(2,681)
Subordinated debt	3,093	3,093	—
All other liabilities	3,253	2,792	461
Total liabilities	341,536	316,512	25,024
Stockholders’ equity, net	31,231	30,628	603

        Total assets — Total assets increased $25.6 million to $372.8 million at June 30, 2005 from $347.1 million at December 31, 2004. Assets increased primarily because of a net increase in loans receivable and loans held for sale of approximately $27.4 million. This increase in loans was offset by a decrease in securities available-for-sale of approximately $2.6 million. Other increases totaling $.8 million are detailed in the table above.

        Securities available-for-sale — Securities available-for-sale decreased $2.6 million to $36.3 million at June 30, 2005 from $38.9 million at December 31, 2004. The decrease was the result of $7.0 million of principal repayments, offset by $4.6 million of purchases. We incurred unrealized gains on securities available-for-sale of $.2 million, before income taxes, for the quarter ended June 30, 2005.

        Restricted stock, at cost – During the second quarter of 2005, we were notified by the Federal Home Loan Bank of Seattle that it was projecting very low net income over the next few years, possibly even losses. The Seattle Bank disclosed in a press release that it anticipates minimal to no dividends during the next few years. While the Seattle Bank has ruled that members are no longer required to purchase additional stock to support borrowing levels, it also is not redeeming member stock. Total annual dividend income we received on this stock was $.1 million and $.2 million, respectively, for the years ended December 31, 2004 and 2003. We do not anticipate recording any future accruals of dividend income in 2005. We account for the restricted stock at cost, with periodic evaluation for impairment.

        We summarize loans receivable, net of unamortized net deferred loan fees, as of June 30, 2005 and December 31, 2004, in the following table:

(In thousands)	June 30, 2005	December 31, 2004

First mortgage loans and contracts secured
by real estate	$105,606	100,322
Commercial real estate loans	66,073	51,017
Commercial loans	63,907	62,410
Auto and other consumer loans	29,634	29,762
Second mortgage consumer loans	6,883	6,123
Agricultural loans	16,843	15,109
Tax exempt municipal loans	2,479	2,698
Loans on deposits and other loans	1,194	1,278

	292,619	268,719
Less: Allowance for loan losses	(3,598)	(3,708)

	$289,022	265,011

        Allowance for loan losses for the periods indicated are:

(In Thousands)	Six Months Ended June 30, 2005	Year Ended December 31, 2004

Balance, beginning of period	$3,708	3,755
Provision for loan losses	50	70
Losses charged off	(174)	(185)
Recoveries	14	68

Balance, end of period	$3,598	3,708

        Loans Receivable and Loans Held for Sale — Net loans receivable increased by $24.0 million to $289.0 million at June 30, 2005 from $265.0 million at December 31, 2004. We attribute the increase primarily to growth in the real estate loan category. The increase consists of a $5.3 million increase in first mortgage loans and contracts secured by real estate, a $15.1 million increase in commercial real estate loans and a $1.5 million increase in commercial loans.

        Heritage Bank purchases and participates in commercial and lease financing loans. In the normal course of business, banks often purchase loans from other banks that would exceed the originating bank’s lending limit. Heritage Bank had $30.0 million and $25.7 million of participation and purchased loans as of June 30, 2005 and December 31, 2004, respectively. The $30.0 million balance at June 30, 2005 includes $3.6 million of loans purchased from Central Bank and $8.1 million in loans purchased from Timberline Bank. The $25.7 million balance at December 31, 2004 includes $3.8 million of loans purchased from Central Bank and $.2 million of loans purchased from Timberline Bank. Each of the loans purchased from Central Bank and Timberline Bank were loans that would have exceeded those banks’ lending limits when originated. Heritage Bank has no participated loans sold as a result of legal lending limit issues.

        The $5.3 million increase in first mortgage loans and contracts secured by real estate includes a $2.3 million increase in loan balances purchased from Timberline Bank. The remaining increase in this loan category of $3.0 million, came primarily from our Bozeman, Great Falls and Billings markets. Each of these markets have performed well in the first six months of 2005, adding loans to new customers and continuing financing to existing customers. The $15.1 million increase and the $1.5 million increase in commercial real estate loans and commercial loans, respectively, includes a $2.5 million and $1.1 million increase, respectively, in loan balances purchased from Timberline Bank. The remaining $12.6 million increase in commercial real estate loans included increases of $9.0 million in our Bozeman market, $3.2 million in our Great Falls market and $.4 million in our Billings market. Billings is a new market for us, and our loan demand continues to grow in our Bozeman and Great Falls markets.

        During the six months ended June 30, 2005, loans held for sale increased $3.4 million to $9.2 million at June 30, 2005 from approximately $5.8 million at December 31, 2004. We originated for sale approximately $67.8 million of residential real estate loans, and we sold $64.4 million of residential real estate loans to the secondary market during the six months ending June 30, 2005. It has been our experience that loans held for sale balances are larger at June 30 than at December 31, as volumes of residential real estate loan originations are greater in the second quarter of the year than in the fourth quarter.

        Allowance for Loan Losses — The allowance for loan losses decreased $.1 million to $3.6 million at June 30, 2005 as compared to $3.7 million at December 31, 2004. The decrease resulted from loan charge offs of $.2 million for the six months ended June 30, 2005, offset by a $.1 million provision for loan losses. Management believes the allowance for loan losses at June 30, 2005 was adequate given the low level of non-performing assets and management’s assessment of loan risk. The allowance for loan losses to total loans at June 30, 2005 was 1.19% as compared to 1.38% at December 31, 2004.

        Heritage Bank follows regulatory guidelines when it suspends interest accrual on a loan. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed from interest income. Heritage Bank’s policy is to review, classify and report to its Board of Directors its assets on a regular basis and specify any assets that are “substandard” (the possibility that some loss could be sustained), “doubtful” (high likelihood of loss), or “loss” (uncollectible). Adequate valuation allowances must be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If Heritage Bank classifies an asset as a loss, Heritage Bank must either establish a specific valuation allowance equal to the amount classified as a loss or charge off such amount.

        The following table summarizes non-accrual, non-performing and classified asset balances at June 30, 2005 as compared to December 31, 2004.

(In thousands)	June 30, 2005		December 31, 2004

	Balance	% of Total Bank Assets	Balance	% of Total Bank Assets

Non-accrual loans	$—	—	.3	.10
90 days past due	.1	.02	.1	.02
Assets classified as loss	—	—	—	—
Assets classified as doubtful	—	—	.3	.10
Assets classified as substandard	.3	.08	.1	.01
Impaired	.3	.08	.4	.12

        Deposits — Deposits increased by $14.9 million to $273.2 million at June 30, 2005 from $258.3 million at December 31, 2004. The decreases in demand accounts, NOW and money market accounts and savings accounts, from December 31, 2004 to June 30, 2005 reflect the normal volatility in these types of accounts. These balances are typically highest at year end and decrease during the year. The increase in certificates of deposits primarily resulted from an addition in 2005 of $14.0 million of brokered deposits, done in order to fund our loan growth. The remaining increase of $6.2 million included increases of $1.6 million in our Billings market and $3.1 million in our Great Falls market. Our other markets shared ratably in the balance of the $1.5 million increase, resulting from a combination of competitive rates on all deposit offerings, and Heritage Bank’s commitment to community banking, both of which continue to attract depositors.

        Average deposits by type, as computed using ending daily balances, were as follows:

(In thousands)	Period Ended June 30, 2005	Year ended December 31, 2004	Average $ Change

Demand accounts	$43.3	42.7	.6
NOW and money market accounts	31.9	32.4	(.5)
Savings accounts	55.8	59.8	(4.0)
Certificate of deposits	126.4	107.7	18.7

	$257.4	242.6	14.8

        Borrowed Funds – Federal Home Loan Bank advances increased $12.4 million to $57.2 million at June 30, 2005 from $44.8 million at December 31, 2004. The increase consists of $35.0 million in advances and $22.6 million in repayments. Heritage Bank used the proceeds from the additional advances to fund the increase in loans during the first six months of 2005. Securities sold under agreements to repurchase decreased $2.7 million to $4.8 million at June 30, 2005 from $7.5 million at December 31, 2004.

        Stockholders’ Equity – Stockholders’ equity totaled $31.2 million at June 30, 2005, up $.6 million from $30.6 million at December 31, 2004. Stockholders’ equity activity during 2005 included $1.9 million of net income for the six months ended June 30, 2005 less cash dividends declared of $1.4 million, and less a $.1 million decrease due to decreases in unrealized gains on investments available-for sale. An increase of $.2 million was the result of corporate stock issued to employees under the company stock option plan.

4.     MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004.

(In thousands)	Selected Income Statement Data

	Three Months Ended June 30,

	2005	2004	$ Change	% Change

Interest income	$5,151	4,482	669	14.9%
Interest expense	1,657	1,243	414	33.3

Net interest income	3,494	3,239	255	7.9
Provision for losses on loans	50	18	32	177.8

Net interest income after
provision for losses on loans	3,444	3,221	223	6.9
Non-interest income	1,096	1,083	13	1.3
Non-interest expense	2,920	2,788	132	4.7

Income before income taxes	1,620	1,516	104	6.9
Income taxes	615	570	45	7.9

Net income	$1,005	946	59	6.2%

        Net Interest Income — Like most financial institutions, the most significant component of United’s earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.3 million to $3.5 million for the three months ended June 30, 2005 from $3.2 million for the three months ended June 30, 2004. Net interest margin decreased .06 to 4.19% for the three months ended June 30, 2005 from 4.25% for the three months ended June 30, 2004. Net interest spread decreased .05% to 4.14% for the three months ended June 30, 2005 from 4.19% for the three months ended June 30, 2004. Increased volume of interest-earning assets and increased interest rates on consumer deposits resulted in a decrease in both net interest margin and net interest spread.

        Interest Income – The $.7 million increase reported above in interest income was attributable to loan interest income. Average balances of loans for the three months ended June 30, 2005 increased $35.9 million as compared to average balances for the same period in 2004. Likewise, weighted average interest rates on loans have increase at June 30, 2005 to 6.14%, up .29% from 5.85% at June 30, 2004. The increase in loan interest income was slightly offset by a decrease in dividends on Federal Home Loan Bank stock mentioned previously. For the three months ended June 30, 2005 no dividend income was received, as compared to income of approximately $35,000 for the same period in 2004.

        Interest Expense — Interest expense increased $.4 million to $1.6 million for the three months ended June 30, 2005 from $1.2 million for the three months ended June 30, 2004. The average balance of deposits increased $ 21.9 million for the three months ended June 30, 2005 compared to the same period in 2004, and higher interest rates during the three months ended June 30, 2005 resulted in an increase in interest expense on deposits of $.3 million during the three months ended June 30, 2005 compared to the same period in 2004. Weighted yields on certificates of deposits were 2.92% and 2.44% at June 30, 2005 and 2004, respectively. At June 30, 2005 and 2004, weighted yields on savings deposits were 1.25% and 1.21%, respectively.

        Provision for Loan Losses — United provided $.1 million for loan losses in both the three months ended June 30, 2005 and 2004. Asset quality at Heritage Bank has remained strong. Heritage Bank’s non-performing loans, defined as 90 days past due and non-accrual loans, totaled .02% and .14% of total loans at June 30, 2005 and 2004, respectively.

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

        Non-interest Income — In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income totaled $1.1 million for the three months ended June 30, 2005 and 2004.

        United’s loan demand has been consistent in the residential real estate refinancing market, during the three months ended June 30, 2005 as compared to the same period in 2004, as mortgage interest rates have stabilized. Gain on sale of loans increased $.1 million for the three months ending June 30, 2005 to $.8 million from $.7 million for the same period in 2004.

5.     MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004.

	Selected Income Statement Data Six Months Ended June 30,

	2005	2004	$ Change	% Change

Interest income	$9,859	8,735	1,124	12.9
Interest expense	3,084	2,456	628	25.5

Net interest income	6,775	6,279	496	7.9
Provision for losses on loans	50	70	(20)	(28.6)

Net interest income after
provision for losses on loans	6,725	6,209	516	8.3
Non-interest income	1,926	2,151	(225)	(10.5)
Non-interest expense	5,637	5,281	355	6.7

Income before income taxes	3,014	3,079	(65)	(2.1)
Income taxes	1,141	1,159	(18)	(1.5)

Net Income	$1,873	1,920	(47)	(2.4)

        Net Interest Income — Net interest income increased $.5 million to $6.8 million for the six months ended June 30, 2005 from $6.3 million for the six months ended June 30, 2004. Net interest margin decreased .01% to 4.15% for the six months ended June 30, 2005 from 4.16% for the same period last year. Net interest-rate spread increased .03% to 4.10% for the six months ended June 30, 2005 from 4.07% for the same period last year.

        Interest Income — The $1.1 million increase reported above in interest income was attributable to loan interest income. Average balances of loans for the six months ended June 30, 2005 increased $35.2 million as compared to average balances for the same period in 2004. Likewise, weighted average interest rates on loans have increase at June 30, 2005 to 6.14%, up .29% from 5.85% at June 30, 2004. The increase in loan interest income was slightly offset by the decrease in dividends on Federal Home Loan Bank stock mentioned previously. For the six months ended June 30, 2005 dividend income of approximately $17,000 was received, as compared to income of approximately $70,000 for the same period in 2004.

        Interest Expense — Interest expense increased $.6 million to $3.1 million for the six months ended June 30, 2005 from $2.5 million for the six months ended June 30, 2004. The average balance of deposits increased $21.0 million from June 30, 2004 to 2005. The $.2 million increase in interest on other borrowings included increases in both interest on FHLB advances and repurchase agreements. The average balance of FHLB advances increased $13.9 million from June 30, 2004 to June 30, 2005 and the weighted average rate for outstanding advances increased to 3.76% at June 30, 2005 from 3.19% at June 30, 2004.

        Provision for Loan Losses — United provided $.1 million for loan losses for the six months ended June 30, 2005 and 2004, respectively.

        Non-interest Income — Non-interest income was $1.9 million for the six months ended June 30, 2005 compared to $2.2 million in 2004.

        Non-interest Expense — United’s non-interest expense increased $.4 million during the six months ended June 30, 2005 as compared to the same period in 2004 primarily due to increases in personnel costs.

6.    ASSET/LIABILITY MANAGEMENT

        United’s earnings depend to a large extent on the level of its “net interest income.” Net interest income depends upon the difference (referred to as “interest rate spread”) between the yield on United’s loan and investment portfolios and interest-earning cash balances (referred to as “interest-earning assets”), and the rates paid on its deposits and borrowings (referred to as “interest-bearing liabilities”). The relative amounts of our interest-earning assets and interest-bearing liabilities also affect net interest income. In recent years, our interest-earning assets have exceeded interest-bearing liabilities. However, when interest-earning assets decrease as a result of non-accrual loans and investments in non-interest earning assets, net interest income and interest rate spread also decrease and any continued decrease in the level of interest-earning assets would generally result in a negative impact on earnings.

        One of management’s primary objectives has been to restructure the balance sheet to reduce our vulnerability to changes in interest rates (referred to as “interest rate risk”). Commercial banking institutions can suffer from a mismatch in the term to maturity of their assets and liabilities, with mortgage loan assets tending to be of a much longer term than deposits, the primary liabilities of commercial banking institutions. In periods of rising interest rates, this mismatch can render commercial banking institutions vulnerable to increases in costs of funds (deposits and borrowings) that can outstrip increases in returns on longer-term fixed rate loans and investments, resulting in a reduction in interest rate spread and lower earnings.

        Management has employed several strategies to minimize the mismatch of asset and liability maturities. Heritage Bank sells the majority of newly-originated long-term (15 to 30-year maturity) fixed-rate mortgage loans to the secondary market. Heritage Bank sells these loans at their outstanding principal balance, which is the prearranged contract purchase price, and therefore, the amount recognized under the income statement caption “gain on sale of loans” represents fee income only. Heritage Bank promotes the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions. Heritage Bank also emphasizes investment in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments. When maturities of loans increase, management offsets the increased interest rate risk with matching funds and maturities with Federal Home Loan Bank borrowings.

7.    LIQUIDITY AND CAPITAL RESOURCES

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

        Quantitative requirements for capital adequacy include minimum amounts and ratios set forth in the table below. As of June 30, 2005 United met all regulatory capital adequacy requirements to which it is subject.

Consolidated:	Actual		Minimum for capital adequacy purposes

(In thousands)	Amount	Ratio	Amount	Ratio

June 30, 2005:
Total risk-based capital	$36,340	11.66%	24,933	8.0
Tier I risk-based capital	32,742	10.51	12,466	4.0
Tier I leverage	32,742	8.96	14,624	4.0

Heritage Bank:	Actual		Minimum for capital adequacy purposes

(In thousands)	Amount	Ratio	Amount	Ratio

June 30, 2005:
Total risk-based capital	$31,140	10.02%	24,864	8.0
Tier I risk-based capital	27,542	8.82	12,432	4.0
Tier I leverage	27,542	7.72	14,337	4.0

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

        The Asset/Liability Management Committee utilizes a detailed simulation model prepared by an institution fund management service to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. The model predicts the impact of changing interest rates on the interest income received and interest expense paid on assets and liabilities. We compare this sensitivity analysis to ALCO policy limits which specify a maximum tolerance level for NII given a 200 basis point (bp) rise or decline in interest rates.

        The following table summarizes the sensitivity analysis for Heritage Bank as of March 31, 2005, the most recent information available. Management believes there has been no material change in interest rate risk since March 31, 2005. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Heritage Bank Estimated (decrease) in net interest income:	+200 bp	-200 bp

0-90 days	$4,620	$(89,130)
91-360 days	(357,684)	(54,135)
2 years	(718,857)	(70,227)
3 years	(992,074)	(171,418)

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

ITEM 4    CONTROLS AND PROCEDURES.

        Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during our second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS.

        Although neither we nor Heritage Bank is involved in any material pending litigation as of June 30, 2005, Heritage Bank is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United’s consolidated financial position, results of operations, or liquidity.

ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

   None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES.

   None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        On May 24, 2005, United Financial Corp. held its Annual Meeting of Shareholders. The shareholders approved an amendment to the 2000 Long-Term Incentive and Stock Option Plan to allocate additional shares available for option awards.

        The shareholders of United Financial Corp. voted as follows with respect to:

	FOR	AGAINST	WITHHELD
Approval of Amendment:	1,294,025	29,963	5,300

ITEM 5    OTHER INFORMATION.

   None

ITEM 6    EXHIBITS

A.    Exhibits

3.1	Articles of Incorporation of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United's Annual Report on Form 10-K dated March 31, 1998).

3.2	Bylaws of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United's Annual Report on Form 10-K dated March 31, 1998).

10.1	Amendment to United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan.

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.

Date August 12, 2005	/s/ Kevin P. Clark

Kevin P. Clark Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date August 12, 2005	/s/ Paula J. Delaney

Paula J. Delaney Chief Financial Officer (Principal Financial and Accounting Officer)