Form 10-Q
period 2005-09-30
UNITED FINANCIAL CORP \MN\
filed 2005-11-10
CIK 1011309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

(406) 727-6106
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

        Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

        Common Stock, no par value; 2,453,207 shares outstanding as of October 31, 2005

UNITED FINANCIAL CORP.

Page ii

PART I – FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS.

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share data)
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$18,747	19,187
Securities available-for-sale	32,407	38,949
Restricted stock, at cost	4,228	4,212
Loans held for sale	10,410	5,786
Loans receivable, net	300,179	265,011
Accrued interest receivable	2,829	1,937
Premises and equipment, net	8,631	8,471
Real estate and other personal property owned	88	293
Goodwill	1,422	1,422
Other assets	1,996	1,872

	$380,937	347,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$54,616	47,490
NOW and money market demand accounts	30,635	35,974
Savings deposits	50,481	54,427
Time deposits	167,099	120,444

	302,831	258,335
Federal Home Loan Bank advances	34,357	44,794
Securities sold under agreements to repurchase	4,855	7,498
Accrued interest payable	1,635	1,189
Subordinated debt owed to trust	3,093	3,093
Other liabilities	2,507	1,603

	349,278	316,512

Stockholders’ equity:
Preferred stock, no par value; authorized 2,000,000
shares; no shares issued and outstanding	—	—

Common stock, no par value; authorized 8,000,000 shares;
2,451,887 and 2,436,599 shares issued and outstanding
at September 30, 2005 and December 31, 2004, respectively	26,843	26,650
Paid in capital	31	29
Retained earnings	4,866	3,871
Accumulated other comprehensive income (loss), net	(81)	78

	31,659	30,628

	$380,937	347,140

Equity/Assets	8.31%	8.83
Book Value/Share	$12.91	12.57

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income
Loans receivable	$5,188	4,289	14,246	12,117
Taxable investments	326	395	1,058	1,190
Nontaxable investments	4	9	13	30
Other interest earning assets	44	38	104	120

Total interest income	5,562	4,731	15,421	13,457
Interest expense
Deposits	1,438	854	3,483	2,524
Other borrowings	524	485	1,563	1,271

Total interest expense	1,962	1,339	5,046	3,795

Net interest income	3,600	3,392	10,375	9,662
Provision for loan losses	100	—	150	70

Net interest income after provision for loan losses	3,500	3,392	10,225	9,592

Non-interest income
Gain on sale of loans	1,015	831	2,309	2,113
Service charges and fees	362	296	952	840
Gain on sale of securities available-for-sale	1	—	1	213
Other	44	36	86	157

Total non-interest income	1,422	1,163	3,348	3,323
Non-interest expense
Compensation and benefits	1,880	1,766	5,208	4,842
Occupancy and equipment expense	371	381	1,086	1,063
Data processing fees	206	193	594	563
Other expenses	569	587	1,775	1,740

Total non-interest expense	3,026	2,927	8,663	8,208

Income before income taxes	1,896	1,628	4,910	4,707
Income taxes	719	614	1,860	1,773

Net income	$1,177	1,014	3,050	2,934

Basic earnings per share	$.48	.42	1.25	1.21
Diluted earnings per share	$.47	.40	1.21	1.17
Dividends declared per share	$.28	.27	.84	1.81
Weighted average shares outstanding – basic	2,451	2,436	2,447	2,434
Weighted average shares outstanding – diluted	2,519	2,509	2,516	2,515

See Notes to Consolidated Condensed Financial Statements

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities, before loans held for sale	$4,216	2,586
Mortgage loans originated and held for sale	(124,183)	(106,783)
Proceeds from sales of mortgage loans held for sale	119,559	106,084

Net cash from operating activities	(408)	1,887

Cash flows from investing activities

Net increase in loans receivable	(35,429)	(35,161)
Purchases of securities available-for-sale	(5,721)	(8,995)
Proceeds from maturities, pay downs and sales of securities available-for-sale	11,946	16,645
Purchases of premises and equipment	(630)	(962)
Proceeds from sale of real estate and other personal property owned	286	148

Net cash from investing activities	(29,548)	(28,325)

Cash flows from financing activities

Net increase in deposits	44,496	21,735
Proceeds from Federal Home Loan Bank advances	56,100	57,750
Payments on Federal Home Loan Bank advances	(66,537)	(46,643)
Net increase (decrease) in securities sold under agreements to repurchase	(2,643)	5,778
Dividends paid to stockholders	(2,056)	(4,404)
Proceeds from issuance of common stock	156	247
Redemption of common stock	—	(624)

Net cash from financing activities	29,516	33,839

Increase (decrease) in cash and cash equivalents	(440)	7,401
Cash and cash equivalents at beginning of year	19,187	13,514

Cash and cash equivalents at end of period	$18,747	20,915

Supplemental Cash Flow Disclosure

Cash payments for interest	$4,600	3,770
Cash payments for income taxes	$1,667	1,616

Non Cash Investing and Financing Activities

Acquisition of other personal property in settlement of loans	$101	173

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

        Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Missoula, Libby and Shelby, Montana. Heritage Bank conducts its community banking business by soliciting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. Heritage Bank’s banking business is concentrated in the Great Falls area with 53% of our total assets located at Heritage Bank’s Great Falls locations. Heritage Bank also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

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

2.   BASIS OF PRESENTATION

        We have prepared our consolidated financial statements included in this report in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, our consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Our operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that we anticipate for the year ending December 31, 2005. For additional information, you should refer to the consolidated audited financial statements and related footnotes included in our Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2004.

3.   COMPREHENSIVE INCOME

        Unrealized gains and losses on securities available-for-sale comprise United’s only significant element of other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$1,177	1,014	3,050	2,934

Unrealized and realized holding gains (losses) arising during period	(86)	389	(160)	(30)

Less: reclassification adjustment for gains included in net income, net of tax	1	—	1	130

Net unrealized gains (losses) on securities available for sale, net of tax	(85)	389	(159)	(160)

Total comprehensive income	$1,092	1,403	2,891	2,774

4.   COMPUTATION OF EARNINGS PER SHARE

        Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Potential common stock includes the incremental shares available for issuance under stock option plans.

        The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding during the period on which basic earnings per share is calculated	2,451	2,436	2,447	2,434
Add: incremental shares under stock option plans	68	73	69	79

Average outstanding shares on which diluted earnings per share is calculated	2,519	2,509	2,516	2,515

Net income applicable to common stockholders, basic and diluted	$1,177	1,014	3,050	2,934

Basic earnings per share	.48	.42	1.25	1.21

Diluted earnings per share	.47	.40	1.21	1.17

5.   RELATED PARTIES

        Central Financial Services, Inc. (“CFS”) provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset-liability management and regulatory consulting. CFS is owned by our largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were approximately $.1 million and $.3 million for each of the three and nine month periods ended September 30, 2005 and 2004, respectively. The fees are billed by CFS on an hourly basis for work performed by our Chairman, our largest shareholder, and four other CFS employees. Our Chairman does not receive direct compensation from United for these services. He is compensated for services as a director through director’s fees of $350 per month, and for services as an officer of United through CFS. Through CFS, our largest shareholder and Chairman earn annual salaries of $100,000 and $151,000, respectively. Our pro-rata portion of those salaries was approximately 54%, based upon CFS billings during those periods.

        From time to time, Central Bank, the Stillwater, Minnesota bank founded by our largest shareholder in 1988, sells loan participations to Heritage Bank. Heritage Bank did not buy loan participations from Central Bank in the first nine months of 2005. Our Chairman is also the Chairman of the Board of Central Bank.

        Our Chairman also serves on the Board of Directors of Timberline Bank in Grand Junction, Colorado. Heritage Bank bought loan participations from Timberline Bank with original balances totaling approximately $10.4 million in the first nine months of 2005. The balances of these purchased loans have since paid down in the first nine months of 2005. Heritage Bank has also sold loan participations to Timberline Bank. Balances of sold and purchased loan participations outstanding with both Central Bank and Timberline Bank at September 30, 2005 and December 31, 2004, respectively, are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in Item 2 in the section titled “Loans Receivable and Loans Held for Sale.”

        United expects such transactions to continue to occur in the future with both Central Bank and Timberline Bank. We believe such sales will be made on substantially the same terms as loan participations which are sold to nonaffiliated persons. Our largest shareholder and our Chairman serve on other bank boards as well. These banks, to date, have not had any loan participation activity with Heritage Bank.

        Banker’s Resource Center (“BRC”) provides data processing services for Heritage Bank, as well as several other banks. Heritage Bank has a 14% ownership interest in BRC. The charges for BRC’s services were $.2 million and $.6 million for each of the three and nine month periods ended September 30, 2005 and 2004, respectively.

6.   SUBSEQUENT EVENTS-DIVIDENDS DECLARED AND OPTION SHARES GRANTED

        On October 25, 2005, our Board of Directors declared a quarterly cash dividend of $.28 per share, payable December 1, 2005, to shareholders of record on November 17, 2005. A five for four stock split affected as a 25% stock dividend was also approved, payable December 28, 2005 to shareholders of record on December 14, 2005. Fractional shares will be paid in cash.

        As of October 31, 2005, our Board of Directors granted options, under the 2000 Long-Term Incentive and Stock Option Plan, for approximately 28,000 shares of our stock at an exercise price of $25.25 to certain employees and directors. The options vest over a four year period. An amendment to our stock option plan approved in May of 2005 by our shareholders added 60,000 shares as available for share grants. At September 30, 2005, we had approximately 145,000 option grants outstanding, and approximately 67,000 shares available for option grants under our stock option plan.

7.   STOCK-BASED COMPENSATION

        United has a stock-based employee compensation plan, which is a stock option plan described more fully in footnotes included in United’s Annual Report to Shareholders and its Annual Report on Form 10-K for the year ended December 31, 2004. United accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price at or above to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if United had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

(In thousands, except per share data) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income: As reported	$1,177	1,014	3,050	2,934
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(4)	(13)	(12)	(39)

Pro forma net income	$1,173	1,001	3,038	2,895

Earnings per share:
Basic – as reported	$.48	.42	1.25	1.21

Basic – pro forma	$.48	.41	1.24	1.19

Diluted – as reported	$.47	.40	1.21	1.17

Diluted – pro forma	$.47	.40	1.21	1.15

8.   CRITICAL ACCOUNTING POLICIES

Allowance for loan losses

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

Goodwill

        Another critical accounting policy is related to the carrying value of goodwill. We use a market valuation approach in assessing goodwill impairment and measure the carrying value similarly at least annually. Impairment analysis of the fair value of goodwill involves a substantial amount of judgment. At June 30, 2005 and December 31, 2004, we had $1.4 million of recorded goodwill.

Stock-based compensation

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

Securities available-for-sale

        We have also identified our accounting method for securities available-for-sale to be a critical accounting policy. We carry securities available-for-sale at fair value and exclude unrealized gains and losses (net of related tax effects) from earnings. We report these unrealized gains and losses (net of related tax effects) as a separate component of stockholders’ equity. If the unrealized losses are determined to be other than temporary impairments, we are required to record the loss in the current operating statement, rather than as an adjustment to stockholders’ equity. At September 30, 2005, we have determined that no such impairments exist. While fair values are determined per market quotes from independent brokers and are not subject to management estimation, the carrying value of the securities is subject to market variations. At September 30, 2005 and December 31, 2004, the unrealized gain(loss) on securities available-for-sale to mark them to market was approximately $(.1) million and $.1 million, respectively.

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

2.   KEY PERFORMANCE INDICATORS.

        Our executive level management consider the following to be key performance indicators.

	September 30, 2005	December 31, 2004
Capital ratios:
Tier 1 leverage ratio	8.81%	9.33
Tier 1 risk-based capital ratio	10.60%	11.08
Total risk-based capital ratio	11.77%	12.33
Allowance for loan losses to loans receivable, gross	1.21%	1.38
Allowance for loan losses to loans receivable,
gross and loans held for sale	1.17%	1.35
Nonperforming loans to loans receivable, gross	—%	.15
Book value per share	$12.91	12.57

(In Thousands)
Loans receivable, gross	$303,861	268,719
Allowance for loan losses	$3,682	3,708
Loans held for sale	$10,410	5,786
Nonperforming loans	$5	402
Total assets	$380,937	347,140
Total deposits	$302,831	258,335
Net loans to deposits	99.12%	102.58

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net earnings:
Return on average assets	1.24%	1.20	1.12	1.20
Return on average common equity	15.00	13.75	13.21	12.64
Net interest margin	4.14	4.34	4.14	4.22
Earnings per share – basic	.48	.42	1.25	1.21
Earnings per share – diluted	.47	.40	1.21	1.17
Dividends per share	.28	.27	.84	1.81

Non Financial:
Full-time employees	127	120	127	120
New deposit accounts	2,073	1,469	4,672	4,009
Closed or reissued deposit accounts	1,131	1,041	3,042	2,761
Full service branches	13	13	13	13
ATM’s	9	9	9	9

3.   MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF SEPTEMBER 30, 2005 TO DECEMBER 31, 2004.

	Selected Financial Condition Data
(In Thousands)	September 30, 2005	December 31, 2004	$ Change	% Change
Cash and cash equivalents	$18,747	19,187	(440)	(2.29)%
Securities available-for-sale	32,407	38,949	(6,542)	(16.80)
Restricted stock, at cost	4,228	4,212	16.40
Loans held for sale	10,410	5,786	4,624	79.9
Loans receivable, net	300,179	265,011	35,168	13.3
Premises and equipment, net	8,631	8,471	160	1.9
Real estate and other personal property owned	88	293	(205)	(69.9)
Goodwill	1,422	1,422	—	—
All other assets	4,825	3,809	1,016	26.7
Total assets	380,937	347,140	33,797	9.7

Deposits	302,831	258,335	44,496	17.2
Federal Home Loan Bank advances	34,357	44,794	(10,437)	(23.3)
Securities sold under agreements to repurchase	4,855	7,498	(2,643)	(35.3)
Subordinated debt	3,093	3,093	—	—
All other liabilities	4,142	2,792	1,350	48.4
Total liabilities	349,278	316,512	32,766	10.4
Stockholders’ equity, net	31,659	30,628	1,031	3.4

        Total assets – Total assets increased $33.8 million to $380.9 million at September 30, 2005 from $347.1 million at December 31, 2004. Assets increased primarily because of a net increase in loans receivable and loans held for sale of approximately $39.8 million. This increase in loans was offset by a decrease in securities available-for-sale of approximately $6.5 million. Other increases totaling $ .5 million are detailed in the table above.

        Securities available-for-sale – Securities available-for-sale decreased $6.5 million to $32.4 million at September 30, 2005 from $38.9 million at December 31, 2004. The decrease was the result of $9.2 million of principal repayments and $2.7 million in maturities, offset by $5.7 million of purchases. We incurred unrealized losses on securities available-for-sale of $ .3 million, before income taxes, for the nine months ended September 30, 2005. Our portfolio consists primarily of agency and mortgage backed securities and is likely to remain as such.

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

        We summarize loans receivable, net of unamortized net deferred loan fees, as of September 30, 2005 and December 31, 2004, in the following table:

(In thousands)	September 30, 2005	December 31, 2004
First mortgage loans and contracts secured by real estate	$104,613	100,322
Commercial real estate loans	76,196	51,017
Commercial loans	61,531	62,410
Auto and other consumer loans	31,144	29,762
Second mortgage consumer loans	7,610	6,123
Agricultural loans	19,088	15,109
Tax exempt municipal loans	2,384	2,698
Loans on deposits and other loans	1,295	1,278

	303,861	268,719
Less: Allowance for loan losses	(3,682)	(3,708)

	$300,179	265,011

        Allowance for loan losses for the periods indicated are:

(In thousands)	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Balance, beginning of period	$3,708	3,755
Provision for loan losses	150	70
Losses charged off	(199)	(185)
Recoveries	23	68

Balance, end of period	$(3,682)	3,708

        Loans Receivable and Loans Held for Sale – Net loans receivable increased by $35.2 million to $300.2 million at September 30, 2005 from $265.0 million at December 31, 2004. We attribute the increase primarily to growth in the real estate loan category. The increase includes a $4.3 million increase in first mortgage loans and contracts secured by real estate, and a $25.2 million increase in commercial real estate loans.

        Heritage Bank purchases and participates in commercial and lease financing loans. In the normal course of business, banks often purchase loans from other banks that would exceed the originating bank’s lending limit. Heritage Bank had $28.9 million and $25.7 million of participation and purchased loans as of September 30, 2005 and December 31, 2004, respectively. The $28.9 million balance at September 30, 2005 includes $3.5 million of loans purchased from Central Bank and $9.0 million of loans purchased from Timberline Bank. The $25.7 million balance at December 31, 2004 includes $3.8 million of loans purchased from Central Bank and $.2 million of loans purchased from Timberline Bank. Each of the loans purchased from Central Bank and Timberline Bank were loans that would have exceeded those banks’ lending limits when originated. Heritage Bank has no participated loans sold as a result of legal lending limit issues. At September 30, 2005, Heritage Bank had $1.9 million of loans sold to Timberline Bank.

        The $4.3 million increase in first mortgage loans and contracts secured by real estate is attributable to the increase in loan balances purchased from Timberline Bank. The $25.2 million increase in commercial real estate loans includes a $2.4 million increase in loan balances purchased from Timberline Bank. The remaining $22.8 million increase in commercial real estate loans included increases of $10.6 million in our Bozeman market, $7.7 million in our Great Falls market, $1.4 million in our Missoula market and $3.1 million in our Billings market. Billings is a new market for us, and our loan demand continues to grow in our Bozeman, Great Falls and Missoula markets.

        During the nine months ended September 30, 2005, loans held for sale increased $4.6 million to $10.4 million at September 30, 2005 from approximately $5.8 million at December 31, 2004. We originated for sale approximately $124.2 million of residential real estate loans, and we sold $119.6 million of residential real estate loans to the secondary market during the nine months ending September 30, 2005. It has been our experience that loans held for sale balances are larger at September 30 than at December 31, as volumes of residential real estate loan originations are greater in the third quarter of the year than in the fourth quarter.

        Allowance for Loan Losses – The allowance for loan losses totaled $3.7 million at both September 30, 2005 and December 31, 2004. Loan charge offs of $.2 million for the nine months ended September 30, 2005, were offset by a $.2 million provision for loan losses. Management believes the allowance for loan losses at September 30, 2005 was adequate given the low level of non-performing assets and management’s assessment of loan risk. The allowance for loan losses to total loans receivable at September 30, 2005 was 1.21% as compared to 1.38% at December 31, 2004.

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

        The following table summarizes non-accrual, non-performing and classified asset balances at September 30, 2005 as compared to December 31, 2004.

(In thousands)	September 30, 2005		December 31, 2004
	Balance	% of Total Bank Assets	Balance	% of Total Bank Assets
Non-accrual loans	$—	—	.3	.10
90 days past due	—	—	.1	.02
Assets classified as loss	—	—	—	—
Assets classified as doubtful	—	—	.3	.10
Assets classified as substandard	.3	.07	.1	.01
Impaired	.3	.07	.4	.12

        Deposits – Deposits increased by $44.5 million to $302.8 million at September 30, 2005 from $258.3 million at December 31, 2004. The decreases in demand accounts, NOW and money market accounts and savings accounts, from December 31, 2004 to September 30, 2005 reflect the normal volatility in these types of accounts. These balances are typically highest at year end and decrease during the year. Approximately half of the $46.7 million increase in certificates of deposits resulted from an addition in 2005 of $22.0 million of brokered deposits, done in order to fund our loan growth. Management believes brokered deposits represent a stable, efficient source of available funding. The remaining increase of $24.7 million included increases of $9.7 million in our Billings market, $2.4 million in our Bozeman market and $7.4 million in our Great Falls market. A significant portion of the nine month increase in certificates of deposit occurred in the three months ended September 30, 2005, the result of a special interest rate promotion done at Heritage Bank. Increases in the three months ended September 30, 2005 totaled $7.6 million in our Billings market, $2.0 million in our Bozeman market and $3.6 million in our Great Falls market. Our other markets shared ratably in the balance of the $3.4 million increase, resulting from a combination of competitive rates on all deposit offerings, and Heritage Bank’s commitment to community banking, both of which continue to attract depositors.

        Average deposits by type, as computed using ending daily balances, were as follows:

(In thousands)	Period Ended September 30, 2005	Year ended December 31, 2004	Average $ Change
Demand accounts	$45.8	42.7	3.1
NOW and money market accounts	31.5	32.4	(.9)
Savings accounts	54.9	59.8	(4.9)
Certificate of deposits	135.9	107.7	28.2

	$268.1	242.6	25.5

        Borrowed Funds – Federal Home Loan Bank advances decreased $10.4 million to $34.4 million at September 30, 2005 from $44.8 million at December 31, 2004. The decrease consists of $56.1 million in advances and $66.5 million in repayments. Heritage Bank used the proceeds from the additional advances to fund the increase in loans during the first nine months of 2005. Securities sold under agreements to repurchase decreased $2.6 million to $4.9 million at September 30, 2005 from $7.5 million at December 31, 2004.

        Stockholders’ Equity – Stockholders’ equity totaled $31.6 million at September 30, 2005, up $1.0 million from $30.6 million at December 31, 2004. Stockholders’ equity activity during 2005 included $3.1 million of net income for the nine months ended September 30, 2005 less cash dividends declared of $2.1 million, and less a $.2 million decrease due to decreases in unrealized gains on investments available-for sale. An increase of $.2 million was the result of corporate stock issued to employees under the company stock option plan.

4.	MATERIAL CHANGES IN RESULTS OF OPERATIONS – COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004.

(In thousands)	Selected Income Statement Data Three Months Ended September 30,
	2005	2004	$ Change	% Change
Interest income	$5,562	4,731	831	17.6%
Interest expense	1,962	1,339	623	46.5

Net interest income	3,600	3,392	208	6.2
Provision for losses on loans	100	—	100	100.0

Net interest income after provision for losses on loans	3,500	3,392	108	3.2
Non-interest income	1,422	1,163	259	22.3
Non-interest expense	3,026	2,927	99	3.4

Income before income taxes	1,896	1,628	268	16.5
Income taxes	719	614	105	17.1

Net income	$1,177	1,014	163	16.1

        Net Interest Income – Like most financial institutions, the most significant component of United’s earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.2 million to $3.6 million for the three months ended September 30, 2005 from $3.4 million for the three months ended September 30, 2004. Net interest margin decreased .20% to 4.14% for the three months ended September 30, 2005 from 4.34% for the three months ended September 30, 2004. Net interest spread decreased .21% to 4.10% for the three months ended September 30, 2005 from 4.31% for the three months ended September 30, 2004.

        Interest Income – The $.8 million increase reported above in interest income was attributable to loan interest income. Average balances of loans for the three months ended September 30, 2005 increased $38.5 million as compared to average balances for the same period in 2004. Likewise, weighted average interest rates on loans have increased at September 30, 2005 to 6.31%, up .45% from 5.86% at September 30, 2004. The increase in loan interest income was slightly offset by a decrease in dividends on Federal Home Loan Bank stock mentioned previously. For the three months ended September 30, 2005 no dividend income was received, as compared to income of approximately $31,000 for the same period in 2004.

        Interest Expense – Interest expense increased $.6 million to $1.9 million for the three months ended September 30, 2005 from $1.3 million for the three months ended June 30, 2004. The average balance of deposits increased $46.4 million for the three months ended September 30, 2005 compared to the same period in 2004, and higher interest rates during the three months ended September 30, 2005 resulted in an increase in interest expense on deposits of $.6 million during the three months ended September 30, 2005 compared to the same period in 2004. Weighted yields on certificates of deposits were 3.30% and 2.45% at September 30, 2005 and 2004, respectively. At September 30, 2005 and 2004, weighted yields on savings deposits were 1.43% and 1.20%, respectively.

        Provision for Loan Losses – United provided $.1 million for loan losses in the three months ended September 30, 2005 to offset current charge offs. No such provision was made in the same period of 2004. Asset quality at Heritage Bank has remained strong. Heritage Bank’s non-performing loans, defined as 90 days past due and non-accrual loans, totaled 0% and .22% of total loans at September 30, 2005 and 2004, respectively.

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

        Non-interest Income – In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income totaled $1.4 million for the three months ended September 30, 2005 and $1.2 million for the same period in 2004.

        United’s loan demand has remained brisk in the residential real estate origination market. During the three months ended September 30, 2005 as compared to the same period in 2004, these originations are up 16.3%. Gain on sale of loans increased $.2 million for the three months ending September 30, 2005 to $1.0 million from $.8 million for the same period in 2004, an increase of 22.2%.

5.	MATERIAL CHANGES IN RESULTS OF OPERATIONS – COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004.

	Selected Income Statement Data Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Interest income	$15,421	13,457	1,964	14.6%
Interest expense	5,046	3,795	1,251	32.9

Net interest income	10,375	9,662	713	7.4
Provision for losses on loans	150	70	80	114.3

Net interest income after provision for losses on loans	10,225	9,592	633	6.6
Non-interest income	3,348	3,323	25.8
Non-interest expense	8,663	8,208	455	5.5

Income before income taxes	4,910	4,707	203	4.3
Income taxes	1,860	1,773	87	4.9

Net Income	$3,050	2,934	116	4.0

        Net Interest Income – Net interest income increased $.7 million to $10.4 million for the nine months ended September 30, 2005 from $9.7 million for the nine months ended September 30, 2004. Net interest margin decreased .08% to 4.14% for the nine months ended September 30, 2005 from 4.22% for the same period in 2004. Net interest-rate spread decreased .04% to 4.10% for the nine months ended September 30, 2005 from 4.14% for the same period in 2004.

        Interest Income – The $2.0 million increase reported above in interest income was attributable to loan interest income. Average balances of loans for the nine months ended September 30, 2005 increased $36.4 million as compared to average balances for the same period in 2004. Likewise, weighted average interest rates on loans have increased at September 30, 2005 to 6.31%, up .45% from 5.86% at September 30, 2004. The increase in loan interest income was slightly offset by the decrease in dividends on Federal Home Loan Bank stock mentioned previously. For the nine months ended September 30, 2005 dividend income of approximately $17,000 was received, as compared to income of approximately $102,000 for the same period in 2004.

        Interest Expense – Interest expense increased $1.2 million to $5.0 million for the nine months ended September 30, 2005 from $3.8 million for the nine months ended September 30, 2004. The average balance of deposits increased $29.5 million for the nine months ending September 30, 2005, compared to the same period in 2004. The $.3 million increase in interest on other borrowings included increases in both interest on FHLB advances and repurchase agreements. The average balance of FHLB advances increased $7.1 million for the nine months ending September 30, 2005, compared to the same period in 2004 and the weighted average rate for outstanding advances increased to 3.82% at September 30, 2005 from 3.49% at September 30, 2004.

        Provision for Loan Losses – United provided $.1 million for loan losses for the nine months ended September 30, 2005 and 2004, respectively. As discussed above, provisions in 2005 were made to offset loan charge-offs.

        Non-interest Income – Non-interest income was $3.3 million for both the nine months ended September 30, 2005 and 2004.

        Non-interest Expense – United’s non-interest expense increased $.5 million during the nine months ended September 30, 2005 as compared to the same period in 2004 to $8.7 million from $8.2 million primarily due to increases in personnel costs.

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

        Management has employed several strategies to minimize the mismatch of asset and liability maturities. Heritage Bank sells the majority of newly-originated long-term (15 to 30-year maturity) fixed-rate mortgage loans to the secondary market. Heritage Bank sells these loans at their outstanding principal balance, which is the prearranged contract purchase price, and therefore, the amount recognized under the income statement caption “gain on sale of loans” represents fee income only. Heritage Bank promotes the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions. Heritage Bank also emphasizes investment in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments. When maturities of loans increase, management generally offsets the increased interest rate risk with matching funds and maturities with Federal Home Loan Bank borrowings.

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

        Quantitative requirements for capital adequacy include minimum amounts and ratios set forth in the table below. As of September 30, 2005 United met all regulatory capital adequacy requirements to which it is subject.

Consolidated:	Actual		Minimum for capital adequacy purposes
(In thousands)	Amount	Ratio	Amount	Ratio
September 30, 2005:
Total risk-based capital	$36,936	11.77%	25,107	8.0
Tier I risk-based capital	33,254	10.60	12,554	4.0
Tier I leverage	33,254	8.81	15,105	4.0

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

        The Asset/Liability Management Committee utilizes a detailed simulation model prepared by an institutional fund management service to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. The model predicts the impact of changing interest rates on the interest income received and interest expense paid on assets and liabilities. We compare this sensitivity analysis to ALCO policy limits which specify a maximum tolerance level for NII given a 200 basis point (bp) rise or decline in interest rates. United is currently in compliance with all such policy limits.

        The following table summarizes the sensitivity analysis for Heritage Bank as of June 30, 2005, the most recent information available. Management believes there has been no material change in interest rate risk since June 30, 2005. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Heritage Bank Estimated increase (decrease) in net interest income:	+200 bp	-200 bp
0-90 days	$8,379	(86,540)
91-360 days	(316,661)	(59,873)
2 years	(633,880)	(98,450)
3 years	(844,071)	(236,443)

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

ITEM 4    CONTROLS AND PROCEDURES.

        Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS.

        Although neither we nor Heritage Bank is involved in any material pending litigation as of September 30, 2005, Heritage Bank is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United’s consolidated financial position, results of operations, or liquidity.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        None

ITEM 5   OTHER INFORMATION.

        None

ITEM 6   EXHIBITS.

A.	Exhibits

3.1	Articles of Incorporation of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United’s Annual Report on Form 10-K dated March 31, 1998).
3.2	Bylaws of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United’s Annual Report on Form 10-K dated March 31, 1998).
10.1	Amendment to United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.1 of United’s Quarterly Report on Form 10-Q dated August 12, 2005).
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.

Date	November 10, 2005	/s/ Kevin P. Clark
Kevin P. Clark Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date	November 10, 2005	/s/ Paula J. Delaney
Paula J. Delaney Chief Financial Officer (Principal Financial and Accounting Officer)