Form 10-K
period 2005-12-31
UNITED FINANCIAL CORP \MN\
filed 2006-03-31
CIK 1011309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005
or
☐  Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number: 0-28080

UNITED FINANCIAL CORP.
(Exact Name of Registrant as Specified in its Charter)

MINNESOTA	81-0507591
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

P.O. Box 2779, 120 1st Avenue North, Great Falls, Montana 59403
(Address of Principal Executive Offices)

(406) 727-6106
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  YES ☐     NO ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  YES ☐     NO ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.   YES ☒     NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).   YES ☐     NO ☒

          The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2005 (the last day of the Registrant’s most recently completed second fiscal quarter), was $33,645,542 (based on the last sale price of such stock as quoted on the Nasdaq National Market ($18.69) on such date).

          The number of shares of Registrant’s common stock outstanding on March 27, 2006 was 3,072,129. Registrant’s common stock is traded on the Nasdaq National Market, under the symbol UBMT.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 23, 2006 at 1:00 p.m., Mountain Time, in Great Falls, Montana, are incorporated by reference into Part III of this Form 10-K.

UNITED FINANCIAL CORP.
2005 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. BUSINESS

          General. United Financial Corp. (“United”) is a bank holding company headquartered in Great Falls, Montana, with operations in 15 locations in 13 Montana communities. United was organized as a Minnesota corporation in 1996. United’s banking business in Montana is conducted through its wholly-owned subsidiary, Heritage Bank, a Montana corporation established in 1923. United had assets of approximately $389.5 million, deposits of approximately $303.7 million and stockholders’ equity of approximately $32.0 million at December 31, 2005.

          Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Missoula, Libby and Shelby, Montana. Heritage Bank is engaged in the community banking business of attracting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. Heritage Bank’s banking business is concentrated in the Great Falls area through its two full service branches and one separate drive up location. Based on total assets, 41% of United’s assets are located at Heritage Bank’s Great Falls locations. Heritage Bank also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

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

          In January 2006, Heritage Bank sold its 17% ownership interest in Bankers’ Resource Center (“BRC”), a computer data center, located in Helena, Montana. The data center was owned and operated by a number of Montana banks, including Heritage Bank. BRC provided data processing services to its bank owners. In 2005, the owners collectively decided to sell the assets of BRC to a non-related third party and to liquidate the corporation. Heritage Bank will purchase these data processing services from this third party in 2006. While this transaction has eliminated Heritage Bank’s ownership in BRC, and United’s data processing services will now be provided by a third party operator, United does not expect this transaction to have a material effect on United’s operations, financial condition or financial results.

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

Lending Activities

          General. Lending activities are United’s primary source of both interest income and fee income. United’s interest income from loans receivable was approximately $19.7 million, $16.4 million and $15.9 million, or approximately 92%, 90% and 89% of total interest income, for the years ended December 31, 2005, 2004 and 2003, respectively. United’s principal lending activity has been the origination of real estate loans, including conventional residential real estate loans (loans which are neither insured nor partially guaranteed by government agencies) and residential real estate loans insured by the Federal Housing Administration (“FHA”) or partially guaranteed by the Veterans Administration (“VA”). United also originates commercial and agricultural loans secured by real estate. In addition to loans secured by real estate, United’s lending activity includes the origination of non-mortgage commercial, agricultural and consumer loans.

          The following table sets forth the composition of United’s loans receivable at December 31, 2005, 2004, 2003, 2002 and 2001:

(Dollars in thousands)

	December 31,		December 31,		December 31,

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent

Loans secured by real estate:
1 - 4 residential	$42,541	13.5%	$43,391	16.2%	$37,401	16.2%
5 or more residential	3,108	1.0	3,012	1.1	3,150	1.4
Commercial	79,036	25.0	51,017	19.0	48,235	20.9
Construction	41,154	13.0	29,083	10.8	17,175	7.4
Agricultural	27,501	8.7	24,837	9.2	20,216	8.7

Total loans secured by real estate	193,340	61.2	151,340	56.3	126,177	54.6
Commercial loans	65,576	20.8	65,108	24.2	56,416	24.5
Agricultural loans	16,577	5.3	15,108	5.6	14,511	6.3
Consumer loans	40,255	12.7	37,163	13.9	33,830	14.6

Total loans receivable	315,748	100.0%	268,719	100.0%	230,934	100.0%

Less:
Allowance for loan losses	3,751		3,708		3,755

Net loans receivable	$311,997		$265,011		$227,179

	December 31,		December 31,

(Dollars in thousands)	2002		2001

	Amount	Percent	Amount	Percent

Loans secured by real estate:
1 - 4 residential	$34,288	16.0%	$35,863	16.5%
5 or more residential	4,693	2.2	5,010	2.3
Commercial	45,355	21.1	45,820	21.1
Construction	15,259	7.1	19,384	8.9
Agricultural	19,039	8.9	18,994	8.7

Total loans secured by real estate	118,634	55.3	125,071	57.5
Commercial loans	51,461	24.0	52,363	24.1
Agricultural loans	14,548	6.8	11,607	5.3
Consumer loans	29,820	13.9	28,442	13.1

Total loans receivable	214,463	100.0%	217,483	100.0%

Less:
Allowance for loan losses	3,113		2,794

Net loans receivable	$211,350		$214,689

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

          Most of Heritage Bank’s residential loans are originated through personal contacts of loan officers, including contacts with local realtors, and through referrals from deposit customers. Although the majority of Heritage Bank’s loans are fixed rate loan products that are subsequently sold on the secondary market, Heritage Bank does offer a variety of adjustable rate residential loans, some of which are sold on the secondary market and some of which are retained in its own portfolio. The interest rates on variable loans vary with the movement of the index upon which the interest rates are based. If the interest rates change, loan payments, balances or terms may be adjusted. Heritage Bank’s primary indexes are the 1, 3 and 5-year constant maturity Treasury indexes. Most of the ARMs currently originated by Heritage Bank have loan terms of 15 to 30 years with rate adjustments generally every 1, 3 or 5 years during the term of the loan. Generally, interest rate adjustments on Heritage Bank’s ARMs are limited to changes of 2.5% - 3.25% per year and 6% - 10% for the life of the loan. The average lives of these loans were 9.5 years at December 31, 2005.

          The majority of Heritage Bank’s total production of long-term (15 to 30-year maturity) fixed rate residential loans is originated according to pre-arranged underwriting standards that result in immediate sale to the secondary market, primarily to mortgage bankers and pension funds. Heritage Bank sold long-term fixed-rate residential mortgage loans to the secondary market in aggregate amounts of approximately $170.9 million in 2005, $143.3 million in 2004 and $325.9 million in 2003. Heritage Bank also sells long-term fixed-rate loans that are refinances of existing portfolio loans or permanent financing of completed construction loans. These are sold to the secondary market or State of Montana housing agencies. The combination of both of these types of secondary market sales resulted in a gain on sale of loans totaling $3.2 million, $2.8 million and $5.0 million in 2005, 2004 and 2003, respectively. Components of the recognized gain include origination fees, service release fees or an amount capitalized for retained servicing rights, and premiums or discounts related to the sale. Heritage Bank retains a limited number of adjustable rate mortgages and fixed rate mortgage loans up to 15-year maturities for its own portfolio.

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

          Non-Mortgage Commercial and Agricultural Lending. In addition to real estate lending, Heritage Bank offers commercial and agricultural non-mortgage loans. Heritage Bank offers commercial lines of credit, equipment term loans, working capital loans and loans guaranteed by the Small Business Administration to its business customers. It also offers seasonal lines of credit and term equipment loans to its agricultural borrowers. Heritage Bank purchases, on a participation basis, loans originated outside its normal market areas. Participation loans are generally purchased from commercial banks and third party loan production offices. Generally, these purchased participations allow Heritage Bank to diversify its geographic risk and are purchased with a higher level of underwriting standards since a direct customer relationship does not exist. At December 31, 2005, Heritage Bank had $65.6 million of non-mortgage commercial loans in its loan portfolio, which included approximately $32.6 million of purchased participation loans located outside of Montana.

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

          Interest income from investment activities was approximately $1.5 million, $1.6 million and $1.7 million, or approximately 6.9%, 8.8% and 9.6% of United’s total interest income, for the years ended December 31, 2005, 2004 and 2003, respectively.

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

          The following table sets forth the carrying values of United’s investments at December 31, 2005, 2004 and 2003:

     (Dollars in thousands)

	December 31, 2005	December 31, 2004	December 31, 2003

U.S. government and federal agencies	$6,423	$4,029	$8,106
Mortgage-backed securities	27,856	34,446	31,574
Municipal bonds	587	474	1,899
Corporate bonds and equity securities	493	—	1,700

	$35,359	$38,949	$43,279

          During 2005, United received $11.4 million in mortgage-backed security principal payments and had $1.0 million of calls and maturities of investment securities. United sold $1.8 million of investment securities and mortgage–backed securities while purchasing $11.2 million in investment securities and mortgage-backed securities. United recorded an unrealized loss in market values of its investment portfolio of $.5 million, and amortization of purchase premium of $.1 million during the year. The unrealized loss is the result of the normal market fluctuations on bonds and mortgage-backed securities due to recent increases in interest rates.

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

          The following table sets forth the composition of United’s deposits at December 31, 2005, 2004 and 2003:

	December 31,		December 31,		December 31,

(Dollars in thousands)	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent

Type:
Non-interest bearing	$56,642	18.7%	$47,490	18.4%	$36,551	16.1%
Interest bearing:
NOW & money market accounts	33,914	11.2	35,974	13.9	33,300	14.6
Savings accounts	51,472	16.9	54,427	21.1	54,897	24.1
Time deposits	161,663	53.2	120,444	46.6	102,766	45.2

Total	$303,691	100.0%	$258,335	100.0%	$227,514	100.0%

          Scheduled maturities of certificates of deposit at December 31, 2005 are as follows:

(Dollars in thousands)

Due within one year	$112,778
Due within two to three years	39,519
Due within four to five years	9,072
Thereafter	294

Totals	$161,663

          Time deposits of $100,000 or more were approximately $40.4 million, $29.1 million and $24.0 million at December 31, 2005, 2004 and 2003, respectively. Amounts in excess of $100,000 are not insured by a federal agency.

The maturity of time deposits of $100,000 or more at December 31, 2005 was as follows:

(Dollars in thousands)

Less than three months	$8,869
Three to six months	4,556
Six to twelve months	15,113
Greater than twelve months	11,892

Total	$40,430

          Early withdrawal from time deposits subjects the depositor to an early withdrawal penalty which is currently equal to six months of simple, nominal interest when the original maturity is longer than one year, three months of simple, nominal interest when original maturity is 92 days to one year, and all interest earned when original maturity is 91 days or less.

          Beginning in 2004, United began issuing brokered deposits. Brokered deposits are deposits obtained through a broker who engages in facilitating the placement of deposits with insured depository institutions for a third party. Heritage Bank’s correspondent bank acts as custodian for these deposits. At December 31, 2005, such brokered deposits totaled $18.3 million.

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

          As a member of the FHLB, Heritage Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of specified collateral. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Heritage Bank’s established available FHLB advance credit line for 2005 was 25% of assets. The FHLB is required to review its credit limitations and standards at least annually.

          For the years ended December 31, 2005, 2004 and 2003, FHLB borrowing information was as follows:

(Dollars in thousands)	2005	2004	2003

Average FHLB advances	$45.8	$42.5	$31.6
Maximum advances outstanding	59.7	60.6	36.0
Year end advances outstanding	42.0	44.8	31.0
Weighted average interest rate	4.01%	3.41%	4.05%

          Securities Sold Under Agreements To Repurchase. Heritage Bank generates funds through the sale of investment securities under agreements requiring their repurchase at a premium that represents interest. The securities underlying agreements to repurchase are for the same securities originally sold and are held in a custody account by a third party.

          For the years ended December 31, 2005, 2004 and 2003, securities sold under agreements to repurchase information was as follows:

(Dollars in thousands)	2005	2004	2003

Average balances	$6.1	$8.2	$9.2
Maximum balances outstanding	10.0	13.7	9.9
Year end balances	4.2	7.5	7.9
Weighted average interest rate	2.68%	1.30%	1.54%

          Subordinated Debentures. In July 2001, United issued junior subordinated debentures, aggregating $3.1 million to United Financial-Montana Capital Trust I (the “Trust”). The Trust issued preferred securities, as part of a pooled issue, with an aggregate liquidation amount of $3.0 million ($1,000 per capital security) to third-party investors. The junior subordinated debentures and cash are the sole assets of the Trust. The preferred securities are includable as Tier I capital for regulatory capital purposes. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a semi-annual basis, which are included in interest expense. The variable interest rate resets on January 25 and July 25 of each year, based upon six month LIBOR plus 3.75%. The interest rate reset on January 25, 2006 was 8.56%. The junior subordinated debentures and preferred securities will mature on July 25, 2031. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, after five years at decreasing premiums with the permission of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). United has provided a full and unconditional guarantee of the obligations of the Trust in the event of the occurrence of an event of default, as defined.

Market Area

          Great Falls, the county seat of Cascade County and a regional trade center, is among the largest cities in Montana. The estimated 2005 Great Falls and Cascade County populations were approximately 57,000 and 80,000, respectively. The economy of Great Falls is largely based on agriculture, health care and Department of Defense activities. Malmstrom Air Force Base (“MAFB”), which employs approximately 4,000 people, is the largest employer in Great Falls and Cascade County. Any significant reduction in size or closure of MAFB would likely adversely affect United and its results of operations and financial condition. MAFB is home to 200 of the nation’s 500 land based intercontinental ballistic missiles.

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

Competition

          Heritage Bank, like other depository institutions, is operating in a rapidly changing environment and, therefore, faces considerable competition in the attraction of deposits and the origination of loans. Historically, the most direct competition for deposits has come from savings banks, credit unions and commercial banks. According to a recent market share report prepared by the FHLB, there are approximately 155 commercial bank branch locations, 38 credit union branch locations and 8 savings bank branch locations in Heritage Bank’s Montana market areas. In addition to these entities, United estimates there are approximately 35 mortgage companies directly competing with its real estate originators in the Montana market area. Non-depository financial service organizations, primarily in the securities and insurance industries, have also become competitors for retail savings and investment funds. Heritage Bank’s deposit programs compete with money market mutual funds, government securities and other investment alternatives. Heritage Bank competes for deposits by offering a variety of deposit accounts at interest rates based upon market conditions, convenient business hours, quality service and convenient branch locations.

Employees

          At February 29, 2006, Heritage Bank employed 126 full-time employees and 24 part-time employees. Heritage Bank maintains a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance, paid sick leave, disability, life insurance and 401K retirement plans. Heritage Bank’s employees are not represented by any collective bargaining group. See Part IV, Item 15. – “Notes to Consolidated Financial Statements – Employee Benefit Plans.” United, as a parent company, has no paid employees.

Executive Officers of the Registrant

          The following table sets forth information with respect to the executive officers of United. All executive officers are elected annually by the Board of Directors. There are no arrangements or understandings between individual officers and any other person pursuant to which he or she was elected as an officer.

Name	Age	Position Held

Kurt R. Weise	49	Chairman of United; Director and Vice President of Heritage Bank
Kevin P. Clark	50	Chief Executive Officer and Director of United; Director, President and Chief Executive Officer of Heritage Bank
Steve L. Feurt	50	President of United; Director, Executive Vice President and Senior Lending Officer of Heritage Bank
Paula J. Delaney	45	Chief Financial Officer of United; Director and Vice President of Heritage Bank

          Mr. Weise has served as Chairman of United since 2003. Mr. Weise has served as director of United since 1998, and director and Vice President of Heritage Bank since 1994. Mr. Weise’s term of office as a director of United expires at United’s annual shareholder meeting in 2006. Mr. Weise also serves as President of Central Financial Services (“CFS”), a bank-consulting firm and President of Central Bancshares, Inc. (“Central Bancshares”). Central Bancshares is the parent company of Central Bank, located in Stillwater, Minnesota. Central Bancshares and CFS are both wholly-owned by United’s largest shareholder. CFS provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset liability management and regulatory consulting.

          Mr. Clark has served as Chief Executive Officer of United since June of 2005 and as director of United since 1998. Mr. Clark has served as director, President and Chief Executive Officer of Heritage Bank, since 1994. Mr. Clark’s term of office as a director of United expires at United’s annual shareholder meeting in 2006.

          Mr. Feurt has served as President of United since June of 2005, and has served as Senior Vice President and Chief Credit Officer of United, and director and Executive Vice President and Senior Lending Officer of Heritage Bank, since 1998.

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

          Bank holding companies are subject to certain limitations on redemption of common stock or other equity securities. In addition, the FRB has issued regulations setting minimum capital standards for bank holding companies. Depending on the capital classification of a bank holding company, it may be restricted from engaging in certain non-bank activities or from acquiring interests in additional banks or other depository institutions. As of December 31, 2005, United met the limitations on redemption of common stock and the minimum capital requirements issued by the FRB. See also discussion below under Capital Adequacy regarding recent amendments to the FRB Board’s Small Bank Holding Company Policy Statement.

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

          To the extent that the Financial Services Modernization Act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this legislation may increase the amount of competition from larger institutions and other types of companies with substantially greater resources and a wider variety of financial products than United currently offers.

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

          Depository Institution Subsidiary—Heritage Bank. As a Montana-chartered commercial bank, Heritage Bank is subject to regulation and supervision by the Montana Department of Commerce, Division of Banking and Financial Institutions (the “Montana Division”) and the FDIC. Heritage Bank’s deposits are insured by the FDIC up to $100,000.

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

          The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required federal banking regulators to adopt regulations in a number of specific areas to insure depository institution safety and soundness, including internal controls, credit underwriting, asset growth, management compensation, asset quality and earnings performance. FDICIA also contains provisions intended to change independent auditing requirements, to restrict the activities of certain insured depository institutions, to change various consumer banking laws and to limit the ability of “under-capitalized banks” to borrow from the FRB’s discount window or to acquire brokered deposits. Heritage Bank is in compliance with applicable FDICIA regulations as of December 31, 2005.

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

          Heritage Bank is subject to certain federal consumer laws, including the Community Reinvestment Act of 1977, as amended (“CRA”), and other fair lending laws and regulations which impose nondiscriminatory lending requirements on insured depository institutions. In recent periods, federal regulatory agencies have sought a more rigorous enforcement of the CRA and other fair lending laws and regulations. A successful challenge to a depository institution’s performance under the CRA and related fair lending laws and regulations could result in a variety of sanctions, including the required payment of damages and civil money penalties, prospective and retrospective injunctive relief and the imposition of restrictions on mergers and acquisitions or other activities of the depository institution or the holding companies controlling such depository institutions. Private parties may also have the ability to challenge an institution’s performance under the fair lending laws in private class action litigation. Heritage Bank’s most recent CRA exam in May of 2005 earned the Bank a satisfactory rating.

          Federal regulatory banking agencies have also established uniform capital requirements for all insured depository institutions. An insured depository institution that does not achieve and maintain required capital levels may be subject to supervisory action through the issuance of capital directives, cease and desist orders or other written orders or agreements with the appropriate federal banking agency. Failure of an insured depository institution to meet the required capital levels may also prohibit or limit the ability of a bank holding company controlling such institution to engage in merger and acquisition activities or other expansion activities. As of December 31, 2005, Heritage Bank met the “well capitalized” requirements issued by the applicable federal banking agency.

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

          Deposit Insurance and FDIC Regulation. Heritage Bank is a member of the Savings Association Insurance Fund (“SAIF”), and the Bank Insurance Fund (“BIF”), both administered by the FDIC. Section 5(d) of the Federal Deposit Insurance Act (“FDI Act”), known as the Oakar Amendment, permits merger transactions between SAIF- and BIF-member institutions resulting in an institution with deposits that are proportionally insured by both SAIF and BIF.

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

          For 2005, the FDIC assessment rate for Heritage Bank decreased each quarter from 1.44 basis points per $100 of insured deposits during the first quarter, to 1.34 basis points for the fourth quarter. As a result, Heritage Bank’s 2005 FDIC deposit insurance premium was approximately $.1 million. FDIC has published assessment rates for the first quarter of 2006, per $100 of insured deposits, of 1.32 basis points.

          State Lending Limits. Heritage Bank is subject to a State of Montana lending limit of 20% of capital. The maximum aggregate amount of loans outstanding to a single borrower at Heritage Bank at December 31, 2005 and 2004 was approximately $2.1 million and $2.2 million, respectively. At December 31, 2005 and 2004 Heritage Bank was in compliance with the State of Montana lending limit.

          Capital Adequacy. FDIC emphasizes capital as a measure of performance and establishes a rigid regulatory scheme based almost entirely on capital levels. Banks are assigned to one of five capital categories depending on their total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Banks which are deemed to be “undercapitalized” are subject to certain mandatory supervisory corrective actions. The five statutory capital categories established by FDIC are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Heritage Bank’s capital position exceeded the minimum requirement for the “well capitalized” category as of December 31, 2005. FDIC also mandates that regulations be promulgated adding other risk-based capital requirements covering (a) concentrations of credit risk, (b) risks from nontraditional activities and (c) the capital impact of fair value adjustments associated with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” See Part IV, Item 15 – “Notes to Consolidated Financial Statements – Regulatory Matters.”

          Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses, to open new facilities, or to accept brokered deposits.

          The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum.

          The Board of Governors of the Federal Reserve System (“Board”) is amending the asset size threshold and other criteria for determining whether a bank holding company (“BHC”) qualifies for the Board’s Small Bank Holding Company Policy Statement and an exemption from the Board’s consolidated risk-based and leverage capital adequacy guidelines for BHC’s. The Board is adopting this final rule to address the effects of inflation, industry consolidation, and normal asset growth of BHC’s since the Board introduced its previous policy statement in 1980. The final rule increases the asset size threshold from $150 million to $500 million in consolidated assets for determining whether a BHC may qualify for the policy statement and an exemption from the capital guidelines; modifies the qualitative criteria used in determining whether a BHC that is under the asset size threshold nevertheless would not qualify for the policy statement or the exemption from the capital guidelines; and clarifies the treatment under the policy statement of subordinated debt associated with trust preferred securities.

          The risk-based guidelines apply on a consolidated basis to any BHC with consolidated assets of $500 million or more. The risk-based guidelines also apply on a consolidated basis to any BHC with consolidated assets of less than $500 million if the holding company (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) conducts significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the Securities and Exchange Commission. The Federal Reserve may apply the risk-based guidelines at its discretion to any BHC, regardless of asset size, if such action is warranted for supervisory purposes.

          With current consolidated assets of approximately $390 million, it does not appear that United will be subject to the new risk-based guidelines as described above. United would, however, be subject to the small bank holding company rules in Part 225, Regulation Y of title 12 of the Code of Federal Regulations.

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

          Corporate Governance. United regularly monitors developments in the area of corporate governance. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) established a number of new corporate governance standards and disclosure requirements. The Securities and Exchange Commission (the “SEC”) has issued additional rules to implement the Sarbanes-Oxley Act. In addition, Nasdaq adopted changes to its corporate governance and listing standards. United has reviewed its governance policies and practices against the requirements of the Sarbanes-Oxley Act, related SEC rules and Nasdaq’s listing standards. As a result, United has taken steps to implement those rules and listing standards. In particular, United continues to maintain the following:

•	A Nominating Committee and a Nominating Committee Charter;

•	A Code of Ethics and Business Conduct applicable to directors, officers and employees of the Company and of Heritage Bank;

•	An Audit Committee Charter;

•	A Compensation Committee Charter; and

•	A policy of holding regularly scheduled meetings of United’s non-management directors, separate from management.

          United will be subject to the new Sarbanes-Oxley Act Section 404 requirements regarding internal control evaluation and reporting for the year ended December 31, 2007.

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

Item 1A. RISK FACTORS

          Operating in the banking industry exposes United to certain risks. The following are comments regarding the most significant risks and uncertainties that could affect United’s business.

          Changing Interest Rates. The most significant component in United’s net income is net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. This difference is referred to as interest rate spread. Because of the differences in maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, changes in interest rates can adversely affect interest rate spread, and, in turn, profitability. United cannot guarantee that interest rate risk can be minimized. In addition, interest rates also affect the amount of money available to lend. When interest rates rise, the cost of borrowing also increases. Accordingly, changes in levels of market interest rates can materially and adversely affect net interest spread, asset quality, loan origination volume, customer retention and business development. See discussion concerning Net Interest Income in “Item 7-Management Discussion & Analysis”.

          The Allowance For Loan Losses May Not Be Adequate To Cover Actual Loan Losses, Which Could Adversely Affect Net Income. Heritage Bank maintains an allowance for loan losses in an amount that management believes is adequate to provide for losses inherent in the portfolio. While management strives to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. Heritage Bank cannot be sure that deteriorating loans will be identified before they become nonperforming assets, or that management will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Future additions to the allowance may be required based on changes in the composition of the loans comprising the portfolio and changes in the financial condition of borrowers, resulting from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance requirements. Additionally, state banking regulators periodically review the allowance for loan losses. These regulatory agencies may require Heritage Bank to increase the allowance for loan losses which could have a negative effect on United’s financial condition and results of operation.

          Loan Portfolio Credit Risk. Heritage Bank’s loan portfolio contains a high percentage of commercial, commercial real estate, real estate acquisition and development loans in relation to our total loans and total assets. These types of loans generally are viewed as having a higher risk of default than residential real estate loans or certain other types of loans or investments. The Federal Deposit Insurance Corporation recently issued a pronouncement alerting banks to their concern about banks with a heavy concentration of commercial real estate loans. These types of loans also typically are larger than residential real estate loans and other commercial loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on financial results.

          United Relies On Dividends From Heritage Bank For Revenue, And Federal And State Law Can Limit Dividends That The Bank Pays To The Holding Company. As a bank holding company, United is dependent on dividends from Heritage Bank. United uses these dividends to pay dividends on United common stock and to pay interest and principal on debt. Federal and state laws limit the amount of dividends that Heritage Bank may pay to United. Also, United’s right to participate in a distribution of assets upon Heritage Bank’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

          Federal And State Regulations Can Restrict Our Business, And Non-Compliance Could Result Materially Adversely Affect Our Financial Condition And Results Of Operations. United and its subsidiary bank Heritage Bank are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole. This regulation is not designed to protect the holding company’s shareholders. Federal and state regulatory authorities could put restrictions on our operations, and United could be fined or otherwise penalized if United is found to be out of compliance with regulations that apply to our business.

          The Sarbanes-Oxley Act also requires that United’s management evaluate its disclosure controls and procedures and its internal control over financial reporting. United’s auditors may in the future be required to express an opinion on our internal controls over financial reporting. United is also required to disclose, in its annual report on Form 10-K filed with the SEC, the existence of any “material weaknesses” in its internal control. The management of United cannot assure that one or more material weaknesses will not be found as of the end of any given year.

          The Patriot Act, which was enacted in the wake of the September 2001 terrorist attacks, requires Heritage Bank to implement new or revised policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

          A Downturn In The Montana Real Estate Market Or Economy Could Hurt Heritage Bank’s Business. A downturn in real estate or the general economy in Montana could hurt Heritage Bank’s business because many of our loans are secured by real estate in Montana. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.  If real estate prices decline, the value of real estate collateral securing loans could be reduced.  Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and Heritage Bank would be more likely to suffer losses on defaulted loans. As of December 31, 2005, approximately 62% of Heritage Bank’s net loans receivable consisted of loans collateralized by various types of real estate. A significant portion of Heritage Bank’s real property collateral is located in Montana. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

          United Continually Encounters Technological Change, And May Have Fewer Resources Than Its Competitors To Continue To Invest In Technological Improvements. The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of United’s competitors have substantially greater resources to invest in technological improvements. United cannot assure that it will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

          Our Business And Financial Condition May Be Adversely Affected By An Increase In Competition. The banking business in Montana is highly competitive and is currently dominated by a number of large regional financial institutions. In addition to these regional banks, there are a number of smaller commercial banks that operate in these areas. Heritage Bank competes for loans and deposits with banks, savings and loan associations, finance companies, credit unions, and mortgage bankers. In addition to traditional financial institutions, we also compete for loans with brokerage and investment banking companies, and governmental agencies that make available low-cost or guaranteed loans to certain borrowers. Particularly in times of high interest rates, we also face significant competition for deposits from sellers of short-term money market securities as well as other corporate and government securities.

          By virtue of their larger capital bases or affiliation with larger multibank holding companies, many of our competitors have substantially greater capital resources and lending limits than Heritage Bank has and perform other functions that we offer only through correspondents. We have experienced, and expect to continue to experience, greater competition in our primary service areas. Our business, financial condition, results of operations and cash flows may be adversely affected by an increase in competition. Moreover, recently enacted and proposed legislation has focused on expanding the ability of participants in the banking and thrift industries to engage in other lines of business. The enactment of such legislation could put us at a competitive disadvantage because we may not have the capital to participate in other lines of business to the same extent as more highly capitalized financial service holding companies.

          United Relies Heavily On Our Management, And The Loss Of Any Of Our Senior Officers May Adversely Affect Our Operations. United is dependent on the continued services of a small number of executive officers and key employees. The loss of the services of any of these individuals could adversely affect United’s business, financial condition, results of operations and cash flows. The failure to recruit and retain key personnel could have a material adverse effect on United’s business, financial condition, results of operations and cash flows.

Item 1B. UNRESOLVED STAFF COMMENTS

          None.

Item 2. PROPERTIES

          At December 31, 2005, United owned 13 of its 15 offices, including its headquarters and other property having an aggregated book value including land of approximately $7.1 million, and leased the remaining branches. Three locations are leased, including two building leases and one land lease. The following schedule provides property information for the United’s locations as of December 31, 2005.

(Dollars in thousands)	Properties Leased	Properties Owned	Net Leasehold Improvements	Net Book Value Owned

Heritage Bank:
Great Falls (25,125 sq. ft.)	—	3	$—	$2,821
Billings (4,900 sq. ft.)	1	1	—	1,379
Bozeman (4,000 sq. ft.)	—	1	—	1,193
Missoula (3,600 sq. ft.)	—	1	—	762
Havre (2,400 sq. ft.)	—	1	—	246
Libby (1,250 sq. ft.)	—	1	—	149
Chester (1,800 sq. ft.)	—	1	—	142
Shelby (2,800 sq. ft.)	—	1	—	101
Fort Benton (5,000 sq. ft.)	—	1	—	99
Glendive (4,000 sq. ft.)	—	1	—	99
Geraldine (4,350 sq. ft.)	—	1	—	61
Kalispell (2,500 sq. ft.)	1	—	65	—
Hamilton (1,200 sq. ft.)	1	—	—	—

Total Montana locations	3	13	$65	$7,052

Item 3. LEGAL PROCEEDINGS

          Although United was not involved in any material pending litigation as of February 28, 2006, it is from time to time named in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United’s consolidated financial position, results of operations, or liquidity.

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5. MARKET FOR UNITED’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          United common stock is quoted on the Nasdaq National Market under the symbol “UBMT.” The closing sale price per share of UFC common stock on February 24, 2006 was $22.47.

Shareholder Data

          As of February 15, 2006, there were approximately 200 owners of record of United common stock and an estimated 1,000 additional beneficial holders whose shares of United common stock were held in street name by brokerage houses.

Common Stock Market Prices

          The quarterly (high and low) sale prices for United’s common stock on the Nasdaq National Market during the past two years were as follows. All prices have been adjusted for the effect of the June 2002 10% stock dividend, the June 2003 50% stock dividend, and the December 2005 25% stock dividend.

	2005		2004

	United Stock Price		United Stock Price

	High	Low	High	Low

First Quarter	$19.75	$18.88	$23.02	$19.84
Second Quarter	20.20	18.88	20.73	18.34
Third Quarter	20.16	19.12	19.54	17.94
Fourth quarter	21.56	20.75	19.77	18.59

Dividend Payment History on United Common Stock

          United paid the following cash dividends for each of the four quarters of 2005 and 2004, adjusted for the 10% stock dividend in June 2002, the 50% stock dividend in June 2003 and the 25% stock dividend in December 2005:

	2005	2004

First Quarter	$.22	$.21
Second Quarter	.22	1.01
Third Quarter	.23	.22
Fourth quarter	.23	.22

	$.90	$1.66

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

Item 6. SELECTED FINANCIAL DATA

Five Year Summary of Operations and Selected Financial Data

	As Of And For The Years Ended December 31,

(Dollars in thousands, Except per share data)	2005	2004	2003	2002	2001

Operating Data:
Interest income	$21,309	$18,165	$17,808	$19,513	$22,022
Interest expense	7,177	5,153	5,955	9,182	12,424

Net interest income	14,132	13,012	11,853	10,331	9,598
Provision for loan losses	230	70	778	1,115	1,387

Net interest income after provision for loan losses	13,902	12,942	11,075	9,216	8,211
Non-interest income	4,550	4,427	6,184	4,648	4,142
Non-interest expense	11,787	11,089	11,492	9,747	8,795

Income from continuing operations Before income taxes	6,665	6,280	5,767	4,117	3,558
Provision for income taxes	2,525	2,362	1,938	1,562	1,411

Income from continuing operations	4,140	3,918	3,829	2,555	2,147
Income from discontinued operations	—	—	891	400	228

Net income	$4,140	$3,918	$4,720	$2,955	$2,375

Per Share Data (1):
Basic earnings per share	$1.35	$1.29	$1.55	$.97	$.75
Diluted earnings per share	1.32	1.25	1.50	.96	.75
Book value per share	10.41	10.06	10.63	10.00	9.38
Dividends per common share	.90	1.66	.72	.53	.51
Shares used to calculate per share Data (Book value)	3,071	3,046	3,046	3,048	3,048
Shares used to calculate per share Data (Earnings - basic)	3,061	3,043	3,050	3,048	3,145
Shares used to calculate per share Data (Earnings - diluted)	3,147	3,143	3,139	3,085	3,155
Financial Condition Data (2):
Assets from continuing operations	$389,547	$347,140	$304,817	$303,590	$317,826
Assets from discontinued operations	—	—	—	74,483	64,997
Net loans and loans held for sale	315,899	270,797	231,062	224,164	222,402
Securities available for-sale	35,359	38,949	43,279	43,526	53,484
Deposits	303,691	258,334	227,514	225,230	223,703
FHLB advances	42,044	44,794	31,000	34,000	48,500
Other borrowings and securities sold Under agreements to repurchase	4,248	7,498	7,889	13,487	11,604
Stockholders’ equity	31,978	30,628	32,381	30,476	28,597
Selected Financial Ratios and Other Data:
Return on average assets	1.13%	1.18%	1.51%	.95%	.78%
Return on average stockholders’ Equity	13.35	12.73	14.96	10.06	8.21
Net interest margin	4.16	4.22	4.03	3.57	3.36
Efficiency ratio (3)	63.09	63.59	63.71	65.07	64.01
Net charge-offs to average loans	.06	.05	.06	.36	.27
Nonperforming loans to total loans	.01	.15	.36	.30	.46
Allowance for loan losses to total Loans	1.19	1.38	1.63	1.45	1.28
Nonperforming loans to allowance for Loan losses	.80	10.85	21.89	20.51	35.96
Average equity to average assets	8.43	9.29	10.09	9.46	9.50
Dividend payout ratio	66.37	128.99	46.23	54.30	66.40

(1)	All years have been restated for the effect of the June 2002 10% stock dividend, the June 2003 50% stock dividend and the December 2005 25% stock dividend.

(2)	At year end.

(3)	Non-interest expense ÷(net interest income + non-interest income).

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

Selected United Financial Data

          The following results of operations is derived from the audited consolidated financial statements.

	Years ended December 31,

(In thousands, except per share data)	2005	2004	2003

Interest income	$21,309	$18,165	$17,808
Interest expense	7,177	5,153	5,955

Net interest income	14,132	13,012	11,853
Provision for loan losses	230	70	778

Net interest income after provision for loan losses	13,902	12,942	11,075
Non-interest income	4,550	4,427	6,184
Non-interest expense	11,787	11,089	11,492

Income from continuing operations before income taxes	6,665	6,280	5,767
Provision for income taxes	2,525	2,362	1,938

Income from continuing operations	4,140	3,918	3,829
Income from discontinued operations	—	—	891

Net income	$4,140	$3,918	$4,720

Basic earnings per share
Continuing operations	$1.35	$1.29	$1.26
Discontinued operations	—	—	.29

Net income	$1.35	$1.29	$1.55

Weighted average shares outstanding – basic	3,061	3,043	3,050

Diluted earnings per share
Continuing operations	$1.32	$1.25	$1.22
Discontinued operations	—	—	.28

Net income	$1.32	$1.25	$1.50

Weighted average shares outstanding – diluted	3,147	3,143	3,139

Results of Operations - Three Years Ended December 31, 2005

          United’s net income for the year ended December 31, 2005 was $4.1 million, or basic and diluted earnings per share of $1.35 and $1.32, respectively. This compares to net income of $3.9 million, or basic and diluted earnings per share of $1.29 and $1.25, respectively, in 2004 and to net income of $4.7 million, or basic and diluted earnings per share of $1.55 and $1.50, respectively, in 2003.

          During 2005, United’s continuing operations contributed $4.1 million in net income or $1.32 per diluted share, compared to $1.25 per diluted share in 2004 and $1.22 per diluted share in 2003.

          Summary Results for 2005 Compared to 2004. Strong loan growth in 2005 and increases in interest rates were the driving factors behind the $3.1 million increase in interest income during 2005. Interest bearing deposits increased $36.2 million or 17.2% in 2005 over 2004. This growth along with increased interest rates paid on deposits represented 87.2% of the total increase in interest expense in 2005.

          Net interest income increased $1.1 million or 8.6% to $14.1 million in 2005, and the provision for loan losses increased $.1 million, resulting in a total increase of $1.0 million, or 7.4%, in net interest income after provision for loan losses. Non-interest income increased $.2 million, or 2.8%, in 2005 to $4.6 million over 2004, including a $.4 million increase in gain on sale of loans and a $.2 million decrease in gain on sale of securities. The $.7 million increase in non-interest expense in 2005 includes a $.5 million increase in salaries and commissions and a $.1 million increase in legal and accounting costs.

          United’s results of operations for the year ended December 31, 2005 were impacted favorably by consistent mortgage lending volumes and growth in net interest income. Interest rates increased steadily in 2005, with a gradual 1.90% increase of the federal funds rate by the Federal Reserve Board for the twelve months ended December 31, 2005.

          Interest rate margins at Heritage Bank declined .06% to 4.16% in 2005 from 4.22% in 2004. Average yields on interest-earning assets rose .38% in 2005 as compared to 2004, while average rates on interest-bearing liabilities increased .49%. This resulted in a drop in interest rate spread of .11% from 3.86% in 2004 to 3.75% in 2005.

          Summary Results for 2004 Compared to 2003. Net interest income increased $1.1 million to $13.0 million in 2004, or 9.8%, and the provision for loan losses decreased $.7 million, resulting in a total increase of $1.9 million, or 16.9%, in net interest income after provision for loan losses. Non-interest income decreased $1.8 million, or 29.0%, in 2004 to $4.4 million over 2003, due to a record gain on sale of loans by United’s mortgage lending activities in 2003.

          United’s subsidiary, Heritage Bank, experienced a significant increase in net loan volumes in 2004 of $37.8 million, a 16.6% increase in net loans over 2003. In the 2004 lower rate environment, Heritage Bank focused on its strengths as a community service bank to remain competitive and retain favorable client relationships. Total loans secured by real estate were up $25.1 million in 2004 over 2003. Commercial loans were also up $8.4 million and consumer loans have increased $2.7 million for the same time period.

          Interest rate margins at Heritage Bank rose 19% to 4.22% in 2004 from 4.03% in 2003. Average yields on interest-earning assets declined 17% in 2004 as compared to 2003, while average rates on interest-bearing liabilities decreased .45%. This resulted in a change in interest rate spread of .28% from 3.58% in 2003 to 3.86% in 2004.

          The $.8 million decrease in income from discontinued operations in 2004 was the result of the sale of United’s majority owned subsidiary Valley Bancorp Inc. in July 2003. For more details on this transaction, see “Discontinued Operations” in this report.

          Critical Accounting Policies. United has identified its most critical accounting policies to be that related to the allowance for loan losses, stock based compensation and accounting for securities available-for-sale.

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

          SFAS No. 123, “Accounting for Stock-Based Compensation,” requires disclosure about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS No. 123, United applies the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value-based method defined by SFAS No. 123, including tax effects, that would have been recognized in the statement of operations if the fair value method had been used. Under APB Opinion No. 25, no compensation cost has been recognized for United’s stock option plan. Had compensation cost for this plan been determined consistent with SFAS No. 123 and recognized over the vesting period, United’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2005		2004		2003

(Dollars in thousands, except for share amounts)	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net income	$4,140	$4,120	$3,918	$3,865	$4,720	$4,661

Basic earnings per Share:
Continuing operations	$1.35	$1.35	$1.29	$1.27	$1.26	$1.24
Discontinued operations	—	—	—	—	.29	.29

	$1.35	$1.35	$1.29	$1.27	$1.55	$1.53

Diluted earnings Per share:
Continuing Operations	$1.32	$1.31	$1.25	$1.23	$1.22	$1.21
Discontinued Operations	—	—	—	—	.28	.28

	$1.32	$1.31	$1.25	$1.23	$1.50	$1.49

          In December 2004, FASB issued SFAS No 123 (revised 2004), “Share-Based Payment.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

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

          As a public company, this Statement becomes effective for United as of January 1, 2006. United will continue to use the same fair value based method to compute stock-based employee compensation as was used in prior years for disclosure purposes under SFAS No. 123. As of December 31, 2005, management estimates the total stock-based employee compensation expense that United will report during 2006 will be approximately $.01 to $.02 per share. This amount is subject revisions as assumptions are finalized.

          United has also identified its accounting method for securities available-for-sale to be a critical accounting policy. Securities available-for-sale are carried at fair value and unrealized gains and losses (net of related tax effects) are excluded from earnings and reported as a separate component of stockholders’ equity. Declines in the fair value of available-for-sale securities below carrying value that are other than temporary are changed to expense as realized losses and the related carrying value is reduced to fair value. In estimating other-than-temporary losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of United to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. (See Part IV, Item 15- “Notes to Consolidated Financial Statements- Securities Available-For-Sale”).

          Discontinued Operations. On July 31, 2003, United sold its majority-owned subsidiary, Valley Bancorp Inc. (“Valley”), to Marquette Financial Companies. An after-tax gain of $714,129 was recorded on the sale, and along with the results of operations of Valley, is recorded within the consolidated income statement as net income from discontinued operations. All previously issued consolidated financial statements have been restated to also disclose the assets, liabilities, and operations of Valley as discontinued operations. Valley’s discontinued operations resulted in income net of tax of $890,716, or $.28 per diluted share, during 2003.

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

The following table illustrates the changes in United’s net interest income due to changes in volume and changes in net interest income due to changes in rates:

(Dollars in thousands)	Year Ended December 31, 2005 vs. 2004				Year Ended December 31, 2004 vs. 2003

	Increase (decrease) due to				Increase (decrease) due to

	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest-earning assets:
Loans	$2,411	$751	$110	$3,272	$1,731	$(1,030)	$(113)	$(588)
Investment and mortgage Backed securities	(169)	32	(3)	(140)	(38)	(32)	1	(69)
Other interest-earning Assets	(25)	46	(9)	12	(134)	(52)	24	(162)

Total interest-earning Assets	$2,217	$829	$98	$3,144	$1,559	$(1,114)	$(88)	$357
Interest-bearing Liabilities:
Interest-bearing Demand	(6)	25	(1)	18	27	(59)	(7)	(39)
Savings deposits	(42)	79	(7)	30	24	(195)	(8)	(179)
Time deposits	951	572	195	1718	(44)	(590)	8	(626)
Borrowings	78	182	(1)	259	426	(313)	(71)	42

Total interest-bearing Liabilities	$981	$858	$186	$2,025	$433	$(1 157)	$(78)	(802)

Net interest income	$1,236	$(29)	$(88)	$1,119	$1,126	$43	$(10)	$1,159

          The following tables set forth average balances for interest-earning assets and interest-bearing liabilities, the interest and yield on interest-earning assets, the interest and rate paid on interest-bearing liabilities, the net interest income and net interest spread, and the net interest margin for the years indicated:

Average Balance Sheet (Dollars in thousands)
	Year Ended December 31, 2005

	Average Balance	Interest	Average Yield/Rate

Interest-earning assets:
Loans (1)	$294,112	$19,717	6.70%
Investment and mortgage-backed securities	35,858	1,446	4.03%
Other interest-earning assets	9,666	146	1.52%

Total interest-earning assets	$339,636	$21,309	6.27%
Non-interest-earning assets	27,981

Total assets	$367,617

Interest-bearing liabilities:
Interest-bearing demand	$31,390	$212.68%
Savings deposits	54,298	478.88%
Time deposits	144,276	4,509	3.12%
Borrowings	54,810	1,978	3.61%

Total interest-bearing liabilities	$284,774	$7,177	2.52%

Stockholders’ equity	$31,002

Net interest income		$14,132

Net interest spread			3.75%
Net interest margin(2)			4.16%

(1)	Includes nonaccrual loans.

(2)	Computed on a fully taxable basis, without regard to tax equivalent yields.

Average Balance Sheet (Dollars in thousands)
	Year Ended December 31, 2004

	Average Balance	Interest	Average Yield/Rate

Interest earning assets:
Loans (1)	$256,512	$16,445	6.41%
Investment and mortgage-backed securities	40,133	1,586	3.95%
Other interest-earning assets	11,860	134	1.13%

Total interest-earning assets	$308,505	$18,165	5.89%
Non-interest-earning assets	22,686

Total assets	$331,191

Interest-bearing liabilities:
Interest-bearing demand	$32,351	$194.60%
Savings deposits	59,925	448.75%
Time deposits	107,603	2,791	2.59%
Borrowings	54,105	1,720	3.18%

Total interest-bearing liabilities	$253,984	$5,153	2.03%

Stockholders’ equity	$30,773

Net interest income		$13,012

Net interest spread			3.86%
Net interest margin(2)			4.22%

(1)	Includes nonaccrual loans.

(2)	Computed on a fully taxable basis, without regard to tax equivalent yields.

Average Balance Sheet (Dollars in thousands)
	Year Ended December 31, 2003

	Average Balance	Interest	Average Yield/Rate

Interest-earning assets:
Loans (1)	$231,260	$15,857	6.86%
Investment and mortgage-backed securities	41,083	1,655	4.03%
Other interest-earning assets	21,631	296	1.37%

Total interest-earning assets	$293,974	$17,808	6.06%
Non-interest-earning assets	18,896

Total assets	$312,870

Interest-bearing liabilities:
Interest-bearing demand	$29,039	233.80%
Savings deposits	57,671	627	1.09%
Time deposits	109,018	3,416	3.13%
Borrowings	44,678	1,679	3.76%

Total interest-bearing liabilities	$240,406	$5,955	2.48%

Stockholders’ equity	$31,557

Net interest income		$11,853

Net interest spread			3.58%
Net interest margin(2)			4.03%

(1)	Includes nonaccrual loans.

(2)	Computed on a fully taxable basis, without regard to tax equivalent yields.

          Interest-Earning Assets. The yield earned on loans outstanding (including residential mortgage loans held-for-sale) during 2005 was 6.70% compared to 6.41% in 2004 and 6.86% in 2003. Increased volume of loans and increased rates on loans from 2004 to 2005, resulted in total interest income on loans of $19.7 million for 2005 compared to $16.4 million for 2004 and $15.9 million for 2003. The yield earned on taxable securities increased to 4.03% in 2005 from 3.95% in 2004 as longer term securities matured and were replaced at current, higher rates. The average other interest-earning assets balances decreased $2.2 million during 2005 to $9.7 million compared to 2004, and the yield earned on these assets increased .39% to 1.52%. The total yield earned on all interest-earning assets increased to 6.27% in 2005 from 5.89% and 6.06% for the years 2004 and 2003, respectively. As discussed above, the increase in interest income is due to continued increases in interest rates and increases in interest-earning assets.

          Interest-Bearing Liabilities. The rate paid for each category of interest-bearing liabilities began to increase during 2005. The yield on interest-bearing demand deposit accounts increased to .68% in 2005 compared to ..60% and .80% in 2004 and 2003, respectively. The yield on savings deposits increased to .88% in 2005 compared to .75% and 1.09% in 2004 and 2003, respectively. Average rates on certificates of deposit also increased to 3.12% during 2005 from 2.59% in 2004 and 3.13% in 2003. As certificates of deposit matured during 2005, they were generally renewed or replaced at higher rates. Borrowings had increases in rate and in volume and interest expense in 2005 compared to 2004. For all interest-bearing liabilities, the average rate paid increased to 2.52% in 2005 from 2.03% in 2004 and 2.48% in 2003.

          Net interest income for the year ended December 31, 2005 was $14.1 million, an increase of $1.1 million from $13.0 million in 2004, which was $1.1 million higher than 2003. The net interest margins for the periods ended December 31, 2005, 2004 and 2003 were 4.16%, 4.22% and 4.03%, respectively.

          The following factors affected United’s interest yields, margins, and spread when comparing the year ending December 31, 2005, to 2004. During 2004, the national federal funds interest rate and United’s prime rate remained constant the first six months of the year at 4.00% and increased by .25% in July 2004. Starting in August of 2004, the rate increased monthly for a total increase of .90% for the remainder of the year. By comparison, in 2005, these rates increased on a monthly basis, from 5.25% in January 2005 to 7.15% in December 2005, an increase of 1.90%. In addition, both interest-earning assets and interest-bearing liabilities have seen a change in the mix of their respective components. Interest spread and interest margins decreased in 2005 compared to 2004, while yields and costs increased under the same comparison.

          Loan volumes increased in 2005 with a decrease in volumes of investment securities and other assets, which was also consistent with the results in 2004. Borrowing volumes were up in both 2005 and 2004, with rates increasing in 2005 and 2004. In 2005, volumes of time deposits were up significantly with respective increases in rates paid on time deposits.

          Provision for Loan Loss. United provided $.2 million for loan losses in 2005 compared to $.1 million in 2004 and $.8 million in 2003. The increase in the loan loss provision in 2005 was the result of loan growth in 2005. The decreases in loan loss provisions in both 2005 and 2004 as compared to 2003 reflect management’s view on future loan loss and overall condition of the loan portfolio, past due loans and loan growth.

          The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb probable losses in the loan portfolio in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as of the reporting date. Future additions to United’s allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing assets are dependent upon the performance and composition of United’s loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels.

          Non-Interest Income. In addition to net interest income, United generates significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased by $.2 million, or 4.5%, in 2005 to $4.6 million compared to $4.4 million in 2004 and $6.2 million in 2003, principally due to the level of fees from the real estate production activity at Heritage Bank. United’s loan demand continued to be strong in the residential mortgage market, and particularly the purchase origination market, during 2005, as interest rates continued to be at levels which were attractive to customers in the residential mortgage market.

          Gain on sale of loans totaled $3.2 million in 2005, an increase of $.4 million over 2004 and a decrease of $1.8 million over the record 2003 total of $5.0 million. The increase in gain on sale of loans was offset in 2005 by an equal decrease in gain on sale of securities and other income. The decrease in other income was the result of lost rental income in 2005 from the sale of a building in 2004, which was previously leased. Customer service charges increased $.1 million in 2005 as a result of the growth in deposit accounts.

          Non-Interest Expense. Non-interest expense increased $.7 million, or 6.3%, to $11.8 million from 2004 to 2005, and decreased $.4 million, or 3.5%, to $11.1 million from 2003 to 2004. Salary and employee benefit expense increased $.5 million to $7.1 million from 2004 to 2005 and decreased $.3 million to $6.6 million from 2003 to 2004 in part due to commissions paid to loan originators in Heritage

Bank’s mortgage banking department. Commissions increased $.2 million in 2005 to $1.4 million, compared to $1.2 million in 2004. The decrease in 2004 was $.7 million, down from $1.9 million in 2003.

          The remaining 2005 increase of $.2 million was split equally between occupancy and equipment expense and legal and accounting. Occupancy and equipment expense increased $.1 million due to utility and maintenance contract increases. Legal and accounting increased $.1 million due to higher accounting costs from Sarbanes Oxley Act compliance.

Financial Condition

          The following balance sheet information as of December 31, 2005 and 2004 is derived from the audited consolidated financial statements.

	December 31, 2005	December 31, 2004

Assets
Cash and cash equivalents	$19,127	$19,187
Securities available-for-sale	35,359	38,949
Loans held for sale	3,902	5,786
Loans receivable, net	311,997	265,011
Other assets	19,162	18,207

Total assets	$389,547	$347,140

Liabilities and Stockholders’ Equity
Non-interest-bearing deposits	$56,641	$47,490
Interest-bearing deposits	247,050	210,845

Total deposits	303,691	258,335
Federal Home Loan Bank advances	42,044	44,794
Subordinated debt	3,093	3,093
Accrued expenses and other liabilities	8,741	10,290

Total liabilities	357,569	316,512

Stockholders’ Equity	31,978	30,628

Total liabilities and stockholders’ equity	$389,547	$347,140

          Loans Receivable and Loans Held for Sale. Net loans receivable increased $47.0 million during 2005 to $312.0 million from $265.0 million at December 31, 2004. Commercial real estate loans increased $28.0 million to $79.0 million in 2005. Construction loans increased $12.1 million to $41.2 million in 2005. Agricultural loans increased $2.7 million to $27.5 million 2005. Total loans secured by real estate increased $42.0 million to $193.3 million in 2005. Consumer loans increased $3.0 million to $40.3 million in 2005 and agricultural non-mortgage loans increased $1.5 million.

          Approximately 60% of the increase in net loans receivable was generated in Heritage Bank’s Billings and Great Falls branches. Billings was a new market for Heritage Bank in 2004 and continued to increase its market share in 2005. Bozeman and Missoula continued to be robust markets representing approximately 18% and 15% of the total increase, respectively. Heritage Bank’s Great Falls main branch continued to be successful on several larger credits for new customers, and on loans for existing customers who have expanded their operations. Construction loans in the Great Falls main branch have also increased as a function of low interest rates and a stable economy. The remaining increase of approximately 7% was spread proportionately between the remaining branches of Heritage Bank.

          The diverse loan portfolio includes: real estate residential mortgages, commercial and agricultural mortgages, agricultural and commercial non-mortgages, consumer loans secured by real estate, and various consumer installment loans. Heritage Bank also purchases and participates in commercial and lease financing loans. Heritage Bank had $32.6 million and $25.7 million of participation and purchased loans as of December 31, 2005 and 2004, respectively. Nearly all of these loans are secured by properties outside the Montana market area.

          Heritage Bank sells and retains the servicing rights for a portion of its residential real estate loans to agencies of Montana such as the Montana Board of Investments and the Montana Board of Housing. Heritage Bank recognizes mortgage servicing rights as an asset regardless of whether the servicing rights are acquired or retained on loans originated and subsequently sold. The mortgage servicing rights are assessed for impairment based on the fair value of the mortgage servicing rights. As of December 31, 2005 and 2004, the carrying value of originated servicing rights was approximately $.7 million and $.5 million, respectively. Heritage Bank’s servicing portfolio as of December 31, 2005 was $81.2 million and as of December 31, 2004 was $69.3 million.

          During 2005, loans held for sale by Heritage Bank decreased $1.9 million to $3.9 million at December 31, 2005 from $5.8 million at December 31, 2004. Approximately $165.8 and $142.4 million of loans were originated for sale and $170.9 and $143.3 million of loans were sold to the secondary market during 2005 and 2004, respectively.

Allowance For Loan Losses. The following schedule details changes in United’s allowance for loan losses at December 31 for each of the five years indicated:

(Dollars in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001

Balance beginning of year	$3,708	$3,755	$3,113	$2,794	$2,011
Provision for loan losses	230	70	778	1,115	1,387
Charge-offs:
Residential	(14)	(45)	—	(15)	(5)
Commercial	(152)	(90)	(76)	(697)	(422)
Consumer	(51)	(50)	(72)	(173)	(215)

Total charge-offs	(217)	(185)	(148)	(885)	(642)
Recoveries	30	68	12	89	38

Net charge-offs	(187)	(117)	(136)	(796)	(604)

Balance end of year end	$3,751	$3,708	$3,755	$3,113	$2,794

Allowance for loan losses to total loans at year end	1.19%	1.38%	1.63%	1.45%	1.28%

Net charge-offs to average Loans	.06%	.05%	.06%	.36%	.27%

          The following schedule allocates the loan loss reserve based on management’s judgment of potential losses in the respective areas. While management has allocated the reserve to various portfolio segments for purposes of this table, the reserve is general in nature and is available for the portfolio in its entirety.

(Dollars in thousands)

	December 31, 2005		December 31, 2004		December 31, 2003

	Allowance	% of loans in each category to total loans	Allowance	% of loans in each category to total loans	Allowance	% of loans in each category to total loans

Real estate loans:
1 - 4 residential	216	13.5%	$278	16.2%	$193	16.2%
5 or more residential	29	1.0	28	1.1	51	1.4
Construction	388	13.0	272	10.8	279	7.4
Commercial and agricultural	1,397	33.7	1,160	28.2	1,285	29.6
Non-real estate loans:
Commercial and agricultural	1,249	26.1	1,508	29.8	1,357	30.8
Consumer	380	12.7	347	13.9	590	14.6
Unallocated	92	—	115	—	—	—

Total	$3,751	100.0%	$3,708	100.0%	$3,755	100.0%

(Dollars in thousands)

	December 31, 2002		December 31, 2001

	Allowance	% of loans in each category to total loans	Allowance	% of loans in each category to total loans

Real estate loans:
1 - 4 residential	$97	16.0%	$106	16.5%
5 or more residential	68	2.2	64	2.3
Construction	221	7.1	249	8.9
Commercial and agricultural	1,040	30.0	906	29.8
Non-real estate loans:
Commercial and agricultural	1,233	30.8	1,082	29.4
Consumer	454	13.9	387	13.1
Unallocated	—	—	—	—

Total	$3,113	100.0%	$2,794	100.0%

          Real Estate and Other Personal Property Owned. Total real estate and other personal property owned (“REO”) of United was $.1 million, $.3 million and $.7 million at December 31, 2005, 2004 and 2003, respectively. The schedule below details properties both held for sale and investment by United as of the dates indicated.

             (Dollars in thousands)

	December 31, 2005	December 31, 2004	December 31, 2003

REO held for sale	$—	$195	$40

REO held for investment	$—	$—	$567
Accumulated depreciation	—	—	(77)

REO held for investment	$—	$—	$490

Total REO	$—	$195	$530

As a percent of total assets	—%	.05%	17%

Other personal property held for sale	$71	$98	$148

As a percent of total assets	.02%	.03%	.05%

          Securities Available-for-Sale. United’s securities available-for-sale decreased $3.6 million to $35.3 million at December 31, 2005 compared to $38.9 million at December 31, 2004. In 2005, United’s purchases of securities available-for-sale were approximately $11.2 million while proceeds from sales, maturities and paydowns totaled approximately $14.2 million. United also recorded an unrealized loss in market values of approximately $.5 million in 2005 and amortization of purchase premium of $.1 million during 2005. During 2005, Heritage Bank utilized cash to fund loan growth rather than to purchase securities. The unrealized loss in market values was due to normal fluctuations in security prices caused by higher interest rates.

          Cash and Cash Equivalents. Cash and cash equivalents from continuing operations decreased $.1 million during 2005 to $19.1 million at December 31, 2005 from $19.2 million at December 31, 2004. Net cash from operating activities, or net income adjusted for non-cash items, was $7.8 million in 2005. Net cash from investing activities such as the net increase in loans receivable and the net decrease in securities available-for-sale was $(44.7) million in 2005. Net cash from financing activities such as increases in deposits, net changes in borrowings and dividends paid to stockholders was $36.8 million, for a net decrease in cash and cash equivalents for 2005 of $(.1) million.

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

          The following schedule details the amounts of United’s nonperforming assets, consisting of nonaccrual loans and accruing loans past due over 90 days. There have been no restructured loans during this time period.

(Dollars in thousands)

	December 31, 2005		December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001

Principal Balances:
Accruing loans past due Over 90 days		$30	$75	$324	$553	$294
Non-accrual loans		—	327	498	86	708

Total		$30	$402	$822	$639	$1,002

Interest:
Due on non-accrual loans	$	none	$40	$128	$67	$83
Included in income		none	none	none	none	none

          Heritage Bank is required to review, classify and report to its Board of Directors its assets on a regular basis and classify them as “substandard” (distinct possibility that some loss will be sustained), “doubtful” (high likelihood of loss), or “loss” (uncollectible). Adequate valuation allowances are required to be established for assets classified as substandard or doubtful in accordance with GAAP. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. At December 31, 2005, United had no assets reported as doubtful and no assets classified as loss. At December 31, 2004, United had $ .3 million assets reported doubtful assets and no assets classified as loss. At December 31, 2005, 2004 and 2003, United had $.3 million, $.1 million and $.6 million, respectively, of reported substandard assets. As a percent of total assets, substandard assets were approximately .07%, .01% and .20% at December 31, 2005, 2004 and 2003, respectively.

          Deposits and Borrowings. United experienced a net increase in deposits of $45.4 million or 17.6% in 2005 as deposits grew to $303.7 million at Heritage Bank in 2005 from $258.3 million in 2004. This included an increase in brokered funds by $9.9 million to $18.3 million in 2005 and from $8.4 million in 2004. The increase in deposits resulted from a combination of competitive rates on all deposit offerings, and Heritage Bank’s commitment to community banking, both of which have attracted depositors.

          FHLB advances decreased $2.8 million in 2005 to $42.0 million from $44.8 million in 2004. Heritage Bank was able to repay $19.2 million in FHLB long term note advances in 2005 and received proceeds of $20.0 million on new FHLB long term note advances, for a net decrease of $2.8 million. At December 31, 2005, the current established available FHLB advance credit line for Heritage Bank was 25% of its assets. The weighted average interest rate on FHLB advances was 4.01% and 3.41% at December 31, 2005 and 2004, respectively. Advances from the FHLB are secured by pledges of FHLB stock and a blanket assignment of Heritage Bank’s unpledged, qualifying mortgage loans, mortgage-backed securities and U.S. Government and federal agency securities.

          During 2005, Heritage Bank had a FHLB Cash Management Advance (CMA) credit facility with a maximum allowable advance of $94.3 million, subject to available collateral limits. The credit facility expires on February 23, 2007. During 2005, there were advances of $56.1 million and repayments of $59.6 million made on the CMA credit facility. The outstanding balance due as of December 31, 2005 was $3.0 million, which is included in the balance disclosed in the preceding paragraph.

         United, at the parent company level, has a line of credit of $1.0 million with a correspondent bank at an interest rate of 1.75% over the federal funds rate, which totaled 5.69% and 3.69% at December 31, 2005 and 2004, respectively. This line is secured by United’s Heritage Bank stock and expires November 1, 2006. Interest is payable quarterly. Principal is payable at maturity. There was no principal balance outstanding at December 31, 2005 and 2004, respectively.

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

          The following table shows the contractual maturities of United’s loans as of December 31, 2005. The amounts reflected in the following table give no effect to assumptions regarding loan prepayments or payoffs. Loans with variable rates of interest are classified as due when the loan principal balances are contractually due, not when the interest rate reprices.

(Dollars in thousands)
	December 31, 2005

	1 Year or Less	1 - 5 Years	5 Years and Beyond	Total

Fixed rate loans:
1-4 residential	$5,737	$11,639	$19,617	$36,993
Multi-family and commercial	3,456	10,384	12,551	26,391
Construction and undeveloped land	28,773	21,809	342	50,924
Commercial non-real estate(1)	5,746	23,198	6,893	35,837
Agriculture non-real estate	6,013	5,193	642	11,848
Consumer(2)	1,610	16,958	4,071	22,639

	51,335	89,181	44,116	184,632
Variable rate loans:
1-4 residential	5,490	9,259	950	15,699
Multi-family and commercial	7,695	42,352	6,821	56,868
Construction and undeveloped land	13,307	3,952	59	17,318
Commercial non-real estate(1)	19,009	9,121	439	28,569
Agriculture non-real estate	3,287	738	—	4,025
Consumer(2)	8,419	218	—	8,637

	57,207	65,640	8,269	131,116

Gross loans	$108,542	$154,821	$52,385	$315,748

Gross loans due after December 31, 2006

Fixed interest rates	$133,297
Floating or adjustable rates or balloon payments	73,909

$207,206

(1)	Includes loans on commercial savings accounts

(2)	Includes consumer loans secured by real estate

          The following table sets forth the book value, maturities and weighted average yield of United’s investment portfolio at the dates indicated:

(Dollars in thousands)
	December 31, 2005

	1 Year or Less	1 - 5 years	5 - 10 years	10 years and beyond	Total

U.S. government and agencies	$—	$2,457	$992	$2,974	$6,423
Mortgage-backed securities	26	6,750	2,260	18,820	27,856
Municipal bonds	—	467	—	120	587
Other	—	493	—	—	493

Total securities	$26	$10,167	$3,252	$21,914	$35,359

Weighted average yield	6.00%	4.04%	5.77%	4.65%	4.57%

	December 31, 2004

	1 Year or Less	1 - 5 years	5 - 10 years	10 years and beyond	Total

U.S. government and agencies	$—	$—	$2,007	$2,022	$4,029
Mortgage-backed securities	2	5,075	6,383	22,986	34,446
Municipal bonds	—	—	474	—	474

Total securities	$2	$5,075	$8,864	$25,008	$38,949

Weighted average yield	9.50%	4.29%	4.57%	4.01%	4.18%

	December 31, 2003

	1 Year or Less	1 - 5 years	5 - 10 years	10 years and beyond	Total

U.S. government and agencies	$—	$—	$2,516	$5,590	$8,106
Mortgage-backed securities	6	6,528	5,780	19,260	31,574
Municipal bonds	51	430	524	894	1,899
Other	—	1,105	548	47	1,700

Total securities	$57	$8,063	$9,368	$25,791	$43,279

Weighted average yield	5.31%	4.47%	4.58%	4.86%	4.73%

          Stockholders’ Equity. Stockholders’ equity at December 31, 2005 was $32.0 million, or 8.21% of total assets, an increase of $1.4 million from $30.6 million, or 8.82% of total assets, at December 31, 2004. At December 31, 2005, book value was $10.41 per share. Increases included net income of $4.1 million for 2005 and the issuance of employee stock options of $.3 million. Other decreases included the payment of $2.7 million in cash dividends on United’s common stock and a increase in unrealized loss on securities available-for-sale of $.3 million, after tax.

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

          United’s liquidity, represented by cash and cash equivalents, is a result of its operations, investing and financing activities. These activities are summarized below for the years ended December 31, 2005, 2004 and 2003.

(Dollars in thousands)
	For the Year Ended December 31,
	2005	2004	2003

Net income from continuing operations	$4,140	$3,917	$3,829
Adjustments to reconcile net income from continuing operations to net cash from continuing operations	3,700	(1,909)	10,551

Net cash from continuing operations	7,840	2,008	14,380
Net cash from discontinued operations	—	—	(732)

Net cash from operating activities	7,840	2,008	13,648
Net cash from investing activities	(44,725)	(35,121)	(5,909)
Net cash from financing activities	36,825	38,786	(15,260)

Net increase in cash and cash equivalents	(60)	5,673	(7,521)
Change in cash from discontinued operations	—	—	3,043
Cash and cash equivalents at beginning of year	19,187	13,514	17,992

Cash and cash equivalents at end of year	$19,127	$19,187	$13,514

          The primary investing activities of United are the origination of loans receivable and the purchase of investment securities, offset by the proceeds from maturities, calls, paydowns and sales of investment securities. During 2005, 2004 and 2003, loans receivable increased $47.3 million and $38.3 million and $15.1 million, respectively, which was a use of cash. Purchases of securities available-for-sale totaled $11.2 million, $18.5 million and $38.6 million in 2005, 2004 and 2003, respectively. During 2003 a net $8.3 million of cash was realized from the sale of Valley.

          During 2005, 2004 and 2003, investing activities were funded primarily by principal repayments on securities available-for-sale, the maturity of securities available-for-sale, and the sales of securities available-for-sale totaling $14.2 million, $22.5 million and $40.7 million, respectively.

          The major sources of cash flows from financing activities are increases in deposit accounts and additional borrowings. The major uses of cash flows from financing activities are withdrawals from deposit accounts, payments on borrowings, purchases of common stock, and payment of dividends to stockholders. For 2005, 2004, and 2003 the net increase (decrease) in cash flows from financing activities was $36.8 million, $38.8 million and $(15.3) million, respectively.

          Heritage Bank’s most liquid assets are cash and cash in banks and highly liquid, short-term investments. The levels of these assets are dependent Heritage Bank’s operating, financing, lending, and investing activities during any given period.

          Liquidity management of Heritage Bank is both a daily and long-term function of United’s management strategy. Excess funds are generally invested in FHLB overnight funds. If Heritage Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances. At December 31, 2005 Heritage Bank had outstanding borrowings of $46.2 million which included $42.0 million of FHLB advances and $4.2 million of securities sold under agreements to repurchase. (See Part IV, Item 15-”Notes to Consolidated Financial Statements-Federal Home Loan Bank Advances and Securities Sold Under Agreements to Repurchase”). United has issued and outstanding $3.1 million of subordinated debt owed to trust. Management continues to monitor the interest rate repricing with respect to its ability to refinance this obligation, the first opportunity of which comes about in July 2006. (See Part IV, Item 15-”Notes to Consolidated Financial Statements-Subordinated Debentures”).

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

          Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios (set forth in the table below). As of December 31, 2005 United met all capital adequacy requirements to which it is subject.

	Actual		Minimum for capital Adequacy purposes

(Dollars in thousands)	Amount	Ratio	Amount	Ratio

December 31, 2005:
Total capital	$37,491	11.26%	$26,647	8.0%
Tier I capital	33,740	10.18	13,323	4.0
Tier I leverage	33,740	8.71	15,494	4.0

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

          Financial instruments outstanding at December 31 whose contract amounts represent credit risk include:

(Dollars in thousands)	2005	2004

Unused lines of credit	$49,252	$52,887
Commitments outstanding- variable rate	10,461	5,775
Unfunded commitments under credit card arrangements	2,418	2,373
Letters of credit	1,891	970

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

          At December 31, 2005, Heritage Bank had outstanding commitments to originate loans of $12.6 million, on 1-4 family mortgages at fixed and adjustable interest rates. These loans are to be secured by properties located in Heritage Bank’s primary market areas. Heritage Bank anticipates that it will have sufficient funds available to meet current loan commitments.

Table of Contractual Obligations

          The following table presents United’s contractual obligations as of December 31, 2005.

(Dollars in thousands)	December 31, 2005

	1 Year or Less	1 - 3 Years	4 - 5 Years	5 Years and Beyond	Total

FHLB advances	$23,000	$19,044	$—	$—	$42,044
Securities sold under agreements to repurchase	4,167	71	10	—	4,248
Purchase obligations	686	1,373	1,373	686	4,118
Operating leases	141	209	205	1,609	2,164
Subordinated debentures	—	—	—	3,093	3,093

Total	$27,994	$20,697	$1,588	$5,388	$55,667

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

          Interest Rate Risk. United has established a formal IRR policy, and Heritage Bank has an Asset/Liability Management Committee (“ALCO”) and an Investment Committee, which meet at least quarterly to review and report on management’s efforts to minimize IRR. Members of the ALCO Committee are Kurt Weise, Kevin Clark, Paula Delaney, Steve Feurt and Renae Johnson. Several asset/liability management strategies have been employed by United to minimize its exposure to IRR. These include selling most newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions, and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

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

          The following summarizes the sensitivity analysis for Heritage Bank as of December 31, 2005, the most recent information available. Management believes there has been no material change in interest rate risk since December 31, 2005. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 7.

Heritage Bank Estimated decrease in net interest income:	Interest Rate Change +200 bp	Interest Rate Change -200 bp

0-90 days	$(29,449)	$(59,658)
91-360 days	(403,054)	(41,307)
2 years	(774,828)	(120,879)
3 years	(1,032,906)	(296,807)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 9A. CONTROLS AND PROCEDURES

          Under the supervision and with the participation of United’s management, including United’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of United’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, United’s disclosure controls and procedures were effective. There were no changes in United’s internal control over financial reporting (as defined in section 13a-15(f) of the Exchange Act during United’s fourth quarter that have materially affected, or is reasonably likely to materially affect, United’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information set forth under the captions “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in United’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this Report.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

The following consolidated financial statements of United Financial Corp. are included in this Annual Report as follows:

Pages in Annual Report

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Statements of Financial Condition	F-3
December 31, 2005 and 2004

Consolidated Statements of Income - Years Ended	F-4
December 31, 2005, 2004, and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years Ended	F-5
December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows - Years Ended	F-6
December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules:

Financial statement schedules have been omitted because they are inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 47 of this report.

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

UNITED FINANCIAL CORP.

By: /s/ Kevin P. Clark

Kevin P. Clark
Chief Executive Officer
(Principal Executive Officer and Director)

Date: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ Kevin P. Clark	By: /s/ Paula J. Delaney

Kevin P. Clark	Paula J. Delaney
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer and Director)	(Principal Financial and Accounting Officer)
Date: March 29, 2006	Date: March 29, 2006

By: /s/ Kurt R. Weise	By: /s/ Dr. J. William Bloemendaal

Kurt R. Weise	Dr. J. William Bloemendaal
Chairman	Director
Date: March 29, 2006	Date: March 29, 2006

By: /s/ William L. Madison	By: /s/ Kenneth R. Murray

William L. Madison	Kenneth R. Murray
Director	Director
Date: March 29, 2006	Date: March 29, 2006

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1	Articles of Incorporation of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United’s Annual Report on Form 10-K dated March 31, 1998).
3.2	Bylaws of United Financial Corp., as amended (incorporated by reference to Exhibit 3.1 of United’s Annual Report on Form 10-K dated March 31, 1998).
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
10.11

Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated November 17, 1999 (incorporated by reference to Exhibit 10.11 of United’s Quarterly Report on Form 10-Q dated September 30, 2002).

10.12

First Amendment to Letter Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated September 29, 2000 (incorporated by reference to Exhibit 10.12 of United’s Quarterly Report on Form 10-Q dated September 30, 2002).

10.13

Credit Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp. dated October 30, 2002 (incorporated by reference to Exhibit 10.14 of United’s Annual Report on Form 10-K dated March 28, 2003).

10.14

General Pledge Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp. dated October 30, 2002 (incorporated by reference to Exhibit 10.15 of United’s Annual Report on Form 10-K dated March 28, 2003).

10.15	Revolving Line of Credit note between Wells Fargo Bank Minnesota National Association and United Financial Corp. dated October 1, 2005.

10.16*	Heritage Bank Supplemental Retirement Agreement between Heritage Bank and Jeffrey C. Mortensen, dated January 1, 2006
16.1	Letter regarding change in certifying accountant received from Moss Adams LLP dated January 30, 2004 (incorporated by reference to Exhibit 16 of United’s Report on Form 8-K dated January 27, 2004).
21.1	Subsidiaries List.
23.1	Consent of Moss Adams LLP.
23.2	Consent of McGladrey & Pullen, LLP.
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensation plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(a)-3 of the Annual Report.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Financial Corp. and Subsidiaries
Great Falls, Montana

We have audited the consolidated statements of financial condition of United Financial Corp. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Financial Corp. and Subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Sioux Falls, South Dakota
March 3, 2006

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders
United Financial Corp. and Subsidiaries
Great Falls, Montana

We have audited the accompanying consolidated statements of financial condition of United Financial Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2003, 2002, and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/   Moss Adams LLP

Spokane, Washington
February 20, 2004

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,

	2005	2004

Assets

Cash and cash equivalents	$19,126,528	19,187,177
Securities available-for-sale	35,358,861	38,949,170
Restricted stock, at cost	4,228,300	4,211,400
Loans held for sale	3,902,478	5,785,521
Loans receivable, net	311,996,555	265,010,993
Accrued interest receivable	2,536,867	1,937,338
Premises and equipment, net	8,518,570	8,471,062
Real estate and other personal property owned	70,774	293,125
Deferred tax asset, net	738,281	279,392
Goodwill	1,421,912	1,421,912
Other assets	1,648,022	1,592,702

	$389,547,148	347,139,792

Liabilities and Stockholders’ Equity

Liabilities:
Non-interest bearing deposits	$56,641,508	47,489,541
Interest bearing deposits	247,049,557	210,844,643

Total deposits	303,691,065	258,334,184
Federal Home Loan Bank advances	42,044,355	44,794,355
Securities sold under agreements to repurchase	4,248,120	7,497,859
Income taxes payable	307,793	13,643
Accrued interest payable	2,042,888	1,189,449
Subordinated debt owed to trust	3,093,000	3,093,000
Accrued expenses and other liabilities	2,141,793	1,589,184

Total liabilities	357,569,014	316,511,674

Commitments and contingencies (Notes 4, 13 and 21)

Stockholders’ equity:
Preferred stock, no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value; authorized 8,000,000 shares; 3,071,158 and 3,045,748 shares issued at December 31, 2005 and 2004, respectively	26,901,546	26,649,795
Paid in capital	63,864	29,341
Retained earnings	5,263,346	3,871,256
Accumulated other comprehensive income (loss), net of taxes	(250,622)	77,726

Total stockholders’ equity	31,978,134	30,628,118

	$389,547,148	347,139,792

See accompanying notes to consolidated financial statements.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income

	Years ended December 31,

	2005	2004	2003

Interest income:
Loans receivable	$19,716,705	16,445,196	15,856,651
Taxable investments	1,427,837	1,551,514	1,574,538
Nontaxable investments	17,937	34,142	80,579
Other interest-earning assets	146,461	133,888	295,940

Total interest income	21,308,940	18,164,740	17,807,708

Interest expense:
Deposits	5,198,749	3,432,324	4,275,965
Federal Home Loan Bank advances	1,663,822	1,446,962	1,327,754
Securities sold under agreements to repurchase	99,435	112,032	189,260
Other borrowings	—	—	7,837
Subordinated debt owed to trust	215,207	161,166	153,541

Total interest expense	7,177,213	5,152,484	5,954,357

Net interest income	14,131,727	13,012,256	11,853,351
Provision for loan losses	230,000	70,000	778,300

Net interest income after provision for loan losses	13,901,727	12,942,256	11,075,051

Non-interest income:
Gain on sale of loans	3,163,310	2,803,889	4,970,369
Customer service charges	1,164,648	1,072,315	911,938
Loan servicing fees	110,250	101,977	93,197
Gain on sale of securities	989	242,007	17,587
Other	110,776	206,934	191,445

Total non-interest income	4,549,973	4,427,122	6,184,536

Non-interest expense:
Compensation and benefits	7,094,978	6,575,253	6,895,696
Occupancy and equipment	1,470,181	1,426,718	1,306,579
Data processing fees	785,546	753,169	708,518
Management fees	452,096	472,183	459,000
Marketing and business development	192,424	170,246	326,689
Telephone and postage	303,694	298,585	298,995
Legal and accounting	218,069	116,798	148,067
Other	1,269,959	1,275,970	1,348,254

Total non-interest expense	11,786,947	11,088,922	11,491,798

Income from continuing operations before income taxes	6,664,753	6,280,456	5,767,789
Income taxes	2,525,242	2,362,497	1,938,504

Income from continuing operations	4,139,511	3,917,959	3,829,285
Discontinued operations:
Income from operations, net of tax	—	—	176,587
Gain on disposal, net of tax	—	—	714,129

Income from discontinued operations	—	—	890,716
Net income	$4,139,511	3,917,959	4,720,001

Basic earnings per share
Continuing operations	$1.35	1.29	1.26
Discontinued operations	—	—	0.29

Net income	$1.35	1.29	1.55

Diluted earnings per share
Continuing operations	$1.32	1.25	1.22
Discontinued operations	—	—	0.28

Net income	$1.32	1.25	1.50

See accompanying notes to consolidated financial statements.

UNITED FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2005, 2004 and 2003

	Number of shares	Common stock	Paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balances at December 31, 2002	3,048,961	$27,166,756	—	2,476,481	832,491	30,475,728

Comprehensive income:
Net income		—	—	4,720,001	—	4,720,001
Decrease in net unrealized gain on securities available-for-sale, net of reclassification adjustment		—	—	—	(491,605)	(491,605)

Total comprehensive income						4,228,396

Issuance of 8,341 shares; employee stock options and stock awards	8,341	78,501	—	—	—	78,501

Dividends declared ($.72 per share)		—	—	(2,181,826)	—	(2,181,826)

Redemption of common stock (11,000 shares)	(11,000)	(220,110)	—	—	—	(220,110)

Balances at December 31, 2003	3,046,302	27,025,147	—	5,014,656	340,886	32,380,689

Comprehensive income:
Net income		—	—	3,917,959	—	3,917,959
Decrease in net unrealized gain on securities available-for-sale, net of reclassification adjustment		—	—	—	(263,160)	(263,160)

Total comprehensive income						3,654,799

Tax benefit on exercise of stock options		—	29,341	—	—	29,341

Issuance of 30,071 shares; employee stock options	30,071	248,363	—	—	—	248,363

Dividends declared ($1.66 per share)		—	—	(5,061,359)	—	(5,061,359)

Redemption of common stock (30,625 shares)	(30,625)	(623,715)	—	—	—	(623,715)

Balances at December 31, 2004	3,045,748	$26,649,795	29,341	3,871,256	77,726	30,628,118

Comprehensive income:
Net income				4,139,511	—	4,139,511
Decrease in net unrealized gain on securities available-for-sale, net of reclassification adjustment		—	—	—	(328,348)	(328,348)

Total comprehensive income						3,811,163

Tax benefit on exercise of stock options		—	34,523	—	—	34,523

Issuance of 25,410 shares; employee stock options and stock awards	25,410	251,751	—	—	—	251,751

Dividends declared ($.90 per share)		—	—	(2,747,421)	—	(2,747,421)

Balances at December 31, 2005	3,071,158	$26,901,546	63,864	5,263,346	(250,622)	31,978,134

Disclosure of reclassification amount:	2005	2004	2003

Unrealized holding gains (losses) arising during the period	$(532,520)	(185,583)	(529,464)
Tax (expense) benefit	204,785	72,467	203,685

Net after tax	(327,735)	(113,116)	(325,779)

Realized gain from discontinued operations	—	—	(376,461)
Tax expense from discontinued operations	—	—	139,286
Less realized gain allocated to minority interest	—	—	82,253

	—	—	(154,922)

Reclassification adjustment for gains included in net income	(989)	(242,007)	(17,587)
Tax expense	376	91,963	6,683

Net after tax	(613)	(150,044)	(10,904)
Portion of unrealized gain allocated to minority interest	—	—	—

Net change in unrealized gain (loss) on availiable-for-sale securities	$(328,348)	(263,160)	(491,605)

See accompanying notes to consolidated financial statements.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income from continuing operations	$4,139,511	3,917,959	3,829,285
Adjustments to reconcile net income from continuing operations to net cash from operating activities:

Provision for loan losses	230,000	70,000	778,300
Depreciation	634,449	633,224	545,059
Net (gain) loss on sale of premises and equipment	—	(4,019)	4,269
Deferred income tax expense (benefit)	(253,728)	157,249	(5,887)
Amortization/accretion of premiums and discounts on securities and loans, net	84,779	115,898	173,589
Gain on sale of investment securities	(989)	(242,007)	(17,587)
Non cash compensation expense	36,600	—	—
Loss on sale of real estate owned, net	22,964	44,540	—
Writedown of loan premium	—	—	17,251
Mortgage loans originated and held for sale	(165,835,508)	(142,395,826)	(312,030,881)
Proceeds from sales of mortgage loans held for sale	170,881,861	143,297,079	325,931,522
Gain on sale of loans	(3,163,310)	(2,803,889)	(4,970,369)
FHLB stock dividends	(16,900)	(102,500)	(200,100)
(Increase) decrease in accrued interest receivable	(599,529)	(153,709)	383,642
Decrease in other assets	(55,320)	(428,038)	(88,228)
Increase (decrease) in income taxes	328,673	63,564	(315,265)
Increase (decrease) in accrued interest payable	853,439	174,757	(304,495)
Increase (decrease) in accrued expenses and other liabilities	552,609	(335,805)	649,927

Net cash from continuing operations	7,839,601	2,008,477	14,380,032

Net income from discontinued operations	—	—	890,716
Adjustments to reconcile net income from discontinued operations to net cash from operating activities:

Provision for loan losses	—	—	50,000
Depreciation	—	—	85,566
Deferred income tax expense	—	—	12,844
Amortization/accretion of premiums and discounts on securities and loans, net	—	—	4,515
Mortgage loans originated and held for sale	—	—	(1,593,426)
Proceeds from sales of mortgage loans held for sale	—	—	288,046
Gain on sale of discontinued operations	—	—	(714,129)
FHLB stock dividends	—	—	(4,800)
Increase in accrued interest receivable and other assets	—	—	(343,212)
Increase in accrued interest payable and other liabilities	—	—	70,327
Net change in minority interest	—	—	521,372

Net cash from discontinued operations	—	—	(732,181)

Net cash from operating activies	7,839,601	2,008,477	13,647,851

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Years ended December 31,

	2005	2004	2003

Cash flows from investing activities:
Net increase in loans receivable	(47,341,410)	(38,318,904)	(15,065,216)
Purchases of securities available-for-sale	(11,213,717)	(18,505,363)	(38,652,712)
Proceeds from maturities, calls, paydowns and sales of securities available-for-sale	14,199,513	22,546,487	40,724,741
Purchases of premises and equipment	(681,957)	(1,598,302)	(1,345,124)
Proceeds from sale of premises and equipment	—	28,750	13,000
Proceeds from sale of real estate and other personal property owned	312,449	726,017	117,073
Net proceeds from the sale of discontinued operations	—	—	8,299,630

Net cash from investing activities	(44,725,122)	(35,121,315)	(5,908,608)

Cash flows from financing activities:
Net increase (decrease) in deposits	45,356,881	30,820,036	(3,339,205)
Proceeds from FHLB advances	76,100,000	70,250,000	35,000,000
Payments on FHLB advances	(78,850,000)	(56,455,645)	(39,000,000)
Payments on line of credit	—	—	(700,000)
Net decrease in securities sold under repurchase agreements	(3,249,739)	(391,558)	(4,897,823)
Proceeds from issuance of common stock	215,151	248,363	78,501
Redemption of common stock	—	(623,715)	(220,110)
Dividends paid to stockholders	(2,747,421)	(5,061,359)	(2,181,826)

Net cash from financing activities	36,824,872	38,786,122	(15,260,463)

Net increase (decrease) in cash and cash equivalents	(60,649)	5,673,284	(7,521,220)
Less net decrease in cash from discontinued operations	—	—	3,043,194

Net increase (decrease) in cash from continuing operations	(60,649)	5,673,284	(4,478,026)

Cash and cash equivalents at beginning of year	19,187,177	13,513,893	17,991,919

Cash and cash equivalents at end of year	$19,126,528	19,187,177	13,513,893

Supplemental disclosure of cash flow information

Cash paid during the year for:
Interest, approximately	$6,324,000	4,978,000	6,259,000
Income taxes, approximately	$2,447,000	2,142,000	2,955,000

Supplemental schedule of noncash investing and financing activities

Loans transferred to other real estate owned	$113,062	404,325	287,493

See accompanying notes to consolidated financial statements.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Organization and Summary of Significant Accounting Policies
	(a)	General

The accompanying consolidated financial statements include the accounts of United Financial Corp. (United), a bank holding company headquartered in Great Falls, Montana and United’s wholly-owned subsidiary, Heritage Bank. United’s banking business is conducted through its wholly-owned subsidiary, Heritage Bank. United, through Heritage Bank, provides a full range of banking services to individual and corporate customers in thirteen Montana communities. Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Libby, Missoula and Shelby, Montana. Heritage Bank is engaged in the community banking business of attracting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. Heritage Bank’s banking business is concentrated in the Great Falls area. Based on total assets, 41% of United’s assets are located at Heritage Bank’s Great Falls locations.

In December 2004, Heritage Bank incorporated a wholly-owned subsidiary, HPM, Inc. to acquire land and a building for a new Great Falls drive-up location, which it then leased it back to Heritage Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

In January 2006, Heritage Bank sold its 17% ownership interest in Bankers’ Resource Center (BRC), a computer data center, located in Helena, Montana. The data center was owned and operated by a number of Montana banks, including Heritage Bank. BRC provided data processing services to its bank owners. In 2005, the owners collectively decided to sell the assets of BRC to a non-related third party and to liquidate the corporation. Heritage Bank will purchase these data processing services from this third party in 2006. While this transaction has eliminated Heritage Bank’s ownership in BRC, and United’s data processing services will now be provided by a third party operator, United does not expect this transaction to have a material effect on United’s operations, financial condition or financial results.

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

A material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for loan losses. Management believes the allowance for loan losses is adequate, however, future additions to the allowance may be necessary based on changes in factors affecting the borrowers’ ability to repay. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require United to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

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

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. United expects the loans to be sold in the short-term. The value of derivative instruments related to commitments to fund loans originated for sale and forward loan sale agreements are recognized in the balance sheet at fair value, if material, and changes in fair value thereof are recognized in the statement of income. As of December 31, 2005 and 2004, no such amounts have been recognized.

(h)	Goodwill

Goodwill represents the excess of cost over the fair value of the net assets at the date of acquisition. Goodwill is not amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. United did not incur any goodwill impairment in 2005, 2004 or 2003.

(i)	Restricted Stock Investments

Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula and is carried at cost on the statement of financial condition. The stock is pledged as security for advances from the FHLB. Class B(1) stock can be sold back to the FHLB of Seattle at

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

cost, but is restricted as to purchase, sale, and redemption. Class B(2) is not a required investment for institutions and is not restricted as to purchase and sale, but has the same redemption restrictions as class B(1) stock. Included in restricted stock on the statement of financial condition, Heritage Bank has $3,477,500 and $3,463,400 of class B(1) stock, respectively, at December 31, 2005 and 2004. Heritage Bank held $750,800 and $748,000 of class B(2) stock, respectively, at December 31, 2005 and 2004. During the second quarter of 2005, the FHLB of Seattle announced that it was projecting very low net income over the next few years, possibly even losses. The FHLB of Seattle disclosed in a press release that it anticipates minimal to no dividends during the next few years. While the FHLB of Seattle has ruled that members are no longer required to purchase additional stock to support borrowing levels, it also is not redeeming member stock. Total annual dividend income United received on this stock was $.1 million and $.2 million, respectively, for the years ended December 31, 2004 and 2003. United did not record any accruals of dividend income in 2005. United accounts for the restricted stock at cost, with periodic evaluation for impairment. No impairment has been recognized on this stock.

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

In October 2003, a stock repurchase plan was approved by the Board for a period of one year to repurchase up to 187,500 shares, or up to $3,900,000 of United’s common stock. Total shares repurchased under this plan in 2003 and 2004 totaled 41,625 for $843,825, an average price of $20.27 per share. The program was extended on September 22, 2004 for twelve months, and was further extended on September 22, 2005 for an additional twelve months. The number of shares United may purchase was reduced to 125,000, with an aggregate purchase price not to exceed $2.4 million. At December 31, 2005, total shares authorized to be repurchased under the plan remained at 125,000.

(m)	Stock-Based Compensation

At December 31, 2005, United has a stock-based employee compensation plan, which is described more fully in Note 16. United accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, for stock options, as all options granted under the plan had an exercise price equal to the market value of the

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if United had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,

	2005	2004	2003

Net income: As reported	$4,139,511	3,917,959	4,720,001
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	22,692	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41,754)	(52,725)	(61,107)

Pro forma net income	$4,120,449	3,865,234	4,660,917

Earnings per share:
Basic - as reported	$1.35	1.29	1.55
Basic - pro forma	$1.35	1.27	1.53
Diluted - as reported	$1.32	1.25	1.50
Diluted - pro forma	$1.31	1.23	1.48

(n)	Income Taxes

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

The following table summarizes stock splits approved by United’s Board of Directors.

Date Approved	Type of split/dividend	Record Date	Payable Date	Equity Effect

October 25, 2005	5 for 4 stock split, effected as a 25% stock dividend	December 14, 2005	December 28, 2005	None

May 20, 2003	3 for 2 stock split, effected as a 50% stock dividend	June 23, 2003	June 30, 2003	None

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Any fractional shares were paid in cash.

As a result of the above stock splits, all share and per share amounts for time periods prior to these dates have been retroactively adjusted as if the stock splits occurred on January 1, 2003.

(p)	Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows is less than the carrying amount of the asset. The amount of the impairment loss, if any, is based on the asset’s fair value, which may be estimated by discounting the expected future cash flows. There were no impairment losses recognized during 2005, 2004 or 2003.

(q)	Mortgage Servicing Rights

United recognizes as assets the rights to service mortgage loans for others, whether acquired or internally originated. Servicing assets are initially recorded based on fair value determined by comparable market quotes and are amortized in proportion to and over the period of estimated net servicing income. Amortization is netted with loan servicing fees in the consolidated statements of income. Servicing assets are periodically evaluated for impairment by stratifying the servicing assets based on predominant risk characteristics of the underlying loans including loan type, note rate and loan term. Servicing assets are included in other assets on the accompanying consolidated statements of financial condition.

(r)	Comprehensive Income

Comprehensive income, which includes net income as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders, is reported in a separate statement. United’s only significant element of other comprehensive income is unrealized gains and losses on securities available-for-sale, net of tax effects.

(s)	Segment Reporting

Operations are managed and financial performance is evaluated by management on a Company-wide basis. Accordingly, all of United’s operations are aggregated in one reportable segment.

(t)	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” This Statement requires United to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. United will recognize that cost over the period during which an employee provides service in exchange for the award. The new standard also impacts the presentation of tax benefits received in the statement of cash flows. United has adopted SFAS No. 123 R effective January 1, 2006. The annual expense associated with outstanding grants as of December 31, 2005 is currently expected to be approximately $.01 to $.02 per share. This amount is subject to revisions as assumptions are finalized.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections.This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that any correction of an error in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior-period adjustment by restating the prior period. SFAS No. 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. United’s management does not expect the adoption of this Statement to have a material impact on United’s consolidated financial statements.

(2)	Cash on Hand and In Banks

Heritage Bank is required to maintain an average reserve balance with the Federal Reserve Bank (FRB), or maintain such reserve in cash on hand. The amount of this required reserve balance at December 31, 2005 and 2004 was approximately $3,781,000 and $3,656,000, respectively. An additional $25,000 compensating balance is required to be maintained with the FRB for check clearing services.

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

The amortized cost, unrealized gains and losses, and estimated fair values of investment and mortgage-backed securities available-for-sale at December 31 are as follows:

	2005

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Government and federal agencies	$6,500,000	—	(77,455)	6,422,545
Mortgage-backed securities	28,161,017	56,037	(361,210)	27,855,844
Municipal bonds	605,000	—	(17,683)	587,317
Corporate bonds and equity securities	500,062	—	(6,907)	493,155

	$35,766,079	56,037	(463,255)	35,358,861

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2004

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Government and federal agencies	$4,000,000	31,620	(2,190)	4,029,430
Mortgage-backed securities	34,337,879	205,579	(97,612)	34,445,846
Municipal bonds	485,000	—	(11,106)	473,894

	$38,822,879	237,199	(110,908)	38,949,170

The investment securities shown below currently have fair values less than amortized cost and therefore contain unrealized losses. United has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. As detailed below, there are forty and eighteen investment securities with unrealized losses as of December 31, 2005 and 2004, respectively. United anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

The length of time that individual securities have been in a continuous unrealized loss position, aggregated by investment category at December 31, 2005 and 2004 are as follows:

December 31, 2005	More than 12 Months		Less than 12 Months		Total

	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

U.S. Government and federal agencies	$988,430	(11,570)	5,434,115	(65,885)	6,422,545	(77,455)
Mortgage-backed securities	10,622,191	(230,923)	10,766,351	(130,287)	21,388,542	(361,210)
Municipal bonds	467,317	(17,683)	—	—	467,317	(17,683)
Corporate bonds and equity securities	—	—	493,155	(6,907)	493,155	(6,907)

	$12,077,938	(260,176)	16,693,621	(203,079)	28,771,559	(463,255)

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004	More than 12 Months		Less than 12 Months		Total

	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

U.S. Government and federal agencies	$—	—	997,810	(2,190)	997,810	(2,190)
Mortgage-backed securities	1,528,785	(18,883)	13,718,955	(78,729)	15,247,740	(97,612)
Municipal bonds	—	—	473,894	(11,106)	473,894	(11,106)

	$1,528,785	(18,883)	15,190,659	(92,025)	16,717,444	(110,908)

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

Maturities of securities available-for-sale by contractual maturity at December 31, 2005 are shown below. Maturities of securities do not reflect repricing opportunities present in many adjustable rate securities. In addition, mortgage-backed securities may be prepaid without penalty. At December 31, 2005 and 2004, market values of variable rate securities included in securities available-for-sale are $11,571,863 and $16,469,562, respectively.

	Amortized cost	Estimated fair value

Due within one year	$—	—
Due after one year through five years	3,485,062	3,417,957
Due after five years through ten years	1,000,000	991,640
Due after ten years	3,120,000	3,093,420
Mortgage backed securities	28,161,017	27,855,844

	$35,766,079	35,358,861

Gross proceeds from sales of securities were $1,750,235, $3,543,019 and $1,890,658 for the years ended December 31, 2005, 2004 and 2003, respectively, resulting in gross gains of $989, $242,007 and $17,587 in 2005, 2004 and 2003, respectively.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2005 and 2004, investment securities with an amortized cost of $33,592,609 and $37,201,851 respectively, were pledged on FHLB advances, repurchase agreements, public deposits, and other purposes as permitted or required by law.

(4)	Loans Receivable, Net

Loans receivable, net of unamortized net deferred loan fees, at December 31 are summarized as follows:

	2005	2004

First mortgage loans and contracts secured by real estate	$114,302,901	100,322,421
Commercial real estate loans	79,036,076	51,017,462
Commercial loans	65,576,077	65,107,859
Agricultural loans	16,577,382	15,108,587
Consumer loans	40,255,382	37,163,026

	315,747,818	268,719,355
Allowance for loan losses	(3,751,263)	(3,708,362)

	$311,996,555	265,010,993

A summary of activity in the allowance for loan losses for the years ended December 31 follows:

	2005	2004	2003

Balance, beginning of year	$3,708,362	3,755,197	3,113,081
Provision for loan losses	230,000	70,000	778,300
Losses charged off	(217,531)	(184,573)	(148,089)
Recoveries	30,432	67,738	11,905

Balance, end of year	$3,751,263	3,708,362	3,755,197

Loans contractually past due in excess of 90 days and loans classified as non-accrual are summarized as follows (rounded to even dollars):

	December 31,

	2005	2004

Loans 90 days past due and still accruing	$30,000	75,000
Non-accrual loans	—	327,000

	$30,000	402,000

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents data on impaired loans:

	2005	2004	2003

Impaired loans for which a specific allowance has been provided	$260,000	348,000	589,000
Impaired loans for which no specific allowance has been provided	—	—	—

Total loans determined to be impaired	$260,000	348,000	589,000

Allowance for loan loss for impaired loans included in the allowance for loan losses	$62,000	148,000	88,000

Average recorded investment in impaired loans	$308,000	427,000	571,000

Interest income recognized from impaired loans	$18,000	8,000	19,400

(5)	Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

	2005	2004

Land	$1,879,441	1,856,625
Building and improvements	6,494,126	6,254,210
Furniture, fixtures and equipment	4,025,075	3,736,309

	12,398,642	11,847,144
Accumulated depreciation	(3,880,072)	(3,376,082)

	$8,518,570	8,471,062

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Deposits

Deposits at December 31 are summarized as follows:

	2005			2004

	Weighted average rate	Amount	%	Amount	%

Demand accounts	—%	$56,641,508	18.7	47,489,541	18.4

NOW and money market accounts	.96%	33,914,270	11.2	35,974,153	13.9
Savings accounts	1.20%	51,472,467	16.9	54,426,865	21.1

Certificates of deposit:	1.00 to 1.99%	—	—	74,465,946	28.8
	2.00 to 2.99%	23,508,585	7.7	3,774,100	1.4
	3.00 to 3.99%	71,948,279	23.7	25,804,019	10.0
	4.00 to 4.99%	64,155,972	21.1	13,408,034	5.2
	5.00 to 5.99%	1,479,730.5		1,776,213.7
	6.00 to 6.99%	545,059.2		1,018,142.4
	7.00 to 7.99%	25,195	—	197,171.1

Total certificates of deposit	3.66%	161,662,820	53.2	120,443,625	46.6

Total interest-bearing deposits	2.77%	247,049,557	81.3	210,844,643	81.6

	2.26%	$303,691,065	100.0	258,334,184	100.0

Scheduled maturities of certificates of deposit at December 31, 2005 are as follows:

2006	$112,777,799
2007	21,778,473
2008	17,740,686
2009	4,995,401
2010	4,076,122
Thereafter	294,339

$161,662,820

Certificates of deposit of $100,000 or more are $40,429,950 and $29,110,108 at December 31, 2005 and 2004, respectively.

Certificates of deposit balances include $18,300,000 and $8,395,000 of brokered deposits at December 31, 2005 and 2004, respectively.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Federal Home Loan Bank Advances

Federal Home Loan Bank advances at December 31 are summarized as follows:

	2005	2004

2.47% to 4.68% fixed rate advances, interest payable monthly	$34,000,000	36,500,000
4.48% adjustable rate advance, interest payable monthly	3,000,000	—
5.52% putable advance, put options exercisable quarterly, interest payable monthly	2,000,000	4,000,000
3.57%, fixed rate amortizing advance, interest payable monthly	3,044,355	4,294,355

	$42,044,355	44,794,355

The weighted average interest rate on these advances was 4.01% and 3.41% at December 31, 2005 and 2004, respectively.

Contractual principal repayments on advances from the Federal Home Loan Bank are as follows:

Years ending December 31,

2006	$23,000,000
2007	11,000,000
2008	8,044,355

$42,044,355

Advances from the FHLB are secured by pledges of FHLB stock and a blanket assignment of Heritage Bank’s otherwise unpledged, qualifying mortgage loans, mortgage-backed securities and U.S. Government and federal agency securities.

At December 31, 2005, the current established available FHLB advance credit line for Heritage Bank was 25% of its assets. Based upon the current collateral pledged to the FHLB, Heritage Bank has an additional available credit lines of approximately $96,434,000 as of December 31, 2005.

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase at December 31 consist of the following:

	2005

	Repurchase amount	Weighted average rate	Book value of underlying securities	Estimated fair value of underlying securities

To repurchase :

Overnight	$1,452,891	2.30%	3,043,276	3,001,942
On demand	536,452	—	4,260,622	4,226,819
1 – 30 days	536,366	2.58	702,583	695,775
31 – 90 days	262,524	2.48	856,257	836,675
Greater than 90 days	1,459,887	4.12	2,456,513	2,438,961

	$4,248,120	2.68	11,319,251	11,200,172

	2004

	Repurchase amount	Weighted average rate	Book value of underlying securities	Estimated fair value of underlying securities

To repurchase :

Overnight	$460,429.75%		1,230,491	1,224,829
On demand	2,436,506	—	3,186,966	3,213,554
1 – 30 days	884,489	1.46	1,189,491	1,184,540
31 – 90 days	2,003,967	1.98	2,661,981	2,678,343
Greater than 90 days	1,712,468	2.42	2,742,519	2,783,808

	$7,497,859	1.30	11,011,448	11,085,074

Securities underlying the agreements to repurchase are for the same securities originally sold and are held in a custodial account by the bank’s safekeeping agent. For the years ended December 31, 2005 and 2004, securities sold under agreements to repurchase averaged approximately $6,116,000 and $8,204,000, respectively, and the maximum outstanding at any month end during the year was approximately $10,007,000and $13,667,000, respectively.

(9)	Subordinated Debentures

In July 2001, United issued junior subordinated debentures, aggregating $3,093,000 to United Financial-Montana Capital Trust I (Trust). The Trust issued preferred securities, as part of a pooled issue, with an aggregate liquidation amount of $3,000,000 to third-party investors. The junior subordinated debentures and cash are the sole assets of the Trust. The preferred securities are includable as Tier I capital for

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

regulatory capital purposes. The junior subordinated debentures pay interest on a semi-annual basis. The variable interest rate resets on January 25 and July 25 of each year, based upon six month LIBOR plus 3.75%. The current interest rate reset on January 25, 2006 was 8.56%. The junior subordinated debentures and preferred securities will mature on July 25, 2031. The junior subordinated debentures and preferred securities can be redeemed contemporaneously, in whole or in part, after five years at decreasing premiums with the permission of the Board of Governors of the Federal Reserve System (the Federal Reserve). United has provided a full and unconditional guarantee of the obligations of the Trust. Debt issuance costs totaling $118,812 were capitalized related to the debenture offering and are being amortized over the 10-year non-premium callable life of the preferred securities.

(10)	Line of Credit

United has a line of credit of $1,000,000 with Wells Fargo with an interest rate of 1.50% and 1.75 % over the Wells Fargo federal funds rate, which was 5.69% and 3.69% at December 31, 2005 and 2004, respectively. This line is secured by United’s Heritage Bank stock and expires November 1, 2006. Interest is payable quarterly. There was no principal balance outstanding at December 31, 2005 and 2004.

(11)	Income Taxes

Income tax expense for the years ended December 31 is summarized as follows:

	Federal	State	Total

2005:
Current – continuing operations	$2,284,242	494,728	2,778,970
Deferred	(209,191)	(44,537)	(253,728)

	$2,075,051	450,191	2,525,242

2004:
Current – continuing operations	$1,808,310	396,938	2,205,248
Deferred	129,647	27,602	157,249

	$1,937,957	424,540	2,362,497

2003:
Current – continuing operations	$1,485,154	520,788	2,005,942
Deferred	(34,353)	(33,085)	(67,438)

	1,450,801	487,703	1,938,504
Current – discontinued operations	573,291	122,054	695,345

	$2,024,092	609,757	2,633,849

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income tax expense for the years ended December 31 differs from “expected” income tax expense (computed by applying the Federal corporate income tax rate of 34% to income before income taxes) as follows:

	2005	2004	2003

Computed “expected” tax expense	$2,266,016	2,130,816	1,961,048
Increase (decrease) resulting from:
State taxes, net of Federal income tax effects	297,219	280,196	259,551
Tax-exempt interest	(45,697)	(51,716)	(52,780)
Other, net	7,704	3,201	(229,315)

	$2,525,242	2,362,497	1,938,504

Deferred tax assets and liabilities at December 31 are as follows:
	2005	2004

Deferred tax assets:
Loans, principally due to allowance for loan losses	$1,330,889	1,312,791
Premises and equipment and real estate owned, due to difference in basis	59,152	59,152
Deferred compensation and vacation differences	98,833
Unrealized gains on securities available-for-sale	156,596	—
Purchase accounting basis differences	—	3,071
Other	8,452	115,027

Total gross deferred tax assets	1,653,922	1,490,041

Deferred tax liabilities:
Loans, due to difference in basis	—	10,246
Stock in FHLB, principally due to stock dividends not recognized for tax purposes	653,182	646,683
Premises and equipment, principally due to differences in depreciation	237,327	498,529
Unrealized gains on securities available-for-sale	—	48,565
Other	25,132	6,626

Total gross deferred tax liabilities	915,641	1,210,649

Net deferred tax asset	$738,281	279,392

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods which the deferred tax assets are deductible, at December 31, 2005 and 2004 management believes it is more likely than not that United will realize the benefits of these deductible differences.

Retained earnings at December 31, 2005 includes approximately $3,477,000 for which no provision for Federal income tax has been made. This amount represents the base year income tax bad debt reserve. This amount is treated as a permanent difference and deferred taxes are not recognized unless it appears this reserve will be reduced and thereby result in taxable income in the foreseeable future. United is not currently contemplating any changes to its business or operations which would result in a recapture of the base year bad debt reserve into taxable income.

(12)	Mortgage Servicing Rights

Total mortgage servicing rights, net of accumulated amortization, were $674,611 and $525,597 at December 31, 2005 and 2004, respectively. Servicing rights of $324,900, $299,199, and $184,050 were capitalized in 2005, 2004 and 2003, respectively. Amortization expense of $175,886, $114,198, and $67,322 was recognized in 2005, 2004 and 2003, respectively. There were no impairment losses recognized in 2005, 2004, and 2003. At December 31, 2005 and 2004, the estimated fair value of United’s servicing assets approximates its carrying value.

Real estate loans serviced for others, which are not included in the accompanying consolidated financial statements, totaled approximately $81,155,000 and $69,274,000 at December 31, 2005 and 2004, respectively.

(13)	Leases

Heritage Bank leases certain land and office space under non-cancelable operating leases in its Billings, Great Falls, Hamilton and Kalispell branches. The Billings lease is a 30 year ground lease agreement. The lease required a deposit of $10,000 and annual rentals of $70,000. The Great Falls, Hamilton and Kalispell leases are for office space and range in length from 5 to 10 years. Total rental expense for the years ended December 31, 2005, 2004 and 2003 was $142,348, $156,916 and $130,236, respectively.

The total future minimum lease payments required under operating leases which have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005 are as follows:

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Year Ending December 31,

2006	$141,184
2007	104,320
2008	104,320
2009	104,320
2010	100,600
Thereafter	1,609,500

$2,164,244

(14)	Related Parties

Central Financial Services, Inc. (CFS) provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset-liability management and regulatory consulting. CFS is owned by United’s largest shareholder and has been providing similar services to various banks and financial service organizations since December of 1988. CFS fees billed to United were $452,096, $472,183 and $459,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

United acquires loan participations from a bank controlled by United’s current largest shareholder. At December 31, 2005 and 2004, the outstanding balances of loans purchased from this bank were $3,459,169 and $4,605,405, respectively. During 2005 and 2004, United’s chairman served on the board of directors of several other banks. One such bank in Grand Junction, Colorado, had loan participations with United. At December 31, 2005 and 2004 the outstanding balances of loans purchased from this bank were $12,688,694 and $239,524, respectively. The loans are underwritten under the same terms and procedures as loans underwritten by United.

Banker’s Resource Center (BRC) provides data processing services for United. United has a 17% ownership interest in BRC, a computer data center. The charges for BRC’s services were $785,546, $753,169 and 708,518 for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005 and 2004, the Board of Directors and officers of United (personally and through their respective businesses which bank with Heritage Bank) had approximately $998,000 and $579,000, respectively, on deposit with Heritage Bank.

A summary of activity with respect to aggregate loans to directors and executive officers for the years ended December 31, 2005 and 2004 follows:

	2005	2004

Balance, beginning of year	$3,808,461	1,525,626
New loans	10,700,746	7,907,785
Repayments	(10,938,790)	(5,624,950)

Balance, end of year	$3,570,417	3,808,461

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Management believes these loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with equivalent risk of collectibility.

(15)	Employee Benefit Plans

Heritage Bank has a savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees can contribute up to 20% of their wages. Heritage Bank matches an amount equal to 100% of the employee’s contribution, up to 4.5% of total wages. Participants are at all times fully vested in their contributions and are immediately vested in the employer’s contributions. Heritage Bank 401(k) contributions and administrative costs were approximately $213,000, $201,000, and $197,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Heritage Bank has deferred compensation agreements with two employees that provide for certain benefits upon retirement, change of control, disability or death. Amounts expensed under these agreements were approximately $19,900, $17,800 and $15,900, respectively, for the years ended December 31, 2005, 2004 and 2003. Heritage Bank owns two single premium insurance policies in connection with one of these agreements. The policies have a cash value, which is included in other assets on the accompanying consolidated statements of financial condition, of approximately $374,000 and $360,000 at December 31, 2005 and 2004, respectively.

(16)	Stock Option Plans

In 2000, the United Financial Corp. 2000 Long-Term Incentive and Stock Option Plan (the Plan) was adopted. The Plan provides for the grant of incentive stock options (ISOs) and non-qualified stock options to certain full and part-time employees of Heritage Bank and directors of United. As of December 31, 2005, the plan provides for award of options for a maximum of 322,500 shares of United common stock. Vesting for each award is at the discretion of the Board. The term of the options is 10 years. The option price for all ISOs granted under the Plan shall be determined by the Board, but shall not be less than 100% of the fair market value of the common stock at the date of grant of such option. The option price for all non-qualified options shall also be determined by the Board. A change in control, as defined in the Plan, will immediately vest all options.

At December 31, 2005, total shares available for option grants under the Plan were 50,930. A stock award of 1,525 shares was made to certain management personnel in January 2005. Compensation expense of $36,600, the fair value of the shares, was recognized in connection with the award. Changes in options granted by United for the years ended December 31, 2005, 2004 and 2003, are summarized as follows:

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2005		2004		2003

	Shares actual	Weighted average exercise price	Shares actual	Weighted average exercise price	Shares actual	Weighted average exercise price

Outstanding options, beginning of year	203,334	$10.30	228,187	9.63	230,888	9.41
Granted	34,616	20.20	10,000	19.89	9,375	13.98
Exercised	(23,672)	11.66	(30,071)	(10.76)	(6,749)	(8.23)
Forfeited	(5,700)	14.12	(4,782)	(10.56)	(5,327)	(9.30)

Outstanding options, end of year	208,578	$11.99	203,334	10.30	228,187	9.63

Options exercisable at end of year	145,555		129,310		97,529

Weighted-average fair value of options granted during year	$3.98		$4.28		$2.70

                        The stock options outstanding at December 31, 2005 consist of the following:

	Options outstanding			Exercisable options

	Number outstanding at end of year	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at end of year	Weighted average exercise price

Exercise Prices:
$ 7.21	30,338	4.5	$7.21	30,338	7.21
$ 8.56	51,191	5.5	8.56	51,191	8.56
$11.34	78,586	6.5	11.34	58,940	11.34
$13.98	5,860	7.5	13.98	2,930	13.98
$19.89	8,625	8.5	19.89	2,156	19.89
$20.20	33,978	9.5	20.20	—	20.20

Total	208,578	6.6	$11.93	145,555	9.68

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2005	2004	2003

Risk-free interest rate	4.01%	3.85%	2.52%
Expected life	5 years	5 years	5 years
Expected volatility	29.24%	31.77%	31.49%
Expected dividend yield	4.52%	4.38%	4.43%

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Based on the intrinsic value method, no compensation cost has been recognized for any stock option grants in the accompanying financial statements. Had United determined compensation cost based on the estimated fair value at the grant date for its stock options, United’s net income and net income per share would have been as shown in Note 1.

(17)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2005	2004	2003

Weighted average shares outstanding during the year on which basic earnings per share is calculated	3,060,717	3,043,240	3,050,180
Add: incremental shares under stock option plans	86,455	99,772	88,881

Average outstanding shares on which diluted earnings per share is calculated	3,147,172	3,143,012	3,139,061

Net income applicable to common stockholders, basic	$4,139,511	3,917,959	4,720,001
Less: reduction of proportionate share of Valley net income assuming option exercises	—	—	(820)

Net income applicable to common stockholders, diluted	$4,139,511	3,917,959	4,719,181

Basic earnings per share
Continuing operations	$1.35	1.29	1.26
Discontinuing operations	—	—	.29

Net Income	$1.35	1.29	1.55

Diluted earnings per share
Continuing operations	$1.32	1.25	1.22
Discontinuing operations	—	—	.28

Net income	$1.32	1.25	1.50

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Condensed Quarterly Financial Data – Unaudited

	Year Ended December 31, 2005

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$5,887,724	5,562,359	5,150,864	4,707,993
Interest expense	2,131,440	1,961,719	1,656,749	1,427,305

Net interest income	3,756,284	3,600,640	3,494,115	3,280,688

Provision for loan losses	80,000	100,000	50,000	—
Non-interest income	1,202,417	1,421,895	1,095,948	829,713
Non-interest expense	3,123,897	3,026,432	2,919,617	2,717,001

Income before income taxes	1,754,804	1,896,103	1,620,446	1,393,400
Income tax expense	665,505	719,097	615,085	525,555

Net income	$1,089,299	1,177,006	1,005,361	867,845

Net income per share:
Basic	$.36	.38	.33	.28

Diluted	$.35	.37	.32	.28

	Year Ended December 31, 2004

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$4,707,338	4,722,065	4,481,999	4,253,338
Interest expense	1,357,278	1,338,661	1,242,848	1,213,697

Net interest income	3,350,060	3,383,404	3,239,151	3,039,641

Provision for loan losses	—	—	17,500	52,500
Non-interest income	1,104,797	1,171,136	1,082,163	1,069,026
Non-interest expense	2,880,932	2,926,508	2,787,958	2,493,524

Income before income taxes	1,573,925	1,628,032	1,515,856	1,562,643
Income tax expense	589,940	614,016	570,088	588,453

Net income	$983,985	1,014,016	945,768	974,190

Net income per share:
Basic	$.32	.34	.31	.32

Diluted	$.31	.32	.30	.31

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require United and Heritage Bank to maintain minimum amounts and ratios (set forth in the tables below). As of December 31, 2005, management believes United and Heritage Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notifications from the federal banking agencies categorized Heritage Bank as “well capitalized” under the regulatory framework for prompt corrective action (PCA). To be categorized as “well capitalized” the banks must maintain minimum ratios as set forth in the following tables. There are no conditions or events that management believes have changed the institutions’ PCA category.

					Minimum to be “well
			Minimum for capital		capitalized” under PCA
	Actual		adequacy purposes		provisions

Consolidated: (in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005:
Total capital	$37,491	11.26%	$26,637	8.0%	N/A	-
Tier I capital	33,740	10.18	13,257	4.0	N/A	-
Tier I leverage	33,740	8.71	15,495	4.0	N/A	-

December 31, 2004:
Total capital	35,694	12.33	23,158	8.0	N/A	-
Tier I capital	32,075	11.08	11,579	4.0	N/A	-
Tier I leverage	32,075	9.33	13,755	4.0	N/A	-

Heritage Bank: (in thousands)

December 31, 2005:
Total capital	33,720	10.14	26,604	8.0	33,254	10.0%
Tier I capital	29,969	9.02	13,290	4.0	19,935	6.0
Tier I leverage	29,969	7.82	15,329	4.0	19,162	5.0

December 31, 2004:
Total capital	29,865	10.35	23,084	8.0	28,855	10.0
Tier I capital	26,257	9.10	11,542	4.0	17,313	6.0
Tier I leverage	26,257	7.71	13,673	4.0	17,091	5.0

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The approximate carrying value and fair value of United’s financial instruments as of December 31 are as follows:

	2005		2004

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Cash and cash equivalents	$19,127,000	19,127,000	19,187,000	19,187,000
Securities available-for-sale	35,359,000	35,359,000	38,949,000	38,949,000
Restricted stock	4,228,000	4,228,000	4,211,000	4,211,000
Loans held for sale	3,902,000	3,902,000	5,786,000	5,786,000
Loans receivable, net	311,997,000	308,642,000	265,011,000	264,554,000
Accrued interest receivable	2,537,000	2,537,000	1,937,000	1,937,000

Financial liabilities:
Deposits	303,691,000	303,047,000	258,334,000	258,963,000
FHLB advances and securities sold under agreements to repurchase	46,292,000	45,701,000	52,292,000	52,184,000
Accrued interest payable	2,043,000	2,043,000	1,189,000	1,189,000
Subordinated debt owed to trust	3,093,000	3,093,000	3,093,000	3,093,000

(21)	Commitments and Contingencies

Heritage Bank has sold loans to various investors in the secondary market under sales agreements which contain repurchase provisions. Under the repurchase provisions, Heritage Bank may be required to repurchase a loan if a borrower fails to make three monthly payments within 120 days after the sale of the loan. The balance of loans sold with repurchase provisions remaining at December 31, 2005 is approximately $ 5,991,000. There were no loans repurchased under these provisions during 2005, 2004 or 2003.

In December 2005, Heritage Bank entered into a six-year service contract for data processing services with Fiserv, a national information processing company. In the event of early termination of the contract, Heritage Bank has agreed to pay an amount equal to the present value of all payments to be made for the remainder of the initial term or any renewal term of the agreement, which is estimated at December 31, 2005 to be approximately $4.1 million.

United is a defendant in legal proceedings arising in the normal course of business. In the opinion of management, the disposition of pending litigation will not have a material effect on United’s consolidated financial position, results of operations, or liquidity.

At December 31, 2005, Heritage Bank had loan commitments outstanding on 1-4 family fixed and adjustable rate mortgages totaling approximately $12,599,000. These loans were approved prior to December 31, 2005 to be closed and funded in 2006. Heritage Bank also has at December 31, 2005

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

interest rate locks outstanding on 1-4 family mortgages totaling approximately $2,118,000. These loans may or may not be approved and closed in 2006.

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

Financial instruments outstanding at December 31 whose contract amounts represent credit risk include:

(Rounded to even dollars)	2005	2004

Unused lines of credit	$49,252,000	52,887,000
Commitments outstanding – variable rate	10,461,000	5,775,000
Unfunded commitments under credit card arrangements	2,418,000	2,373,000
Letters of credit	1,891,000	970,000

(22)   Parent Company Information (Condensed)

          The summarized financial information for United Financial Corp. is presented below:

Condensed Statements of Financial Condition

	December 31,

	2005	2004

Assets
Cash and cash equivalents ($148,957 and $2,254,541, respectively, deposited with Heritage Bank)	$2,650,341	4,571,534
Securities available-for-sale	1,059,072	1,153,058
Investment in subsidiary bank	31,213,015	27,799,365
Accrued interest receivable	28,060	10,430
Other assets	222,072	288,272

Total assets	$35,172,560	33,822,659

Liabilities and Stockholders’ Equity

Other liabilities	$101,426	101,541
Subordinated debt owed to trust	3,093,000	3,093,000

Total liabilities	3,194,426	3,194,541

Common stock	26,901,546	26,649,795
Paid in capital	63,864	29,341
Retained earnings	5,263,346	3,871,256
Accumulated other comprehensive income	(250,622)	77,726

Total stockholders’ equity	31,978,134	30,628,118

Total liabilities and stockholders’ equity	$35,172,560	33,822,659

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Income

	Year ended December 31,

	2005	2004	2003

Revenues:
Cash dividends from bank subsidiary	$750,000	2,800,000	2,600,000
Interest income	152,194	197,968	78,218
Other income	—	19,366	1,168

	902,194	3,017,334	2,679,386

Expenses:
Interest expense	215,277	161,166	161,378
Other operating expenses	478,003	449,784	476,761

	693,280	610,950	638,139

Income before equity in undistributed earnings of subsidiary, discontinued operations and income taxes	208,914	2,406,384	2,041,247
Equity in undistributed earnings of subsidiary	3,722,613	1,487,155	1,490,771

Income from continuing operations before income taxes	3,931,527	3,893,539	3,532,018
Income tax benefit	(207,984)	(24,420)	(297,267)

Income from continuing operations	4,139,511	3,917,959	3,829,285

Income from discontinued operations	—	—	890,716

Net income	$4,139,511	3,917,959	4,720,001

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income from continuing operations	$4,139,511	3,917,959	3,829,285
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Gain on sale of securities available-for-sale	—	(18,766)	—
Equity in undistributed earnings of subsidiary	(3,722,613)	(1,487,155)	(1,369,725)
Increase (decrease) in other assets and liabilities, net	89,961	(15,468)	(140,804)

Net cash from continuing operations	506,859	2,396,570	2,318,756

Net cash from discontinued operations	—	—	8,299,630

Net cash from operating activities	506,859	2,396,570	10,618,386

Cash flows from investing activities:
Purchase of securities available-for sale	(1,000,000)	(1,000,000)	(2,000,000)
Proceeds from sales, maturities and paydowns of securities available-for-sale	1,067,618	2,005,015	256,429

Net cash from investing activities	67,618	1,005,015	(1,743,571)

Cash flows from financing activities:
Payments on line of credit	—	—	(700,000)
Redemption of common stock	—	(623,715)	(220,110)
Proceeds from issuance of common stock	251,751	248,363	78,501
Dividends paid to stockholders	(2,747,421)	(5,061,359)	(2,181,826)

Net cash from financing activities	(2,495,670)	(5,436,711)	(3,023,435)

Net increase (decrease) in cash and cash equivalents	(1,921,193)	(2,035,126)	5,851,380
Cash and cash equivalents at beginning of year	4,571,534	6,606,660	755,280

Cash and cash equivalents at end of year	$2,650,341	4,571,534	6,606,660

UNITED FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Discontinued Operations – Sale of Valley Bancorp, Inc.

On July 31, 2003, United sold its majority-owned subsidiary, Valley Bancorp, Inc. (“Valley”). At the time of the sale, taking into account stock options which were exercised immediately prior to closing, United owned approximately 62% of Valley’s issued and outstanding capital stock. United received sales proceeds of approximately $9 million from the sale of the stock.

The prior year income statements as reported herein for the year ended December 31, 2003 reports the results of operations of Valley in discontinued operations. Income from discontinued operations also includes the gain on the sale of Valley net of applicable income tax provisions.