Form 10-Q
period 2006-03-31
UNITED FINANCIAL CORP \MN\
filed 2006-05-15
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).  Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Common Stock, no par value; 3,072,329 shares outstanding as of May 8, 2006

UNITED FINANCIAL CORP.

Page i

PART I – FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS.

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$25,941	19,127
Securities available-for-sale	39,513	35,359
Restricted stock, at cost	4,228	4,228
Loans held for sale	7,614	3,902
Loans receivable, net	318,610	311,997
Accrued interest receivable	2,524	2,537
Premises and equipment, net	8,411	8,519
Real estate and other personal property owned	121	71
Goodwill	1,422	1,422
Other assets	2,370	2,385

	$410,754	389,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand, NOW and money market demand accounts	$89,519	90,556
Savings deposits	52,895	51,472
Time deposits	178,122	161,663

	320,536	303,691
Federal Home Loan Bank advances	36,732	42,044
Securities sold under agreements to repurchase	13,471	4,248
Accrued interest payable	2,404	2,043
Subordinated debt owed to trust	3,093	3,093
Other liabilities	2,413	2,450

	378,649	357,569

Stockholders’ equity:
Preferred stock, no par value; authorized 2,000,000
shares; no shares issued and outstanding	—	—

Common stock, no par value; authorized 8,000,000 shares;
3,072,129 and 3,071,158 shares issued and outstanding
at March 31, 2006 and December 31, 2005, respectively	26,909	26,902
Paid in capital	74	64
Retained earnings	5,488	5,263
Accumulated other comprehensive loss, net	(366)	(251)

	32,105	31,978

	$410,754	389,547

Equity/Assets	7.82%	8.21
Book Value/Share	$10.45	10.41

See Notes to Consolidated Condensed Financial Statements.

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest Income
Loans receivable	$5,417	4,217
Taxable investments	396	362
Nontaxable investments	4	4
Other interest earning assets	36	36

Total interest income	5,853	4,619

Interest Expense
Deposits	1,843	951
Other borrowings	537	476

Total interest expense	2,380	1,427

Net interest income	3,473	3,192
Provision for loan losses	75	—

Net interest income after provision for loan losses	3,398	3,192

Non-interest Income
Gain on sale of loans	673	626
Service charges and fees	304	270
Other income	44	23

Total non-interest income	1,021	919

Non-interest Expense
Compensation and benefits	1,736	1,579
Occupancy and equipment expense	383	368
Data processing fees	215	186
Other	587	584

Total non-interest expense	2,921	2,717

Income before income taxes	1,498	1,394
Income taxes	567	526

Net income	$931	868

Basic earnings per share	$.30	.28

Diluted earnings per share	$.29	.28

Dividends declared per share	$.23	.22
Weighted average shares outstanding – basic	3,072	3,052
Weighted average shares outstanding – diluted	3,160	3,141

See Notes to Consolidated Condensed Financial Statements.

UNITED FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:

Net cash from operating activities	$(2,106)	1,711

Cash flows from investing activities:

Net increase in loans receivable	(6,799)	(8,185)
Purchases of securities available-for-sale	(5,997)	(2,000)
Proceeds from maturities, pay downs and sales of securities available-for-sale	1,649	2,955
Purchases of premises and equipment	(48)	(302)
Proceeds from sale of real estate and other personal property owned	56	209

Net cash from investing activities	(11,139)	(7,323)

Cash flows from financing activities:

Net increase (decrease) in deposits	16,845	(4,121)
Proceeds from Federal Home Loan Bank advances	28,000	13,000
Payments on Federal Home Loan Bank advances	(33,312)	(5,812)
Net increase in securities sold under agreements to repurchase	9,223	730
Dividends paid to stockholders	(707)	(684)
Proceeds from issuance of common stock	8	67
Excess tax benefit from exercise of stock options	2	—

Net cash from financing activities	20,059	3,180

Increase (decrease) in cash and cash equivalents	6,814	(2,432)

Cash and cash equivalents at beginning of year	19,127	19,187

Cash and cash equivalents at end of period	$25,941	16,755

Supplemental Cash Flow Disclosure
Cash payments for interest	$2,019	1,422
Cash payments for income taxes	$120	20

Non Cash Investing and Financing Activities
Acquisition of other personal property in settlement of loans	$107	19

See Notes to Consolidated Condensed Financial Statements.

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

        Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Missoula, Libby and Shelby, Montana. Heritage Bank conducts its community banking business by soliciting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. Heritage Bank’s banking business is concentrated in the Great Falls area with 52% of our total assets located at Heritage Bank’s Great Falls locations. Heritage Bank also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

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

        Heritage Bank has a wholly-owned subsidiary, HPM, Inc. which was incorporated to acquire land and a building for a new Great Falls full service branch location, which it leases back to Heritage Bank. The new facility opened in April 2005 and replaces a formerly leased drive-up location in Great Falls.

        In January 2006, Heritage Bank sold its 17% ownership interest in Bankers’ Resource Center (“BRC”), a computer data center, located in Helena, Montana. The data center was owned and operated by a number of Montana banks, including Heritage Bank. BRC provided data processing services to its bank owners. In 2005, the owners collectively decided to sell the assets of BRC to a non-related third party and to liquidate the corporation. Heritage Bank began purchasing these data processing services from this third party in 2006. While this transaction has eliminated Heritage Bank’s ownership in BRC, and United’s data processing services are now being provided by a third party operator, we do not expect this transaction to have a material effect on our operations, financial condition or financial results.

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

2.    BASIS OF PRESENTATION

        The accompanying consolidated condensed statement of financial condition as of December 31, 2005, which has been derived from audited financial statements and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, our consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Our operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that we anticipate for the year ending December 31, 2006. For additional information, you should refer to the consolidated audited financial statements and related footnotes included in our Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the March 31, 2005 financial information to conform to the March 31, 2006 presentation. These reclassifications did not affect previously reported net income or stockholders’ equity.

3.    COMPREHENSIVE INCOME

        Unrealized gains and losses on securities available-for-sale comprise United’s only significant element of other comprehensive income.

(In thousands)	Three Months Ended March 31,
	2006	2005
Net income	$931	868

Unrealized and realized holding losses arising during period, net of tax	(115)	(227)

Less: reclassification adjustment for gains included in net income, net of tax	—	—

Net unrealized losses on Securities available for sale, net of tax	(115)	(227)

Total comprehensive income	$816	641

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

        The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except per share data)	Three Months Ended March 31,
	2006	2005
Weighted average shares outstanding during the period on which basic earnings per share is calculated	3,072	3,052

Add: incremental shares under stock option plans	88	89

Average outstanding shares on which diluted earnings per share is calculated	3,160	3,141

Net income applicable to common stockholders, basic and diluted	$931	868

Basic earnings per share	$.30	.28

Diluted earnings per share	$.29	.28

5.    RELATED PARTIES

        Central Financial Services, Inc. (“CFS”) provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset-liability management and regulatory consulting. CFS is owned by our largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were approximately $.1 million for each of the three month periods ended March 31, 2006 and 2005, respectively. The fees are billed by CFS on an hourly basis for work performed by our Chairman, our largest shareholder, and four other CFS employees. Our Chairman does not receive direct compensation from United for these services. He is compensated for services as a director through director’s fees of $400 per month, and for services as an officer of United through CFS. Through CFS, our largest shareholder and Chairman earn annual salaries of $100,000 and $151,000, respectively.

        From time to time, Central Bank, the Stillwater, Minnesota Bank founded by our largest shareholder in 1988, sells loan participations to Heritage Bank. Heritage Bank did not buy loan participations from Central Bank in the first quarter of 2006. Our Chairman is also the Chairman of the Board of Central Bank.

        Our Chairman also serves on the Board of Directors of Timberline Bank in Grand Junction, Colorado. Heritage Bank bought loan participations from Timberline Bank with original balances totaling approximately $2.9 million in the first quarter of 2006. The balances of these purchased loans have since paid down in the first quarter of 2006. Balances of loan participations outstanding with Central Bank and Timberline Bank at March 31, 2006 were $3.4 million and $11.5 million, respectively.

        We expect such transactions to continue to occur in the future with both Central Bank and Timberline Bank. Such sales will be made on the same terms as loan participations which are sold to nonaffiliated persons. Our largest shareholder and our Chairman serve on other bank boards as well. These banks, to date, have not had any loan participation activity with Heritage Bank.

6.    SUBSEQUENT EVENT-DIVIDENDS DECLARED

        On April 25, 2006, our Board of Directors declared a quarterly cash dividend of $.23 per share, payable June 1, 2006, to shareholders of record on May 17, 2006.

7.    STOCK-BASED COMPENSATION

        United has a stock-based employee compensation plan which is described more fully in footnotes included in our Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2005. We adopted Statement of Financial Accounting Standards (SFAS) Number 123 (R), Share-Based Payment (SFAS No. 123 (R)), on January 1, 2006 using the modified prospective method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Prior to adoption of SFAS No. 123 (R), we accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Accordingly, we previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our accounting policy for recognizing compensation costs for awards with graded vesting is straight line over the vesting period.

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 (R) in 2005.

(In thousands, except per share data)	Three Months Ended March 31,
2005
Net income: As reported	$868
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects (1)	4

Pro forma net income	$864

Earnings per share:
Basic – as reported	$.28

Basic – pro forma	$.28

Diluted – as reported	$.28

Diluted – pro forma	$.28

(1)    A Black-Scholes option pricing model was used to determine the fair value of the options granted.

        As a result of adopting SFAS 123 (R) on January 1, 2006, income before taxes and net income for the quarter ended March 31, 2006 are $10,559 and $9,724 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $.31 and $.30, respectively, if we had not adopted SFAS 123 (R), compared to reported basic and diluted earnings per share of $.30 and $.29, respectively. Prior to adopting SFAS 123 (R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,938 excess tax benefit classified as a financing cash flow would have been classified as an operating cash inflow if we had not adopted SFAS 123 (R).

        Share-based compensation expense recognized for stock options was $10,559 for the three months ended March 31, 2006. The total related income tax benefit recognized was $835 for the three months ended March 31, 2006.

Stock Option Plan

        We have a stock-based employee compensation plan for directors and employees. Options have a term of ten years, are generally granted with an exercise price equal to the market value of United’s stock at the date of grant, and generally vest over four years. At March 31, 2006, 52,061 shares of common stock were available for grant under the plan. A total of 144,229 shares are currently exercisable at March 31, 2006.

        The following table presents the activity related to options under the plan for the three months ended March 31, 2006.

	Shares Actual	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	208,578	$11.99
Granted	—	—
Exercised	(971)	7.91
Forfeited or Expired	(1,137)	16.48

Outstanding at March 31, 2006	206,470	$11.99	6.35	$2,170,300

Exercisable at March 31, 2006	144,229	$9.79	6.35	$1,833,300

        No options were granted during the three months ended March 31, 2006 and 2005. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended March 31, 2006 and 2005 was $13,637 and $88,612, respectively.

        Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $7,676 and $67,870, respectively. The amount of excess tax benefits received for these options exercised for the three months ended March 31, 2006 and 2005 was $1,938 and $3,138, respectively.

        We issue new shares to satisfy option exercises.

        At March 31, 2006, there was $.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4 years.

8.    CRITICAL ACCOUNTING POLICIES

        We have identified our most critical accounting policies to be those related to the allowance for loan losses, stock based compensation and accounting for securities available-for-sale. Our allowance for loan losses methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that management believes is appropriate. Risk factors include historical loss experience, delinquency and charge-off trends, collateral values, an analysis of the current loan portfolio, and the level of non-performing and impaired loans. We also use an internal loan risk grading system to evaluate potential losses of individual loans. Other factors include the future economic trends in our markets and, in particular, the state of certain industries. Changes in any of the above factors could have a significant affect on the calculation of the allowance for loan losses in any given period. Therefore, management performs a full analysis on a quarterly basis to ensure that changes in estimated loan loss levels are reflected in the loan loss allowance on a timely basis.

        In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No 123 (R) (revised 2004), “Share-Based Payment.” This Statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We will recognize that cost over the period during which an employee provides service in exchange for the award. See Note 7 above regarding the impact of implementing this statement.

        We have also identified our accounting method for securities available-for-sale to be a critical accounting policy. We carry securities available-for-sale at fair value and exclude unrealized gains and losses (net of related tax effects) from earnings, except when unrealized losses are determined to be other than temporary. We report these unrealized gains and losses (net of related tax effects) as a separate component of stockholders’ equity.

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.

1.    CAUTIONARY STATEMENT

        All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We base these forward-looking statements on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, market acceptance and performance of our products and services, the competitive nature of and anticipated growth in our markets, our accounting estimates, assumptions and judgments, the impact of tax accounting elections, and management’s future strategic plans. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to: (i) general economic or industry conditions could deteriorate or be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses, or a reduced demand for our products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase loan losses; (iii) changes in the extensive laws, regulations and policies governing financial services companies could alter our business environment or affect operations; (iv) the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending; (v) competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments, or bank regulatory reform; (vi) the impact of weather conditions in the geographic markets and business areas in which we conduct business; (vii) changes in the Montana real estate market; and (viii) capital investments in our businesses may not produce expected growth in earnings anticipated at the time of the expenditure. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. You should also carefully review the risk factors described in our most recent Annual Report on Form 10-K for the period ending December 31, 2005, which we filed with the Securities and Exchange Commission on March 31, 2006.

2.    KEY PERFORMANCE INDICATORS.

        Our executive level management consider the following to be key performance indicators.

	March 31, 2006	December 31, 2005
Capital ratios:
Tier 1 leverage ratio	8.76%	8.71
Tier 1 risk-based capital ratio	9.96%	10.18
Total risk-based capital ratio	11.08%	11.26
Allowance for loan losses to loans	1.16%	1.19
Nonperforming loans to total loans	—	—
Book value per share	$10.45	10.41

(In Thousands)
Loans receivable and held for sale, gross	$330,048	319,650
Allowance for loan losses	$3,824	3,751
Nonperforming loans	$—	30
Total assets	$410,754	389,547
Total deposits	$320,536	303,691
Net loans to deposits	101.8%	104.0

	Three Months Ended
	March 31, 2006	December 31, 2005
Net earnings:
Return on average assets	.93%	1.00
Return on average common equity	11.66%	11.39
Net interest margin	3.84%	3.99
Earnings per share – basic	$.30	.28
Earnings per share – diluted	$.29	.28
Dividends per share	$.23	.22

Non Financial:
Full-time employees	123	122
New deposit accounts	1,756	1,318
Closed deposit accounts	1,097	1,001
Full service branches	13	13
ATM’s	9	9

3.	MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF MARCH 31, 2006 TO DECEMBER 31, 2005.

(In Thousands)	Selected Financial Condition Data
	March 31, 2006	December 31, 2005	$ Change
Cash and cash equivalents	$25,941	19,127	6,814
Securities available-for-sale	39,513	35,359	4,154
Restricted stock, at cost	4,228	4,228	—
Loans held for sale	7,614	3,902	3,712
Loans receivable, net	318,610	311,997	6,613
Premises and equipment, net	8,411	8,518	(107)
Real estate and other personal property owned	121	71	50
Goodwill	1,422	1,422	—
All other assets	4,894	4,923	(29)
Total assets	410,754	389,547	21,207
Deposits	320,536	303,691	16,845
Federal Home Loan Bank advances	36,732	42,044	(5,312)
Securities sold under agreements to repurchase	13,471	4,248	9,223
Subordinated debt	3,093	3,093	—
All other liabilities	4,817	4,493	324
Total liabilities	378,649	357,569	21,080
Stockholders’ equity, net	32,105	31,978	127

        Total assets – Total assets increased $21.2 million to $410.8 million at March 31, 2006 from $389.5 million at December 31, 2005. Assets increased primarily because of a net increase in loans receivable and loans held for sale of $10.3 million.

        Cash and cash equivalents – Cash and cash equivalents increased $6.8 million as a result of increases in securities sold under agreements to repurchase which provided additional cash.

        Securities available-for-sale – Securities available-for-sale increased $4.2 million to $39.5 million at March 31, 2006 from $35.4 million at December 31, 2005. The net increase was the result of $6.0 million of purchases, partially offset by $1.6 million of principal repayments. We incurred unrealized losses on securities available-for-sale of $.2 million, before income taxes, for the quarter ended March 31, 2006.

        We summarize loans receivable, net of unamortized net deferred loan fees, as of March 31, 2006 and December 31, 2005, in the following table:

(In thousands)	March 31, 2006	December 31, 2005
First mortgage loans and contracts secured by real estate	$123,045	114,303
Commercial real estate loans	77,945	79,036
Commercial loans	65,407	65,576
Agricultural loans	14,994	16,578
Consumer loans	41,043	40,255

	322,434	315,748
Allowance for loan losses	(3,824)	(3,751)

	$318,610	311,997

        Allowance for loan losses for the periods indicated are:

(In thousands)	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Balance, beginning of period	$3,751	3,708
Provision for loan losses	75	230
Losses charged off	(16)	(217)
Recoveries	14	30

Balance, end of period	$3,824	3,751

        Loans Receivable and Loans Held for Sale – Net loans receivable increased by $6.6 million to $318.6 million at March 31, 2006 from $312.0 million at December 31, 2005. We attribute the increase primarily to growth in the real estate loan category. The increase consists of a $8.7 million increase in first mortgage loans and contracts secured by real estate and a $.8 million increase in consumer loans. These increases were offset by a $1.6 million decrease in agricultural loans, a $1.1 million decrease in commercial real estate loans and a $.2 million decrease in commercial loans.

        Heritage Bank purchases and participates in commercial and lease financing loans. In the normal course of business, banks often purchase loans from other banks that would exceed the originating bank’s lending limit. Heritage Bank had $30.4 million and $32.6 million of participation and purchased loans as of March 31, 2006 and December 31, 2005, respectively. The $30.4 million balance at March 31, 2006 includes $3.4 million of loans purchased from Central Bank and $11.5 million in loans purchased from Timberline Bank. The $32.6 million balance at December 31, 2005 includes $3.5 million of loans purchased from Central Bank and $12.7 million of loans purchased from Timberline Bank. Each of the loans purchased from Central Bank and Timberline Bank were loans that would have exceeded those banks’ lending limits when originated. Heritage Bank has no participated loans sold as a result of legal lending limit issues.

        During the three months ended March 31, 2006, loans held for sale increased $3.7 million to $7.6 million at March 31, 2006 from $3.9 million at December 31, 2005. We originated for sale $34.1 million of residential real estate loans, and we sold $30.4 million of residential real estate loans to the secondary market during the three month period ending March 31, 2006.

        Allowance for Loan Losses – The allowance for loan losses increased $.1 million to $3.8 million at March 31, 2006 as compared to $3.7 million at December 31, 2005. The increase resulted from loan provisions of $.1 million for the three months ended March 31, 2006. Management believes the allowance for loan losses at March 31, 2006 was adequate given the relatively low level of non-performing assets and management’s assessment of loan risk. The allowance for loan losses to total loans at March 31, 2006 was 1.16% as compared to 1.19% at December 31, 2005.

        Heritage Bank follows regulatory guidelines when it suspends interest accrual on a loan. When a loan is placed on non-accrual status, all previously accrued and uncollected interest is reversed from interest income. At March 31, 2006, Heritage Bank had no non-accrual loans and no loans past due for 90 days and still accruing interest. At December 31, 2005 by comparison, Heritage Bank had no non-accrual loans and loans past due for 90 days and still accruing interest totaled $.1 million.

        Heritage Bank’s policy is to review, classify and report to its Board of Directors its assets on a regular basis and specify any assets that are “substandard” (the possibility that some loss could be sustained), “doubtful” (high likelihood of loss), or “loss” (uncollectible). Adequate valuation allowances must be established for assets classified as substandard or doubtful in accordance with generally accepted accounting principles. If Heritage Bank classifies an asset as a loss, Heritage Bank must either establish a specific valuation allowance equal to the amount classified as a loss or charge off such amount. At March 31, 2006, Heritage Bank had no assets classified as loss. At both March 31, 2006 and December 31, 2005, Heritage Bank had no assets classified as doubtful. At both March 31, 2006 and December 31, 2005, Heritage Bank had $.3 million of reported substandard assets. As a percent of total Heritage Bank assets, substandard assets were .06% at March 31, 2006 and .07% at December 31, 2005. At both March 31, 2006 and December 31, 2005, impaired loans totaled $.3 million. Impaired loans included those loans classified as either substandard or doubtful.

        Deposits – Deposits increased by $16.8 million to $320.5 million at March 31, 2006 from $303.7 million at December 31, 2005. The decrease in demand accounts and increase in NOW and money market accounts from December 31, 2005 to March 31, 2006 reflect the normal volatility in these types of accounts. The increases in savings and certificates of deposits primarily resulted from a combination of competitive rates on all deposit offerings, and Heritage Bank’s commitment to community banking, both of which continue to attract depositors. Also, brokered deposits increased $7.8 million to $26.1 million at March 31, 2006, from $18.3 million at December 31, 2005. Brokered deposits are deposits obtained through a broker who engages in facilitating the placement of deposits with insured depository institutions for a third party. The following table breaks down our deposits, as of March 31, 2006 and December 31, 2005, by types and amounts.

(In thousands)	March 31, 2006		December 31, 2005
Demand accounts	$55,166	17.2%	56,642	18.7
NOW and money market accounts	34,353	10.7	33,914	11.2
Savings accounts	52,895	16.5	51,472	16.9
Certificate of deposits	178,122	55.6	161,663	53.2

	$320,536	100.0%	303,691	100.0

        Borrowed Funds – Federal Home Loan Bank advances decreased $5.3 million from $42.0 million at December 31, 2005 to $36.7 million at March 31, 2006. The decrease of $5.3 million consists of $28.0 million in advances and $33.3 million in repayments. Securities sold under agreements to repurchase increased $9.2 million to $13.5 million at March 31, 2006 from $4.3 million at December 31, 2005.

        Stockholders’ Equity – Stockholders’ equity totaled $32.1 million at March 31, 2006, up $.1 million from $32.0 million at December 31, 2005. Stockholders’ equity activity during the first quarter included $.9 million of net income less cash dividends declared of $.7 million, and less a $.1 million decrease due to increases in unrealized losses on investments available-for-sale.

4.	MATERIAL CHANGES IN RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005.

(In thousands)	Selected Income Statement Data
	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Interest income	$5,853	4,619	1,234	26.7%
Interest expense	2,380	1,427	953	66.7

Net interest income	3,473	3,192	281	8.8
Provision for losses on loans	75	—	75	100.0

Net interest income after provision for losses on loans	3,398	3,192	206	6.5
Non-interest income	1,021	919	102	11.1
Non-interest expense	2,921	2,717	204	7.5

Income from continuing operations before income taxes	1,498	1,394	104	7.5
Income taxes	567	526	41	7.8

Net income	$931	868	63	7.3%

        Net Income – United had net income of $.9 million, or basic and diluted earnings per share of $.30 and $.29, respectively, for the quarter ended March 31, 2006, as compared to net income of $.9 million, or basic and diluted earnings per share of $.28 and $.28, respectively for the same quarter in 2005.

        Net Interest Income – Like most financial institutions, the most significant component of United’s earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities and other interest-earning assets), and the interest paid on deposits and borrowings. We refer to this amount, when divided by average interest-earning assets, as the “net interest margin”, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. We refer to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage as the “net interest-rate spread”. Net interest income increased $.3 million from $3.2 million for the three months ended March 31, 2005 to $3.5 million for the three months ended March 31, 2006. Net interest margin decreased .15% from 3.99% for the three month period ended March 31, 2005 to 3.84% for the three month period ended March 31, 2006. Net interest spread increased .02% from 4.18% for the three month period ended March 31, 2005 to 4.20% for the three month period ended March 31, 2006.

        Interest Income – Interest income increased $1.2 million from $4.6 million for the three month period ended March 31, 2005 to $5.8 for the three month period ended March 31, 2006. For the three month period ended March 31, 2006, compared to the three month period ended March 31, 2005, interest on loans receivable increased $1.2 million, and interest on investments and other interest-earning assets remained consistent. This increase was the result of an increase in average balances of loans receivable of $44.7 million and an increase in average rates on loans of .15% for the three month periods ended March 31, 2006 compared to March 31, 2005.

        Interest Expense – Interest expense increased $1.0 million from $1.4 million for the three month period ended March 31, 2005 to $2.4 million for the three month period ended March 31, 2006. The average balance of interest bearing deposits increased $40.7 million for the first quarter ended 2006 compared to the same quarter in 2005, resulting in a $.9 million increase in interest expense, as average rates on deposits also increased .28%.

        For the three month period ended March 31, 2006, compared to the three month period ended March 31, 2005, interest on other borrowings increased $.1 million. The average balance of other borrowings decreased $5.1 million for the quarter ended March 31, 2006 as compared to the same quarter in 2005, however, weighted average rates have increased .19%.

        Provision for Loan Losses – United provided $.1 million for loan losses in the first quarter ended March 31, 2006 and made no provision in the first quarter of 2005. Asset quality at Heritage Bank remained relatively strong during the first quarter of 2006. Heritage Bank’s past due and non-accrual loans totaled 0% and .17% of total loans at March 31, 2006 and 2005, respectively.

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

        Non-interest Income – In addition to net interest income, United generates non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income increased $.1 million from $.9 million for the three month period ended March 31, 2005 to $1.0 million for the three month period ended March 31, 2006.

        Non-interest Expense – United’s non-interest expense increased $.2 million during the three month period ending March 31, 2006 to $2.9 million as compared to $2.7 for the same period in 2005. This increase was principally due to the increased personnel expenses.

5.    ASSET/LIABILITY MANAGEMENT

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

        One of management’s primary objectives has been to structure the balance sheet to reduce our vulnerability to changes in interest rates (referred to as “interest rate risk”). Commercial banking institutions can suffer from a mismatch in the term to maturity of their assets and liabilities, with mortgage loan assets tending to be of a much longer term than deposits, the primary liabilities of commercial banking institutions. In periods of rising interest rates, this mismatch can render commercial banking institutions vulnerable to increases in costs of funds (deposits and borrowings) that can outstrip increases in returns on longer-term fixed rate loans and investments, resulting in a reduction in interest rate spread and lower earnings.

        Management has employed several strategies to minimize the mismatch of asset and liability maturities. Heritage Bank sells the majority of newly-originated long-term (15- to 30-year maturity) fixed-rate mortgage loans to the secondary market. Heritage Bank sells these loans at their outstanding principal balance, which is the prearranged contract purchase price, and therefore, the amount recognized under the income statement caption “gain on sale of loans” represents fee income only. Heritage Bank promotes the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions. Heritage Bank also emphasizes investment in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments. When maturities of loans increase, management offsets the increased interest rate risk with matching funds and maturities with Federal Home Loan Bank borrowings.

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

        Quantitative requirements for capital adequacy include minimum amounts and ratios set forth in the table below. As of March 31, 2006 United met all regulatory capital adequacy requirements to which it is subject.

Consolidated:	Actual		Minimum for capital adequacy purposes
(In thousands)	Amount	Ratio	Amount	Ratio
March 31, 2006:
Total risk-based capital	$37,805	11.08%	27,302	8.0
Tier I risk-based capital	33,981	9.96	13,651	4.0
Tier I leverage	33,981	8.76	15,599	4.0

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

        The following table summarizes the sensitivity analysis for Heritage Bank as of December 31, 2005, the most recent information available. Management believes there has been no material change in interest rate risk since December 31, 2005. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 4   CONTROLS AND PROCEDURES.

        Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during our first quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

        Although neither we nor Heritage Bank is involved in any material pending litigation as of March 31, 2006, Heritage Bank is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on United’s consolidated financial position, results of operations, or liquidity.

ITEM 1A   RISK FACTORS.

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussing Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5   OTHER INFORMATION.

        None

ITEM 6   EXHIBITS.

A.	Exhibits

10.1*	Amendment to Management Retention Supplemental Retirement Income Salary Continuation Plan between Kevin Clark and Heritage Bank.
10.2*	Amendment to Heritage Bank Supplemental Retirement Agreement between Heritage Bank and Steve L. Feurt.
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensation plan or arrangement required to be filed as an exhibit to Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.

Date	May 12, 2006	/s/ Kevin P. Clark
Kevin P. Clark Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date	May 12, 2006	/s/ Paula J. Delaney
Paula J. Delaney Chief Financial Officer (Principal Financial and Accounting Officer)