Form 10-Q
period 2006-06-30
UNITED FINANCIAL CORP \MN\
filed 2006-08-11
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

Commission file number: 0-28080

UNITED FINANCIAL CORP.

(Exact Name of Registrant as Specified in its Charter)

MINNESOTA	81-0507591
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Common Stock, no par value; 3,074,559 shares outstanding as of August 10, 2006

UNITED FINANCIAL CORP.

Page i

PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS.

UNITED FINANCIAL CORP.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

	(Unaudited) June 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$13,191	19,127
Securities available-for-sale	39,469	35,359
Restricted stock, at cost	4,228	4,228
Loans held for sale	8,027	3,902
Loans receivable, net	332,175	311,997
Accrued interest receivable	2,766	2,537
Premises and equipment, net	8,553	8,519
Goodwill	1,422	1,422
Other assets	2,731	2,456
	$412,562	389,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand, NOW and money market demand accounts	$89,527	90,556
Savings deposits	50,443	51,472
Time deposits	174,101	161,663
	314,071	303,691
Federal Home Loan Bank advances	51,669	42,044
Securities sold under agreements to repurchase	6,397	4,248
Accrued interest payable	2,802	2,043
Subordinated debt owed to trust	3,093	3,093
Other liabilities	2,173	2,450
	380,205	357,569

Stockholders’ equity:
Preferred stock, no par value; authorized 2,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value; authorized 8,000,000 shares; 3,074,301 and 3,071,158 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	26,930	26,902
Paid in capital	94	64
Retained earnings	5,915	5,263
Accumulated other comprehensive loss, net	(582)	(251)
	32,357	31,978
	$412,562	389,547

Equity/Assets	7.84%	8.21
Book Value/Share	$10.52	10.41

See Notes to Consolidated Condensed Financial Statements.

UNITED FINANCIAL CORP.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income
Loans receivable	$5,944	4,641	11,361	8,857
Taxable investments	455	370	850	732
Non taxable investments	5	5	9	9
Other interest earning assets	36	24	72	60
Total interest income	6,440	5,040	12,292	9,658
Interest expense
Deposits	2,101	1,094	3,944	2,045
Other borrowings	659	563	1,195	1,039
Total interest expense	2,760	1,657	5,139	3,084
Net interest income	3,680	3,383	7,153	6,574
Provision for loan losses	100	50	175	50
Net interest income after provision for loan losses	3,580	3,333	6,978	6,524
Non-interest income
Gain on sale of loans	905	868	1,578	1,495
Service charges and fees	283	320	587	590
Other income	24	19	68	42
Total non-interest income	1,212	1,207	2,233	2,127
Non-interest expense
Compensation and benefits	1,890	1,749	3,625	3,328
Occupancy and equipment expense	358	347	741	715
Data processing fees	54	201	269	388
Other	659	623	1,247	1,206
Total non-interest expense	2,961	2,920	5,882	5,637
Income before income taxes	1,831	1,620	3,329	3,014
Income taxes	697	615	1,264	1,141
Net income	$1,134	1,005	2,065	1,873

Basic earnings per share	$37.33		.67	.61

Diluted earnings per share	.36	.32	.66	.60

Dividends declared per share	.23	.22	.46	.44
Weighted average shares outstanding-basic	3,073	3,059	3,072	3,055
Weighted average shares outstanding-diluted	3,148	3,145	3,148	3,143

See Notes to Consolidated Condensed Financial Statements.

UNITED FINANCIAL CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:

Net cash from operating activities	$(1,383)	(1,126)

Cash flows from investing activities:

Net increase in loans receivable	(20,495)	(24,127)
Purchases of securities available-for-sale	(9,022)	(4,582)
Proceeds from maturities, pay downs and sales of securities available-for-sale	4,346	7,018
Purchases of premises and equipment	(345)	(501)
Proceeds from sale of real estate and other personal property owned	184	238

Net cash from investing activities	(25,332)	(21,954)

Cash flows from financing activities:

Net increase in deposits	10,380	14,869
Proceeds from Federal Home Loan Bank advances	57,250	35,000
Payments on Federal Home Loan Bank advances	(47,625)	(22,625)
Net increase (decrease) in securities sold under agreements to repurchase	2,149	(2,681)
Dividends paid to stockholders	(1,413)	(1,369)
Proceeds from issuance of common stock	28	133
Excess tax benefit from exercise of stock options	10	—

Net cash from financing activities	20,779	23,327

Increase (decrease) in cash and cash equivalents	(5,936)	247

Cash and cash equivalents at beginning of year	19,127	19,187
Cash and cash equivalents at end of period	$13,191	19,434

Supplemental Cash Flow Disclosure
Cash payments for interest	$4,380	2,768
Cash payments for income taxes	1,133	1,015

Non Cash Investing and Financing Activities
Acquisition of other personal property in settlement of loans	135	60

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

Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Missoula, Libby and Shelby, Montana. Heritage Bank conducts its community banking business by soliciting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. Heritage Bank’s banking business is concentrated in the Great Falls area with 50% of our total assets located at Heritage Bank’s Great Falls locations. Heritage Bank also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

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

United’s principal offices are located at 120 First Avenue North, Great Falls, Montana 59401, and our telephone number is (406) 727-6106.

You can access United’s periodic and current reports, free of charge, on our website as soon as reasonably practicable after we file or furnish such material to the Securities and Exchange Commission (“SEC”). United’s website address is www.ufcmontana.com. The contents of our website are not a part of this report or of our other filings with the SEC.

2.	BASIS OF PRESENTATION

The accompanying consolidated condensed statement of financial condition as of December 31, 2005, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, our consolidated condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. Our operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that we anticipate for the year ending December 31, 2006. For additional information, you should refer to the consolidated audited financial statements and related footnotes included in our Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the June 30, 2005 financial information to conform to the June 30, 2006 presentation. These reclassifications did not affect previously reported net income or stockholders’ equity.

3.	COMPREHENSIVE INCOME

Unrealized gains and losses on securities available-for-sale comprise United’s only significant element of other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$1,134	1,005	2,065	1,873

Unrealized and realized holding gains (losses) arising during period	(216)	153	(331)	(74)

Less: reclassification adjustment for gains included in net income, net of tax	—	—	—	—

Net unrealized gains (losses) on securities available for sale, net of tax	(216)	153	(331)	(74)

Total comprehensive income	$918	1,158	1,734	1,799

4.	COMPUTATION OF EARNINGS PER SHARE

United calculates basic earnings per share (“EPS”) by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the sum of the weighted average number of common shares used to compute basic EPS plus the incremental amount of potential common stock determined by the treasury stock method. Potential common stock includes the incremental shares under stock option plans.

The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average shares outstanding during the period on which basic earnings per share is calculated	3,073	3,059	3,072	3,055
Add: incremental shares under stock option plans	75	86	76	88

Average outstanding shares on which diluted earnings per share is calculated	3,148	3,145	3,148	3,143

Net income applicable to common stockholders, basic and diluted	$1,134	1,005	2,065	1,873

Basic earnings per share	$.37	.33	.67	.61

Diluted earnings per share	$.36	.32	.66	.60

5.	RELATED PARTIES

Central Financial Services, Inc. (“CFS”) provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset-liability management and regulatory consulting. CFS is owned by United’s largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were approximately $.1 million for the three month periods and $.2 million for the six month periods ended June 30, 2006 and 2005, respectively. The fees are billed by CFS on an hourly basis for work performed by United’s Chairman, United’s largest shareholder, and four other CFS employees. United’s Chairman does not receive direct compensation from United for these services. He is compensated for services as a director through director’s fees of $400 per month, and for services as an officer of United through CFS. Through CFS, United’s largest shareholder and Chairman earn annual salaries of $100,000 and $151,000, respectively.

From time to time, Heritage Bank purchases loans from Central Bank, a Stillwater, Minnesota Bank and Timberline Bank in Grand Junction, Colorado. United’s largest shareholder founded Central Bank in 1988, and United’s Chairman is the Chairman of its Board. United’s Chairman also serves on the Board of Directors of Timberline Bank. Balances of loan participations outstanding with Central Bank and Timberline Bank at June 30, 2006 were $3.3 million and $12.8 million, respectively.

United expects such transactions to continue to occur in the future with both Central Bank and Timberline Bank. Such sales have in the past and will continue in the future to be made on the same terms as loan participations which are sold to nonaffiliated persons. United’s largest shareholder and its Chairman serve on other bank boards as well. These banks, to date, have not had any loan participation activity with Heritage Bank.

6.	SUBSEQUENT EVENT-DIVIDENDS DECLARED

On July 25, 2006, United’s Board of Directors declared a quarterly cash dividend of $.23 per share, payable September 1, 2006, to shareholders of record on August 18, 2006.

7.	STOCK-BASED COMPENSATION

United has a stock-based employee compensation plan which is described more fully in footnotes included in our Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2005. United adopted Statement of Financial Accounting Standards (SFAS) Number 123 (R), Share-Based Payment (SFAS No. 123 (R)), on January 1, 2006 using the modified prospective method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Prior to adoption of SFAS No. 123 (R), United accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Accordingly, United previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. United’s accounting policy for recognizing compensation costs for awards with graded vesting is straight line over the vesting period.

The following table illustrates the effect on net income and earnings per share if United had applied the fair value recognition provisions of SFAS No. 123 (R) in 2005.

(In thousands, except per share data) (Unaudited)	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income: As reported	$1,005	1,873
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(4)	(8)
Pro forma net income	$1,001	1,865
Earnings per share:
Basic - as reported	$.33	.61
Basic - pro forma	$.33	.61
Diluted - as reported	$.32	.60
Diluted - pro forma	$.32	.60

(1) A Black-Scholes option pricing model was used to determine the fair value of the options granted.

As a result of adopting SFAS 123 (R) on January 1, 2006, income before taxes and net income for the six months ended June 30, 2006 are $21,118 and $19,448 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $.68 and $.66, respectively, if United had not adopted SFAS 123 (R), compared to reported basic and diluted earnings per share of $.67 and $.66, respectively. Prior to adopting SFAS 123 (R), United presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $10,337 excess tax benefit classified as a financing cash flow would have been classified as an operating cash inflow if United had not adopted SFAS 123 (R).

Share-based compensation expense recognized for stock options was $21,118 for the six months ended June 30, 2006. The total related income tax benefit recognized was $1,670 for the six months ended June 30, 2006.

Stock Option Plan

United has a stock-based employee compensation plan for directors and employees. Options have a term of ten years, are generally granted with an exercise price equal to the market value of United’s stock at the date of grant, and generally vest over four years. At June 30, 2006, 54,088 shares of common stock were available for grant under the plan.

The following table presents the activity related to options under the plan for the six months ended June 30, 2006.

	Shares Actual	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	208,578	$11.99
Granted	—	—
Exercised	(3,143)	9.19
Forfeited or Expired	(3,164)	15.50
Outstanding at June 30, 2006	202,271	$11.98	6.06	$1,908,886

Exercisable at June 30, 2006	164,230	$10.14	6.06	$1,852,032

No options were granted during the six months ended June 30, 2006 and 2005. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the six months ended June 30, 2006 and 2005 was $40,802 and $153,209, respectively.

Cash received from option exercises for the six months ended June 30, 2006 and 2005 was $28,886 and $133,518, respectively. The amount of excess tax benefits received for these options exercised for the six months ended June 30, 2006 and 2005 was $10,337 and $20,087, respectively.

United issues new shares to satisfy option exercises.

At June 30, 2006, there was $.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.

8.	CRITICAL ACCOUNTING POLICIES

United has identified its most critical accounting policies to be those related to the allowance for loan losses, stock based compensation and accounting for securities available-for-sale. United’s allowance for loan losses methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that management believes is appropriate. Risk factors include historical loss experience, delinquency and charge-off trends, collateral values, an analysis of the current loan portfolio, and the level of non-performing and impaired loans. United also uses an internal loan risk grading system to evaluate potential losses of individual loans. Other factors include the future economic trends in our markets and, in particular, the state of certain industries. Changes in any of the above factors could have a significant affect on the calculation of the allowance for loan losses in any given period. Therefore, management performs a full analysis on a quarterly basis to ensure that changes in estimated loan loss levels are reflected in the loan loss allowance on a timely basis.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No 123 (R) (revised 2004), “Share-Based Payment.” This Statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. United recognizes that cost over the period during which an employee provides service in exchange for the award. See Note 7 above regarding the impact of implementing this statement.

United has also identified our accounting method for securities available-for-sale to be a critical accounting policy. We carry securities available-for-sale at fair value and exclude unrealized gains and losses (net of related tax effects) from earnings, except when unrealized losses are determined to be other than temporary. United reports these unrealized gains and losses (net of related tax effects) as a separate component of stockholders’ equity.

9.	RECENTLY ISSUED ACCOUNTING STANDARD

In June 2006,the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No, 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation provides that the financial statement effects of a tax position shall initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. This interpretation also may require additional disclosures related to tax position taken.

The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. Management is currently evaluating the impact of adopting FIN 48 on United’s financial statements but does not expect the adoption of this statement to be significant to the financial statements.

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

2.	KEY PERFORMANCE INDICATORS.

Our executive level management consider the following to be key performance indicators for United.

	June 30, 2006	December 31, 2005
Capital ratios (Bank holding company):
Tier 1 leverage ratio	8.38%	8.71
Tier 1 risk-based capital ratio	9.74%	10.18
Total risk-based capital ratio	10.85%	11.26
Allowance for loan losses to loans	1.13%	1.19
Nonperforming loans to total loans	—	—
Book value per share	$10.52	10.41

(In Thousands)
Loans receivable and held for sale, gross	$344,106	319,650
Allowance for loan losses	$3,904	3,751
Nonperforming loans	$—	30
Total assets	$412,562	389,547
Total deposits	$314,071	303,691
Net loans to deposits	105.8%	104.0

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net earnings:
Return on average assets	1.11%	1.12	1.03	1.06
Return on average common equity	14.14%	13.11	12.87	12.28
Net interest margin	3.88%	4.05	3.86	4.02
Earnings per share-basic	$.37	.33	.67	.61
Earnings per share-diluted	$.36	.32	.66	.60
Dividends per share	$.23	.22	.46	.44

Non Financial:
Full-time employees	125	125	125	125
New deposit accounts	1,404	1,281	3,160	2,599
Closed or reissued deposit accounts	1,157	910	2,254	1,911
Full service branches	13	13	13	13
ATM’s	10	9	10	9

3.	MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF JUNE 30, 2006 TO DECEMBER 31, 2005.

(In Thousands)	Selected Financial Condition Data
	June 30, 2006	December 31, 2005	$ Change	% Change
Cash and cash equivalents	$13,191	19,127	(5,936)	(31.0)
Securities available-for-sale	39,469	35,359	4,110	11.6
Restricted stock, at cost	4,228	4,228	—	—
Loans held for sale	8,027	3,902	4,125	105.7
Loans receivable, net	332,175	311,997	20,178	6.5
Premises and equipment, net	8,553	8,518	35.4
Goodwill	1,422	1,422	—	—
All other assets	5,497	4,994	503	10.1
Total assets	412,562	389,547	23,015	5.9

Deposits	314,071	303,691	10,380	3.4
Federal Home Loan Bank Advances	51,669	42,044	9,625	22.9
Securities sold under agreements to repurchase	6,397	4,248	2,149	50.6
Subordinated debt	3,093	3,093	—	—
All other liabilities	4,975	4,493	482	10.7
Total liabilities	380,205	357,569	22,636	6.3
Stockholders’ equity, net	32,357	31,978	379	1.2

Total assets – Total assets increased $23.0 million to $412.5 million at June 30, 2006 from $389.5 million at December 31, 2005. Assets increased primarily because of a net increase in loans receivable and loans held for sale of $24.3 million.

Cash and cash equivalents – Cash used in investing activities, primarily funding new loans receivable and purchasing securities available for sale, net of proceeds from principal repayments on securities, totaled approximately $25.3 million for the six months ended June 30, 2006. Cash provided by financing activities, primarily funds obtained from the increase in deposits and the net increase in Federal Home Loan Bank advances totaled approximately $20.8 million for that same time period. The remaining $1.4 million decrease in cash and cash equivalents resulted from operating activities. Overall, cash and cash equivalents decreased $5.9 million from $19.1 million at December 31, 2005 to $13.2 million at June 30, 2006.

Securities available-for-sale – Securities available-for-sale increased $4.1 million to $39.5 million at June 30, 2006 from $35.4 million at December 31, 2005. The net increase was the result of $9.0 million of purchases partially offset by $4.3 million of principal repayments. We incurred unrealized losses on securities available-for-sale of $.6 million, before income taxes, for the six months ended June 30, 2006.

We summarize loans receivable, net of unamortized net deferred loan fees, as of June 30, 2006 and December 31, 2005, in the following table:

(In thousands)
	June 30, 2006	December 31, 2005
First mortgage loans and contracts secured by real estate	$136,174	114,303
Commercial real estate loans	73,965	79,036
Commercial loans	64,392	65,576
Agricultural loans	17,565	16,578
Consumer Loans	43,983	40,255
	336,079	315,748
Allowance for loan losses	(3,904)	(3,751)
	$332,175	311,997

Allowance for loan losses for the periods indicated are:

(In thousands)	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005
Balance, beginning of period	$3,751	3,708
Provision for loan losses	175	230
Losses charged off	(40)	(217)
Recoveries	18	30
Balance, end of period	$3,904	3,751

Loans Receivable and Loans Held for Sale – Net loans receivable increased by $20.2 million to $332.2 million at June 30, 2006 from $312.0 million at December 31, 2005. We attribute the increase primarily to growth in the real estate loan category. The increase consists of a $21.9 million increase in first mortgage loans and contracts secured by real estate, a $3.7 million increase in consumer loans and a $1.0 million decrease in agricultural loans. These increases were offset by a $5.0 million decrease in commercial real estate loans, a $1.2 million decrease in commercial loans and a $.2 million increase in the allowance for loan losses.

Heritage Bank purchases and participates in commercial and lease financing loans. In the normal course of business, banks often purchase loans from other banks that would exceed the originating bank’s lending limit. Heritage Bank had $30.7 million and $32.6 million of participation and purchased loans as of June 30, 2006 and December 31, 2005, respectively. The $30.7 million balance at June 30, 2006 includes loan participation balances outstanding with Central Bank of $3.3 million and $12.8 million with Timberline Bank. The $32.6 million balance at December 31, 2005 includes loan participation balances outstanding with Central Bank of $3.5 million and $12.7 million with Timberline Bank. Each of the loans purchased from Central Bank and Timberline Bank were loans that would have exceeded those banks’ lending limits when originated. Heritage Bank has no participated loans sold as a result of legal lending limit issues.

During the six months ended June 30, 2006, loans held for sale increased $4.1 million to $8.0 million at June 30, 2006 from $3.9 million at December 31, 2005. We originated for sale $81.6 million of residential real estate loans, and we sold $77.5 million of residential real estate loans to the secondary market during the six month period ending June 30, 2006.

Allowance for Loan Losses – The allowance for loan losses increased $.2 million to $3.9 million at June 30, 2006 as compared to $3.7 million at December 31, 2005. The increase resulted from loan provisions of $.2 million for the six months ended June 30, 2006. Management believes the allowance for loan losses at June 30, 2006 was adequate given the relatively low level of non-performing assets and management’s assessment of loan risk. The allowance for loan losses to total loans at June 30, 2006 was 1.13% as compared to 1.19% at December 31, 2005.

The following table summarizes non-accrual, non-performing and classified asset balances at June 30, 2006 as compared to December 31, 2005.

(In thousands)
	June 30, 2006		December 31, 2005
	Balance	% of Total Bank Assets	Balance	% of Total Bank Assets
Non-accrual loans	$—	—%	—	—
90 days past due	—	—	.1	.02
Assets classified as loss	—	—	—	—
Assets classified as doubtful	—	—	—	—
Assets classified as substandard	.3	.1	.3	.1
Impaired	.3	.1	.3	.1

Deposits – Deposits increased by $10.4 million to $314.1 million at June 30, 2006 from $303.7 million at December 31, 2005. The increase in demand accounts and decrease in NOW and money market accounts and savings accounts from December 31, 2005 to June 30, 2006 reflect the normal volatility in these types of accounts. The increase in certificates of deposits primarily resulted from a combination of competitive rates on all deposit offerings, and Heritage Bank’s commitment to community banking, both of which continue to attract depositors. Also, brokered deposits increased $2.1 million to $20.4 million at June 30, 2006, from $18.3 million at December 31, 2005. Brokered deposits are deposits obtained through a broker who engages in facilitating the placement of deposits with insured depository institutions for a third party. The following table breaks down our deposits, as of June 30, 2006 and December 31, 2005, by types and amounts.

(In thousands)
	June 30, 2006		December 31, 2005
Demand accounts	$58,412	18.6%	56,642	18.7
NOW and money market accounts	31,115	9.9	33,914	11.2
Savings accounts	50,443	16.1	51,472	16.9
Certificate of deposits	174,101	55.4	161,663	53.2
	$314,071	100.0%	303,691	100.0

Borrowed Funds – Federal Home Loan Bank advances increased $9.6 million from $42.0 million at December 31, 2005 to $51.6 million at June 30, 2006. The increase of $9.6 million consists of $57.2 million in advances and $47.6 million in repayments. Securities sold under agreements to repurchase increased $2.1 million to $6.4 million at June 30, 2006 from $4.3 million at December 31, 2005.

Stockholders’ Equity – Stockholders’ equity totaled $32.4 million at June 30, 2006, up $.4 million from $32.0 million at December 31, 2005. Stockholders’ equity activity during the second quarter included $2.1 million of net income less cash dividends declared of $1.4 million, and less a $.3 million decrease due to increases in unrealized losses on investments available-for-sale.

4.	MATERIAL CHANGES IN RESULTS OF OPERATIONS–COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005.

(In thousands)	Selected Income Statement Data
	Three Months Ended June 30,
	2006	2005	$ Change	% Change
Interest income	$6,440	5,040	1,400	27.8%
Interest expense	2,760	1,657	1,103	66.6
Net interest income	3,680	3,383	297	8.8
Provision for losses on loans	100	50	50	100.0
Net interest income after provision for losses on loans	3,580	3,333	247	7.4
Non-interest income	1,212	1,207	5.4
Non-interest expense	2,961	2,920	41	1.4
Income before income taxes	1,831	1,620	211	13.0
Income taxes	697	615	82	13.4
Net income	$1,134	1,005	129	12.8%

Net Interest Income – Like most financial institutions, the most significant component of our earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.3 million to $3.7 million for the three months ended June 30, 2006 from $3.4 million for the three months ended June 30, 2005. Net interest margin decreased .17% to 3.88% for the three months ended June 30, 2006 from 4.05% for the three months ended June 30, 2005. Net interest spread decreased .36% to 3.32% for the three months ended June 30, 2006 from 3.68% for the three months ended June 30, 2005.

Interest Income – The $1.4 million increase reported above in interest income was attributable to loan interest income. Average balances of loans for the three months ended June 30, 2006 increased $44.6 million as compared to average balances for the same period in 2005. Likewise, weighted average interest rates on loans have increased at June 30, 2006 to 6.88%, up .74% from 6.14% at June 30, 2005.

Interest Expense – Interest expense increased $1.1 million to $2.8 million for the three months ended June 30, 2006 from $1.7 million for the three months ended June 30, 2005. The average balance of interest bearing deposits increased $44.3 million and higher interest rates resulted in an increase in interest expense on deposits of $1.0 million during the three months ended June 30, 2006 compared to the same period in 2005. Average interest yields on interest bearing deposits were 3.23% and 2.03% for the three months ended June 30, 2006 and 2005, respectively.

Provision for Loan Losses – We provided $.1 million for loan losses in both the three months ended June 30, 2006 and 2005. Asset quality at Heritage Bank has remained strong. Heritage Bank’s non-performing loans, defined as 90 days past due and non-accrual loans, totaled 0% and .02% of total loans at June 30, 2006 and 2005, respectively.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb probable losses inherent in the loan portfolio in accordance with GAAP. Future additions to our allowance for loan losses and any change in the related ratio of the allowance for loan losses to non-performing assets are dependent upon the performance and composition of Heritage Bank’s loan portfolio, the economy, inflation, changes in real estate values and interest rates and the view of the regulatory authorities toward adequate reserve levels.

Non-interest Income - In addition to net interest income, we generate significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income totaled $1.2 million for the three months ended June 30, 2006 and 2005.

Heritage Bank’s loan demand has been consistent in the residential real estate refinancing market, during the three months ended June 30, 2006 as compared to the same period in 2005, as mortgage interest rates have stabilized. Gain on sale of loans was $.9 million for each of the three months ending June 30, 2006 and 2005.

5.	MATERIAL CHANGES IN RESULTS OF OPERATIONS–COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005.

	Selected Income Statement Data Six Months Ended June 30,
	2006	2005	$ Change	% Change
Interest income	$12,292	9,658	2,634	27.3
Interest expense	5,139	3,084	2,055	66.6
Net interest income	7,153	6,574	579	8.8
Provision for losses on loans	175	50	125	250.0
Net interest income after provision for losses on loans	6,978	6,524	454	7.0
Non-interest income	2,233	2,127	106	5.0
Non-interest expense	5,882	5,637	245	4.4
Income before income taxes	3,329	3,014	315	10.4
Income taxes	1,264	1,141	123	10.8
Net Income	$2,065	1,873	192	10.2

Net Interest Income - Net interest income increased $.6 million to $7.2 million for the six months ended June 30, 2006 from $6.6 million for the six months ended June 30, 2005. Net interest margin decreased .16% to 3.86% for the six months ended June 30, 2006 from 4.02% for the same period last year. Net interest-rate spread decreased .64% to 3.33% for the six months ended June 30, 2006 from 3.97% for the same period last year.

Interest Income - The $2.6 million increase reported above in interest income was attributable to loan interest income. Average balances of loans for the six months ended June 30, 2006 increased $45.6 million as compared to average balances for the same period in 2005. Likewise, weighted average interest rates on loans have increase at June 30, 2006 to 6.88%, up .74% from 6.14% at June 30, 2005.

Interest Expense - Interest expense increased $2.0 million to $5.1 million for the six months ended June 30, 2006 from $3.1 million for the six months ended June 30, 2005. The average balance of interest bearing deposits increased $42.5 million and higher interest rates resulted in an increase in interest expense on deposits of $1.9 million during the six months ended June 30, 2006 compared to the same period in 2005. Average interest yields on interest bearing deposits were 3.07% and 1.91% for the six months ended June 30, 2006 and 2005, respectively.

Provision for Loan Losses - We provided $.2 million for loan losses for the six months ended June 30, 2006 and $.1 million for the same period in 2005.

Non-interest Income - Non-interest income was $2.2 million for the six months ended June 30, 2006 compared to $2.1 million in the same period in 2005.

Non-interest Expense - Our non-interest expense increased $.2 million during the six months ended June 30, 2006 as compared to the same period in 2005, primarily due to increases in personnel costs.

6.	ASSET/LIABILITY MANAGEMENT

Our earnings depend to a large extent on the level of its “net interest income.” Net interest income depends upon the difference (referred to as “interest rate spread”) between the yield on our loan and investment portfolios and interest-earning cash balances (referred to as “interest-earning assets”), and the rates paid on its deposits and borrowings (referred to as “interest-bearing liabilities”). The relative amounts of our interest-earning assets and interest-bearing liabilities also affect net interest income. In recent years, our interest-earning assets have exceeded interest-bearing liabilities. However, when interest-earning assets decrease as a result of non-accrual loans and investments in non-interest earning assets, net interest income and interest rate spread also decrease and any continued decrease in the level of interest-earning assets would generally result in a negative impact on earnings.

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

The Board of Governors of the Federal Reserve System (“Board”) has amended the asset size threshold and other criteria for determining whether a bank holding company (“BHC”) qualifies for the Board’s Small Bank Holding Company Policy Statement and an exemption from the Board’s consolidated risk-based and leverage capital adequacy guidelines for BHC’s. The Board has adopted this final rule to address the effects of inflation, industry consolidation, and normal asset growth of BHC’s since the Board introduced its previous policy statement in 1980. The final rule increases the asset size threshold from $150 million to $500 million in consolidated assets for determining whether a BHC may qualify for the policy statement and an exemption from the capital guidelines; modifies the qualitative criteria used in determining whether a BHC that is under the asset size threshold nevertheless would not qualify for the policy statement or the exemption from the capital guidelines; and clarifies the treatment under the policy statement of subordinated debt associated with trust preferred securities.

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

With current consolidated assets of approximately $413 million, it does not appear that we will be subject to the new risk-based guidelines as described above. We would, however, be subject to the small bank holding company rules in Part 225, Regulation Y of title 12 of the Code of Federal Regulations.

As a state-chartered commercial bank, quantitative requirements for capital adequacy for Heritage Bank include minimum amounts and ratios set forth in the table below to be considered well capitalized under the prompt corrective action provisions. As of June 30, 2006, Heritage Bank met all regulatory capital adequacy requirements to which it is subject.

Heritage Bank	Actual		Minimum capital requirements to be well capitalized
(In thousands)	Amount	Ratio	Amount	Ratio
June 30, 2006:
Total risk-based capital	$36,141	10.23%	35,325	10.0
Tier I risk-based capital	32,237	9.13	21,195	6.0
Tier I leverage	32,237	7.89	20,419	5.0

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk – Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Since our earnings depend on its level of interest rate spread, its primary market risk exposure is interest rate risk (“IRR”).

Interest Rate Risk – We have established a formal IRR policy, and Heritage Bank has an Asset/Liability Management Committee (“ALCO”) and an Investment Committee, which meet at least quarterly to review and report on management’s efforts to minimize IRR. We have employed several asset/liability management strategies to minimize its exposure to IRR. These strategies include selling most newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions, and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

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

The following table summarizes the sensitivity analysis for Heritage Bank as of March 31, 2006, the most recent information available. Management believes there has been no material change in interest rate risk since March 31, 2006. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Heritage Bank Estimated decrease in net interest income:	Interest Rate Change +200 bp	Interest Rate Change -200 bp

0-90 days	$23,882	$(112,548)
91-360 days	(115,983)	(205,283)
2 years	(213,486)	(550,614)
3 years	(218,404)	(976,664)

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

PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.

Although neither we nor Heritage Bank is involved in any material pending litigation as of June 30, 2006, Heritage Bank is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on our consolidated financial position, results of operations, or liquidity.

ITEM 1A.  RISK FACTORS.

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

None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 23, 2006, United Financial Corp. held its Annual Meeting of Shareholders. The shareholders elected the two directors listed below to serve three year terms expiring in 2009. The continuing directors, J. William Bloemendaal, William L. Madison and Kenneth R Murray are currently serving three year terms which expire in 2007.

The shareholders of United Financial Corp. voted as follows with respect to:

	FOR	WITHHELD
Kurt R. Weise	2,806,413	27,399
Kevin P. Clark	2,824,450	9,362

ITEM 5  OTHER INFORMATION.

None

ITEM 6  EXHIBITS.

A.	Exhibits

31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.

Date	August 10, 2006	/s/ Kevin P. Clark
Kevin P. Clark Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date	August 10, 2006	/s/ Paula J. Delaney
Paula J. Delaney Chief Financial Officer (Principal Financial and Accounting Officer)