Form 10-Q
period 2006-09-30
UNITED FINANCIAL CORP \MN\
filed 2006-11-14
CIK 1011309

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common Stock, no par value; 3,075,820 shares outstanding as of October 31, 2006

UNITED FINANCIAL CORP.

Page i

PART I – FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS.

UNITED FINANCIAL CORP.

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share data)

	(Unaudited) September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$17,808	19,127
Securities available-for-sale	39,641	35,359
Restricted stock, at cost	4,228	4,228
Loans held for sale	7,899	3,902
Loans receivable, net	332,578	311,997
Accrued interest receivable	3,367	2,537
Premises and equipment, net	8,614	8,519
Goodwill	1,422	1,422
Other assets	2,514	2,456

	$418,071	389,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand, NOW and money market demand accounts	$89,542	90,556
Savings deposits	49,135	51,472
Time deposits	172,439	161,663

	311,116	303,691
Federal Home Loan Bank advances	56,857	42,044
Securities sold under agreements to repurchase	8,608	4,248
Accrued interest payable	2,780	2,043
Subordinated debt owed to trust	3,093	3,093
Other liabilities	2,434	2,450

	384,888	357,569

Stockholders’ equity:
Preferred stock, no par value; authorized 2,000,000
shares; no shares issued and outstanding	—	—

Common stock, no par value; authorized 8,000,000 shares;
3,075,820 and 3,071,158 shares issued and outstanding
at September 30, 2006 and December 31, 2005, respectively	26,949	26,902
Paid in capital	108	64
Retained earnings	6,362	5,263
Accumulated other comprehensive loss, net	(236)	(251)

	33,183	31,978

	$418,071	389,547

Equity/Assets	7.94%	8.21
Book Value/Share	$10.79	10.41

See Notes to Consolidated Condensed Financial Statements.

UNITED FINANCIAL CORP.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans receivable	$6,254	5,096	17,615	13,953
Taxable investments	466	326	1,316	1,058
Nontaxable investments	5	4	14	13
Other interest earning assets	22	44	94	104

Total interest income	6,747	5,470	19,039	15,128
Interest expense
Deposits	2,253	1,438	6,197	3,483
Other borrowings	811	524	2,006	1,563

Total interest expense	3,064	1,962	8,203	5,046

Net interest income	3,683	3,508	10,836	10,082
Provision for loan losses	—	100	175	150

Net interest income after provision for loan losses	3,683	3,408	10,661	9,932

Non-interest income
Gain on sale of loans	1,005	1,107	2,583	2,602
Service charges and fees	311	362	898	952
Gain on sale of securities available-for-sale	—	1	—	1
Other	36	44	104	86

Total non-interest income	1,352	1,514	3,585	3,641
Non-interest expense
Compensation and benefits	1,900	1,880	5,525	5,208
Occupancy and equipment expense	387	371	1,127	1,086
Data processing fees	241	206	510	594
Other expenses	626	569	1,874	1,775

Total non-interest expense	3,154	3,026	9,036	8,663

Income before income taxes	1,881	1,896	5,210	4,910
Income taxes	726	719	1,990	1,860

Net income	$1,155	1,177	3,220	3,050

Basic earnings per share	$.38	.38	1.05	.99
Diluted earnings per share	.37	.37	1.02	.97
Dividends declared per share	.23	.23	.69	.67
Weighted average shares outstanding-basic	3,075	3,064	3,073	3,058
Weighted average shares outstanding-diluted	3,145	3,149	3,147	3,145

See Notes to Consolidated Condensed Financial Statements.

UNITED FINANCIAL CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities, before loans held for sale	$3,708	4,216
Mortgage loans originated and held for sale	(125,610)	(124,183)
Proceeds from sales of mortgage loans held for sale	121,613	119,559

Net cash from operating activities	(289)	(408)

Cash flows from investing activities

Net increase in loans receivable	(20,928)	(35,429)
Purchases of securities available-for-sale	(11,011)	(5,721)
Proceeds from maturities, pay downs and sales of securities
available-for-sale	6,709	11,946
Purchases of premises and equipment	(561)	(630)
Proceeds from sale of real estate and other personal property owned	225	286

Net cash from investing activities	(25,566)	(29,548)

Cash flows from financing activities

Net increase in deposits	7,425	44,496
Proceeds from Federal Home Loan Bank advances	79,750	56,100
Payments on Federal Home Loan Bank advances	(64,938)	(66,537)
Net increase (decrease) in securities sold under agreements to repurchase	4,360	(2,643)
Dividends paid to stockholders	(2,121)	(2,056)
Proceeds from issuance of common stock	48	156
Excess tax benefit from exercise of stock options	12	—

Net cash from financing activities	24,536	29,516

Decrease in cash and cash equivalents	(1,319)	(440)
Cash and cash equivalents at beginning of year	19,127	19,187

Cash and cash equivalents at end of period	$17,808	18,747

Supplemental Cash Flow Disclosure
Cash payments for interest	$7,466	4,600
Cash payments for income taxes	2,082	1,667

Non Cash Investing and Financing Activities
Acquisition of other personal property in settlement of loans	$161	101

See Notes to Consolidated Condensed Financial Statements.

UNITED FINANCIAL CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	GENERAL

United Financial Corp. (“United,” or the “Company”) is a bank holding company headquartered in Great Falls, Montana, with operations in 15 locations in 13 Montana communities. United was organized as a Minnesota corporation in 1996. United conducts its banking business in Montana through its wholly-owned subsidiary, Heritage Bank, a Montana corporation established in 1923.

Heritage Bank is a state-chartered commercial bank with locations in Billings, Bozeman, Chester, Fort Benton, Geraldine, Glendive, Great Falls (three locations), Hamilton, Havre, Kalispell, Missoula, Libby and Shelby, Montana. Effective October 31, 2006, the Geraldine location was closed and those operations were merged into the Fort Benton location. Heritage Bank conducts its community banking business by soliciting deposits from the general public through its branches and using those deposits, together with other available funds, to originate commercial (including lease financing), commercial real estate, residential, agricultural and consumer loans primarily in its market areas in Montana. Heritage Bank’s banking business is concentrated in the Great Falls area with 49% of United’s total assets located at Heritage Bank’s Great Falls locations. Heritage Bank also invests in mortgage-backed securities, U.S. Treasury obligations, other U.S. Government agency obligations and other interest-earning assets.

Heritage Bank’s financial condition and results of operations and therefore, its financial condition and results of operations, depend primarily on net interest income and fee income. Heritage Bank’s financial condition and results of operations are also significantly influenced by local and national economic conditions, changes in market interest rates, governmental policies, tax laws and the actions of various regulatory agencies.

United’s principal offices are located at 120 First Avenue North, Great Falls, Montana 59401, and its telephone number is (406) 727-6106.

United’s periodic and current reports are available, free of charge, on its website as soon as reasonably practicable after we file or furnish such material to the Securities and Exchange Commission (“SEC”). United’s website address is www.ufcmontana.com. The contents of United’s website are not a part of this report or of its other filings with the SEC.

2.	BASIS OF PRESENTATION

The accompanying consolidated condensed statement of financial condition as of December 31, 2005, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, United’s consolidated condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods disclosed. United’s operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that United anticipates for the year ending December 31, 2006. For additional information, you should refer to the consolidated audited financial statements and related footnotes included in United’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the September 30, 2005 financial information to conform to the September 30, 2006 presentation. These reclassifications did not affect previously reported net income or stockholders’ equity.

3.	COMPREHENSIVE INCOME

Unrealized gains and losses on securities available-for-sale comprise United’s only significant element of other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$1,155	1,177	3,220	3,050

Unrealized and realized holding gains
(losses) arising during period	346	(86)	15	(160)

Less: reclassification adjustment for gains included in net income, net of tax	—	1	—	1

Net unrealized gains (losses) on
securities available for sale, net of tax	346	(85)	15	(159)

Total comprehensive income	$1,501	1,092	3,235	2,891

4.	COMPUTATION OF EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares outstanding during the
period on which basic earnings per share is calculated	3,075	3,064	3,073	3,058
Add: incremental shares under stock option plans	70	85	74	87

Average outstanding shares on which diluted
earnings per share is calculated	3,145	3,149	3,147	3,145

Net income applicable to common
stockholders, basic and diluted	$1,155	1,177	3,220	3,050

Basic earnings per share	$.38	.38	1.05	.99

Diluted earnings per share	$.37	.37	1.02	.97

5.	RELATED PARTIES

Central Financial Services, Inc. (“CFS”) provides various management services to United, including certain accounting and tax services, investment consulting, personnel consulting, asset-liability management and regulatory consulting. CFS is owned by United’s largest shareholder and has been providing similar services to various banks and financial services organizations since December of 1988. CFS fees billed to United were approximately $.1 million for the three month periods and $.3 million for the nine month periods ended September 30, 2006 and 2005, respectively. The fees are billed by CFS on an hourly basis for work performed by United’s Chairman, United’s largest shareholder, and four other CFS employees. United’s Chairman does not receive direct compensation from United for these services. He is compensated for services as a director through director’s fees of $400 per month, and for services as an officer of United through CFS. Through CFS, United’s largest shareholder and Chairman earn annual salaries of $100,000 and $151,000, respectively.

From time to time, Heritage Bank purchases loans from Central Bank, a Stillwater, Minnesota Bank and Timberline Bank in Grand Junction, Colorado. United’s largest shareholder founded Central Bank in 1988, and United’s Chairman is the Chairman of its Board. United’s Chairman also serves on the Board of Directors of Timberline Bank. Balances of loan participations outstanding with Central Bank and Timberline Bank at September 30, 2006 were $3.2 million and $12.4 million, respectively.

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

6.	SUBSEQUENT EVENTS-DIVIDENDS DECLARED AND DEFINITIVE AGREEMENT SIGNED

On October 24, 2006, United’s Board of Directors declared a quarterly cash dividend of $.23 per share, payable December 1, 2006, to shareholders of record on November 17, 2006.

On November 6, 2006, U.S. Bancorp and United Financial Corp. announced the signing of a definitive agreement for U.S. Bancorp to acquire United Financial Corp. This acquisition will nearly double the branch presence in Montana for U.S. Bancorp’s lead bank, U.S. Bank National Association and give the bank a deposit base exceeding $1 billion. The agreement provides for a stock-for-stock merger in which 0.6825 shares of U.S. Bancorp will be exchanged for each common share of United Financial Corp. Based upon stock prices of both companies on November 3, 2006, this represents approximately $22.91 per share. Completion of the transaction, which is expected to occur in the first quarter of 2007, is contingent upon customary closing conditions, including regulatory approval and the approval of United’s shareholders.

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

(In thousands, except per share data) (Unaudited)	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net income: As reported	$1,177	3,050
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects (1)	(4)	(12)

Pro forma net income	$1,173	3,038

Earnings per share:
Basic – as reported	$.38	.99

Basic – pro forma	$.38	.99

Diluted – as reported	$.37	.97

Diluted – pro forma	$.37	.97

(1)   A Black-Scholes option pricing model was used to determine the fair value of the options granted.

As a result of adopting SFAS 123 (R) on January 1, 2006, income before taxes and net income for the nine months ended September 30, 2006 are $31,677 and $29,173 lower, respectively, than if United had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $1.06 and $1.03, respectively, if United had not adopted SFAS 123 (R), compared to reported basic and diluted earnings per share of $1.05 and $1.02, respectively. Prior to adopting SFAS 123 (R), United presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123 (R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $11,962 excess tax benefit classified as a financing cash flow would have been classified as an operating cash inflow if United had not adopted SFAS 123 (R).

Share-based compensation expense recognized for stock options was $31,677 for the nine months ended September 30, 2006. The total related income tax benefit recognized was $2,504 for the nine months ended September 30, 2006.

Stock Option Plan

United has a stock-based employee compensation plan for directors and employees. Options have a term of ten years, are generally granted with an exercise price equal to the market value of United’s stock at the date of grant, and generally vest over four years. At September 30, 2006, 54,856 shares of common stock were available for grant under the plan.

The following table presents the activity related to options under the plan for the nine months ended September 30, 2006.

	Shares Actual	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	208,578	$11.99
Granted	—	—
Exercised	(4,662)	10.25
Forfeited or Expired	(3,932)	15.95

Outstanding at September 30, 2006	199,984	$11.96	5.80	$1,828,506

Exercisable at September 30, 2006	162,626	$10.12	5.80	$1,784,824

No options were granted during the nine months ended September 30, 2006 and 2005. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the nine months ended September 30, 2006 and 2005 was $54,142 and $176,856, respectively.

Cash received from option exercises for the nine months ended September 30, 2006 and 2005 was $47,803 and $156,482, respectively. The amount of excess tax benefits received for these options exercised for the nine months ended September 30, 2006 and 2005 was $11,962 and $20,087, respectively.

United issues new shares to satisfy option exercises.

At September 30, 2006, there was $.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.

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

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (R) (revised 2004), “Share-Based Payment.” This Statement requires United to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. United recognizes that cost over the period during which an employee provides service in exchange for the award. See Note 7 above regarding the impact of implementing this statement.

United has also identified its accounting method for securities available-for-sale to be a critical accounting policy. United carries securities available-for-sale at fair value and exclude unrealized gains and losses (net of related tax effects) from earnings, except when unrealized losses are determined to be other than temporary. United reports these unrealized gains and losses (net of related tax effects) as a separate component of stockholders’ equity.

9.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No, 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation provides that the financial statement effects of a tax position shall initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. This interpretation also may require additional disclosures related to tax position taken.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets , an amendment of SFAS No. 140. This Statement amends SFAS No.140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value.

The provisions of SFAS No. 156 are effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, with the cumulative effect of the change in fair value recorded as an adjustment to the opening balance of retained earnings. Management is currently evaluating the impact of adopting SFAS No. 156 on United’s financial statements but does not expect the impact of the change to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.

The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the impact of adopting SFAS No.157 on United’s financial statements but does not expect the impact of the change to be material.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of the business entity or changes in unrestricted net assets of a not-for-profit organization.. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. Management is currently evaluating the impact of adopting SFAS No.158 on United’s financial statements but does not expect the impact of the change to be material.

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

2.	KEY PERFORMANCE INDICATORS.

	September 30, 2006	December 31, 2005
Capital ratios (Bank holding company):
Tier 1 leverage ratio	8.39%	8.71
Tier 1 risk-based capital ratio	9.84%	10.18
Total risk-based capital ratio	10.94%	11.26
Allowance for loan losses to loans	1.13%	1.19
Nonperforming loans to total loans	—	—
Book value per share	$10.79	10.41

(In Thousands)
Loans receivable and held for sale, gross	$344,373	319,650
Allowance for loan losses	$3,896	3,751
Nonperforming loans	$6	30
Total assets	$418,071	389,547
Total deposits	$311,116	303,691
Net loans to deposits	109.4%	104.0

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net earnings:
Return on average assets	1.12%	1.24	1.06	1.12
Return on average common equity	14.26%	15.00	13.36	13.21
Net interest margin	3.84%	4.03	3.85	4.03
Earnings per share-basic	$.38	.38	1.05	.99
Earnings per share-diluted	$.37	.37	1.02	.97
Dividends per share	$.23	.23	.69	.67

Non Financial:
Full-time employees	125	127	125	127
New deposit accounts	1,403	2,073	4,563	4,672
Closed or reissued deposit accounts	1,180	1,131	3,434	3,042
Full service branches	14	13	14	13
ATM’s	10	9	10	9

3.	MATERIAL CHANGES IN FINANCIAL CONDITION. COMPARISON OF SEPTEMBER 30, 2006 TO DECEMBER 31, 2005.

(In Thousands)	Selected Financial Condition Data
	September 30, 2006	December 31, 2005	$ Change	% Change
Cash and cash equivalents	$17,808	19,127	(1,319)	(6.9)
Securities available-for-sale	39,641	35,359	4,282	12.1
Restricted stock, at cost	4,228	4,228	—	—
Loans held for sale	7,899	3,902	3,997	102.4
Loans receivable, net	332,578	311,997	20,581	6.6
Premises and equipment, net	8,614	8,518	96	1.1
Goodwill	1,422	1,422	—	—
All other assets	5,881	4,994	887	17.8
Total assets	418,071	389,547	28,524	7.3
Deposits	311,116	303,691	7,425	2.4
Federal Home Loan Bank advances	56,857	42,044	14,813	35.2
Securities sold under agreements to repurchase	8,608	4,248	4,360	102.6
Subordinated debt	3,093	3,093	—	—
All other liabilities	5,214	4,493	722	16.0
Total liabilities	384,888	357,569	27,319	7.6
Stockholders’ equity, net	33,183	31,978	1,205	3.8

Total assets – Total assets increased $28.5 million to $418.1 million at September 30, 2006 from $389.6 million at December 31, 2005. Assets increased primarily because of a net increase in loans receivable and loans held for sale of approximately $24.6 million. Securities available-for-sale increased approximately $4.3 million. Other changes totaling $(.4) million are detailed in the table above.

Securities available-for-sale – Securities available-for-sale increased $4.3 million to $39.6 million at September 30, 2006 from $35.4 million at December 31, 2005. The increase was the result of $11.0 million of purchases offset by $6.7 million of principal repayments and maturities. Unrealized losses on securities available-for-sale decreased $.1 million, before income taxes, for the nine months ended September 30, 2006. United’s portfolio consists primarily of agency and mortgage backed securities and is likely to remain as such.

We summarize loans receivable, net of unamortized net deferred loan fees, as of September 30, 2005 and December 31, 2004, in the following table:

(In thousands)	September 30, 2006	December 31, 2005
First mortgage loans and contracts secured
by real estate	$138,637	114,303
Commercial real estate loans	76,924	79,036
Commercial loans	59,669	65,576
Agricultural loans	17,715	16,578
Consumer Loans	43,529	40,255

	336,474	315,748
Allowance for loan losses	(3,896)	(3,751)

	$332,578	311,997

Allowance for loan losses for the periods indicated are:

(In thousands)	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Balance, beginning of period	$3,751	3,708
Provision for loan losses	175	230
Losses charged off	(49)	(217)
Recoveries	19	30

Balance, end of period	$3,896	3,751

Loans Receivable and Loans Held for Sale - Net loans receivable increased by $20.6 million to $332.6 million at September 30, 2006 from $312.0 million at December 31, 2005. We attribute the increase primarily to growth in the real estate loan category. The increase includes a $24.3 million increase in first mortgage loans and contracts secured by real estate and a $3.3 million increase in consumer loans. These increases were offset by a $2.1 million decrease in commercial real estate loans and a $5.9 million decrease in commercial loans.

Heritage Bank purchases and participates in commercial and lease financing loans. In the normal course of business, banks often purchase loans from other banks that would exceed the originating bank’s lending limit. Heritage Bank had $29.3 million and $32.6 million of participation and purchased loans as of September 30, 2006 and December 31, 2005, respectively. The $29.3 million balance at September 30, 2006 includes $3.2 million of loan participation balances outstanding with Central Bank and $12.4 million of loan participation balances outstanding with Timberline Bank. The $32.6 million balance at December 31, 2005 includes loan participation balances outstanding with Central Bank of $3.5 million and $12.7 million of loan participation balances outstanding with Timberline Bank. Each of the loans purchased from Central Bank and Timberline Bank were loans that would have exceeded those banks’ lending limits when originated. Heritage Bank has no participated loans sold as a result of legal lending limit issues.

During the nine months ended September 30, 2006, loans held for sale increased $4.0 million to $7.9 million at September 30, 2006 from $3.9 million at December 31, 2005. We originated for sale $125.6 million of residential real estate loans, and we sold $121.6 million of residential real estate loans to the secondary market during the nine months ending September 30, 2006.

Allowance for Loan Losses - The allowance for loan losses increased $.1 million to $3.9 million at September 30, 2006 as compared to $3.8 million at December 31, 2005. Loan charge offs of $.1 million for the nine months ended September 30, 2006, were offset by a $.2 million provision for loan losses. Management believes the allowance for loan losses at September 30, 2006 was adequate given the low level of non-performing assets and management’s assessment of loan risk. The allowance for loan losses to total loans receivable at September 30, 2006 was 1.13% as compared to 1.19% at December 31, 2005.

The following table summarizes non-accrual, non-performing and classified asset balances at September 30, 2006 as compared to December 31, 2005.

(In thousands)	September 30, 2006		December 31, 2005
	Balance	% of Total Bank Assets	Balance	% of Total Bank Assets
Non-accrual loans	$6	—%	—	—
90 days past due and still accruing	—	—	.1	.02
Assets classified as loss	—	—	—	—
Assets classified as doubtful	—	—	—	—
Assets classified as substandard	.3	.06	.3	.1
Impaired	.3	.06	.3	.1

Deposits – Deposits increased by $7.4 million to $311.1 million at September 30, 2006 from $303.7 million at December 31, 2005. The decrease in NOW and money market accounts and savings accounts from December 31, 2005 to September 30, 2006 reflect the normal volatility in these types of accounts. The increase in certificates of deposits primarily resulted from a combination of competitive rates on all deposit offerings, and Heritage Bank’s commitment to community banking, both of which continue to attract depositors. Brokered deposits decreased $3.9 million to $14.4 million at September 30, 2006, from $18.3 million at December 31, 2005. Brokered deposits are deposits obtained through a broker who engages in facilitating the placement of deposits with insured depository institutions for a third party. The following table breaks down our deposits, as of September 30, 2006 and December 31, 2005, by types and amounts.

(In thousands)	September 30, 2006		December 31, 2005
Demand accounts	$56,666	18.2%	56,642	18.7
NOW and money market accounts	32,875	10.6	33,914	11.2
Savings accounts	49,135	15.8	51,472	16.9
Certificate of deposits	172,440	55.4	161,663	53.2

	$311,116	100.0%	303,691	100.0

Borrowed Funds – Federal Home Loan Bank advances increased $14.9 million from $42.0 million at December 31, 2005 to $56.9 million at September 30, 2006. The increase of $14.9 million consists of $79.8 million in advances and $64.9 million in repayments. Securities sold under agreements to repurchase increased $4.3 million to $8.6 million at September 30, 2006 from $4.3 million at December 31, 2005.

Stockholders’ Equity – Stockholders’ equity totaled $33.2 million at September 30, 2006, up $1.2 million from $32.0 million at December 31, 2005. Stockholders’ equity activity during the third quarter included $3.2 million of net income less cash dividends declared of $2.1 million. The remaining increase of $.1 million was a result of new stock issued under the stock option plan.

4.	MATERIAL CHANGES IN RESULTS OF OPERATIONS–COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005.

(In thousands)	Selected Income Statement Data Three Months Ended September 30,
	2006	2005	$ Change	% Change
Interest income	$6,747	5,470	1,277	23.3%
Interest expense	3,064	1,962	1,102	56.2

Net interest income	3,683	3,508	175	5.0
Provision for losses on loans	—	100	(100)	(100.0)

Net interest income after provision for losses on loans	3,683	3,408	275	8.0
Non-interest income	1,352	1,514	(162)	(10.7)
Non-interest expense	3,154	3,026	128	4.2

Income before income taxes	1,881	1,896	(15)	(.8)
Income taxes	726	719	7.9

Net income	$1,155	1,177	(22)	(1.9)

Net Interest Income - Like most financial institutions, the most significant component of our earnings is net interest income, which is the difference between the interest earned on interest-earning assets (loans, investment securities, mortgage-backed securities and other interest-earning assets), and the interest paid on deposits and borrowings. This amount, when divided by average interest-earning assets, is referred to as the net interest margin, expressed as a percentage. Net interest income and net interest margins are affected by changes in interest rates, the volume and the mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities expressed as a percentage is referred to as the net interest-rate spread. Net interest income increased $.2 million to $3.7 million for the three months ended September 30, 2006 from $3.5 million for the three months ended September 30, 2005. Net interest margin decreased .19% to 3.84% for the three months ended September 30, 2006 from 4.03% for the three months ended September 30, 2005. Net interest spread decreased .36% to 3.25% for the three months ended September 30, 2006 from 3.61% for the three months ended September 30, 2005.

Interest Income – The $1.3 million increase reported above in interest income was attributable to loan interest income. Average balances of loans for the three months ended September 30, 2006 increased $34.8 million to $338.5 million as compared to average balances for the same period in 2005 of $303.7 million. Likewise, weighted average interest rates on loans have increased at September 30, 2006 to 7.39%, up .68% from 6.71% at September 30, 2005.

Interest Expense - Interest expense increased $1.1 million to $3.1 million for the three months ended September 30, 2006 from $2.0 million for the three months ended September 30, 2005. The average balance of deposits increased $19.9 million for the three months ended September 30, 2006 to $258.4 million compared to $238.5 million the same period in 2005. Higher interest rates during the three months ended September 30, 2006 resulted in an increase in interest expense on deposits of $.8 million during the three months ended September 30, 2006 compared to the same period in 2005. Average interest yields on deposits were 3.49% and 2.41% at September 30, 2006 and 2005, respectively.

Non-interest Income - In addition to net interest income, we generate significant non-interest income from a range of retail banking services, including mortgage banking activities and service charges for deposit services. Non-interest income totaled $1.4 million for the three months ended September 30, 2006 and $1.5 million for the same period in 2005.

Heritage Bank’s loan demand has remained consistent in the residential real estate origination market, during the three months ended September 30, 2006 as compared to the same period in 2005, as mortgage interest rates remain stable. Gain on sale of loans decreased $.1 million for the three months ending September 30, 2006 to $1.0 million from $1.1 million for the same period in 2005.

5.	MATERIAL CHANGES IN RESULTS OF OPERATIONS–COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005.

(In thousands)	Selected Income Statement Data Nine Months Ended September 30,
	2006	2005	$ Change	% Change
Interest income	$19,039	15,128	3,911	25.8
Interest expense	8,203	5,046	3,157	62.6

Net interest income	10,836	10,082	754	7.5
Provision for losses on loans	175	150	25	16.7

Net interest income after provision for losses on loans	10,661	9,932	729	7.3
Non-interest income	3,585	3,641	(56)	(1.5)
Non-interest expense	9,036	8,663	373	4.3

Income before income taxes	5,210	4,910	300	6.1
Income taxes	1,990	1,860	130	7.0

Net Income	$3,220	3,050	170	5.6

Net Interest Income – Net interest income increased $.7 million to $10.8 million for the nine months ended September 30, 2006 from $10.1 million for the nine months ended September 30, 2005. Net interest margin decreased .18% to 3.85% for the nine months ended September 30, 2006 from 4.03% for the same period in 2005. Net interest-rate spread decreased .35% to 3.30% for the nine months ended September 30, 2006 from 3.65% for the same period in 2005.

Interest Income – The $3.9 million increase reported above in interest income was attributable to loan interest income. Average balances of loans for the nine months ended September 30, 2006 increased $42.0 million to $329.8 million as compared to average balances of $287.8 million for the same period in 2005. Likewise, weighted average interest rates on loans have increased at September 30, 2006 to 7.12%, up .66% from 6.46% at September 30, 2005.

Interest Expense – Interest expense increased $3.2 million to $8.2 million for the nine months ended September 30, 2006 from $5.0 million for the nine months ended September 30, 2005. The average balance of deposits increased $34.9 million to $257.2 for the nine months ending September 30, 2006, compared to $222.3 million for the same period in 2005. The $.4 million increase in interest on other borrowings included increases in both interest on FHLB advances and repurchase agreements. The average balance of FHLB advances decreased $2.9 million for the nine months ending September 30, 2006 to $46.9 million, compared to $49.8 million for the same period in 2005 and the weighted average rate for outstanding advances increased to 4.53% at September 30, 2006 from 3.57% at September 30, 2005. The average balance of repurchase agreements increased $2.6 million to $8.9 million for the nine months ended September 30, 2006 compared to $6.3 million for the same period in 2005. The weighted average rate for repurchase agreements increased to 3.26% at September 30, 2006 from 1.53% at September 30, 2005.

Provision for Loan Losses - United provided $.2 million for loan losses for the nine months ended September 30, 2006 and 2005, respectively. Provisions in 2006 were made to offset loan charge-offs.

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

Non-interest Income - Non-interest income was $3.6 million for both the nine months ended September 30, 2006 and 2005.

Non-interest Expense - United’s non-interest expense increased $.3 million during the nine months ended September 30, 2006 as compared to the same period in 2005 to $9.0 million from $8.7 million, primarily due to increases in personnel costs.

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

With current consolidated assets of approximately $418 million, it does not appear that we will be subject to the new risk-based guidelines as described above. We would, however, be subject to the small bank holding company rules in Part 225, Regulation Y of title 12 of the Code of Federal Regulations.

As a state-chartered commercial bank, quantitative requirements for capital adequacy for Heritage Bank include minimum amounts and ratios set forth in the table below to be considered well capitalized under the prompt corrective action provisions. As of September 30, 2006, Heritage Bank met all regulatory capital adequacy requirements to which it is subject.

Heritage Bank	Actual		Minimum capital requirements to be well capitalized
(In thousands)	Amount	Ratio	Amount	Ratio
September 30, 2006:
Total risk-based capital	$36,881	10.40%	35,457	10.0
Tier I risk-based capital	32,985	9.30	21,274	6.0
Tier I leverage	32,985	7.97	20,699	5.0

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

Interest Rate Risk – We have established a formal IRR policy, and Heritage Bank has an Asset/Liability Management Committee (“ALCO”) and an Investment Committee, which meet at least quarterly to review and report on management’s efforts to minimize IRR. We have employed several asset/liability management strategies to minimize our exposure to IRR. These strategies include selling most newly-originated long-term fixed-rate mortgages, promoting the origination and retention of loans providing for periodic interest rate adjustments, shorter terms to maturity or balloon provisions, and investing in adjustable rate or shorter-term mortgage-backed securities and other interest-earning investments.

The Asset/Liability Management Committee utilizes a detailed simulation model prepared by an institutional fund management service to quantify the estimated exposure of net interest income (“NII”) to sustained interest rate changes. The model predicts the impact of changing interest rates on the interest income received and interest expense paid on assets and liabilities over a 12-month period. We compare this sensitivity analysis to ALCO policy limits which specify a maximum tolerance level for NII given a 200 basis point (bp) rise or decline in interest rates.

The following table summarizes the sensitivity analysis for Heritage Bank as of June 30, 2006, the most recent information available. Management believes there has been no material change in interest rate risk since June 30, 2006. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in Item 2 and refer to the Interest Rate Risk Management discussion included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Heritage Bank Estimated increase (decrease) in net interest income:	Interest Rate Change +200 bp	Interest Rate Change -200 bp

0-90 days	$52,421	(108,559)
91-360 days	(113,337)	(136,629)
2 years	(215,268)	(354,700)
3 years	(207,875)	(671,288)

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

PART II – OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

Although neither we nor Heritage Bank are involved in any material pending litigation as of September 30, 2006, Heritage Bank is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, the disposition of current litigation will not have a material effect on our consolidated financial position, results of operations, or liquidity.

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

None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5   OTHER INFORMATION.

The following information was included in a Form 8-K filed November 13, 2006 with the U.S. Securities and Exchange Commission.

Important Merger Information

In connection with the proposed Merger, the Company will file a proxy statement with the U.S. Securities and Exchange Commission, or SEC. Shareholders and investors are advised to read the proxy statement when it becomes available because it will contain important information about the Merger and the Company. Shareholders and investors may obtain a free copy of the proxy statement (when available) and other documents filed by the Company with the SEC at the SEC’s web site at www.sec.gov . Free copies of the proxy statement, once available, and the Company’s other filings with the SEC, may also be obtained from the Company at www.ufcmontana.com by clicking on the “Investor Relations” tab and then following the link to “SEC Filings.” Free copies of the Company’s filings may be obtained by directing a written request to United Financial Corp., P. O. Box 2779, 120 First Avenue North, Great Falls, Montana 59403, Attention: Kevin Clark, or by telephone at (406) 727-6106.

Participants in the Solicitation

The Company and its directors, executive officers and other members of its management may be deemed to be soliciting proxies from the Company’s shareholders in favor of the Merger. Investors and shareholders may obtain more detailed information regarding the direct and indirect interests in the Merger of persons who may, under the rules of the SEC, be considered participants in the solicitation of the Company’s shareholders in connection with the merger by reading the preliminary and definitive proxy statements regarding the Merger, which will be filed with the SEC. Information about the Company’s directors and executive officers may be found in the Company’s definitive proxy statement filed with the SEC on April 28, 2006. These documents will be available free of charge once available at the SEC’s web site at www.sec.gov or by directing a request to the Company as described above.

ITEM 6   EXHIBITS.

A.	Exhibits

10.17	Revolving Line of Credit note between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated September 28, 2006.
10.18	Fourth Amendment to Credit Agreement between Wells Fargo Bank Minnesota National Association and United Financial Corp., dated September 28, 2006.
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

United Financial Corp.

Date	November 13, 2006	/s/ Kevin P. Clark
Kevin P. Clark Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date	November 13, 2006	/s/ Paula J. Delaney
Paula J. Delaney Chief Financial Officer (Principal Financial and Accounting Officer)